Form 10-Q
period 1996-04-30
DIME BANCORP INC
filed 1996-05-14
CIK 919568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13094

                               DIME BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             11-3197414
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

   589 FIFTH AVENUE, NEW YORK, NEW YORK              10017
 (Address of principal executive offices)          (Zip Code)

           (212) 326-6170                          NOT APPLICABLE
    (Registrant's telephone number,        (Former name, former address
        including area code)                and former fiscal year, if
                                            changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    x                                  No _______
                   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common shares, $0.01 par value          98,860,716 shares
- - -------------------------------   --------------------------------
             Class                Outstanding as of April 30, 1996

                               DIME BANCORP, INC.

                                 MARCH 31, 1996
                                   FORM 10-Q

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I - Financial Information

  Item 1 - Financial Statements

          Consolidated Statements of Financial Condition (unaudited)
             as of March 31, 1996 and December 31, 1995                 3

          Consolidated Statements of Income (unaudited) for the
             three months ended March 31, 1996 and 1995                 4

          Consolidated Statement of Changes in Stockholders'
             Equity (unaudited) for the three months ended
             March 31, 1996                                             5

          Consolidated Statements of Cash Flows  (unaudited) for
             the three months ended March 31, 1996 and 1995             6

          Notes to Consolidated Financial Statements (unaudited)        7

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9

Part II - Other Information

  Item 1 - Legal Proceedings                                            30

  Item 6 - Exhibits and Reports on Form 8-K                             30

Signatures                                                              31

PART 1.FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data)
                             (Unaudited)

                                           March 31,    December 31,
                                              1996          1995
- - --------------------------------------------------------------------
ASSETS
Cash and due from banks                   $   163,742    $   216,532
Money market investments                       22,198         18,824
Loans held for sale                           222,918        139,370
Securities available for sale               3,252,807      4,070,865
Securities held to maturity (estimated
 fair value of $4,705,555 and $4,990,564
 at March 31, 1996 and December 31,
 1995, respectively)                        4,809,976      5,085,736
Federal Home Loan Bank of New York stock      318,690        318,690
Loans receivable, net:
  First mortgage loans                      8,019,562      7,820,680
  Cooperative apartment loans               1,219,100      1,217,030
  Consumer and business loans                 768,971        792,603
  Allowance for loan losses                  (127,193)      (128,295)
- - --------------------------------------------------------------------
  Total loans receivable, net               9,880,440      9,702,018
- - --------------------------------------------------------------------
Other real estate owned, net                   58,658         60,681
Accrued interest receivable                   113,146        118,811
Premises and equipment, net                   108,011        112,757
Capitalized excess servicing                   30,455         32,604
Mortgage servicing rights                      64,031         65,583
Deferred tax asset, net                       214,614        223,463
Other assets                                  153,429        160,686
- - --------------------------------------------------------------------
Total assets                              $19,413,115    $20,326,620
- - --------------------------------------------------------------------

LIABILITIES
Deposits                                  $12,664,315    $12,572,203
Federal Home Loan Bank of New York
 advances                                   3,753,928      4,602,983
Securities sold under agreements to
 repurchase                                 1,497,128      1,632,453
Senior notes                                  197,432        197,384
Other borrowed funds                          175,740        181,732
Other liabilities                             138,431        163,335
- - --------------------------------------------------------------------
Total liabilities                          18,426,974     19,350,090
- - --------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share
 (200,000,000 shares authorized;
 99,847,394 and 99,705,731 shares
 issued at March 31, 1996 and
 December 31, 1995, respectively)                 998            997
Additional paid-in capital                    916,293        915,210
Retained earnings                              93,036         65,981
Treasury stock, at cost (1,000,000
 shares at March 31, 1996)                    (11,560)            --
Net unrealized loss on securities
 available for sale, net of related
 income taxes                                 (12,348)        (5,468)
Unearned compensation                            (278)          (190)
- - --------------------------------------------------------------------
Total stockholders' equity                    986,141        976,530
- - --------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                   $19,413,115    $20,326,620
- - --------------------------------------------------------------------
See accompanying notes to the consolidated financial statements.


                DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)
                            (Unaudited)

                                           For the Three Months Ended
                                                  March 31,
                                          ---------------------------
                                              1996          1995
- - ---------------------------------------------------------------------
INTEREST INCOME
First mortgage loans                          $149,572      $134,020
Cooperative apartment loans                     24,038        21,708
Consumer and business loans                     17,353        17,825
Mortgage-backed securities                     137,370       142,314
Investment securities                            8,420         8,877
Money market investments                         6,775         7,805
- - --------------------------------------------------------------------
Total interest income                          343,528       332,549
- - --------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                       132,797       122,943
Borrowed funds                                  96,396       102,215
- - --------------------------------------------------------------------
Total interest expense                         229,193       225,158
- - --------------------------------------------------------------------
Net interest income                            114,335       107,391
Provision for loan losses                       10,500         9,950
- - --------------------------------------------------------------------
Net interest income after provision for
 loan losses                                   103,835        97,441
- - --------------------------------------------------------------------
NON-INTEREST INCOME
Loan servicing fees, net                         7,663         8,274
Securities and insurance brokerage fees          4,674         3,440
Net gains on sales activities                      461         9,675
Banking service fees and other                   8,539         8,206
- - --------------------------------------------------------------------
Total non-interest income                       21,337        29,595
- - --------------------------------------------------------------------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits            33,976        37,413
  Occupancy and equipment, net                  12,775        15,410
  Federal deposit insurance premiums             2,875         7,705
  Other                                         20,568        18,365
- - --------------------------------------------------------------------
Total general and administrative expense        70,194        78,893
Other real estate owned expense, net             2,493         3,676
Amortization of mortgage servicing
 rights                                          3,194         2,764
Restructuring and merger-related expense         3,504         1,725
- - --------------------------------------------------------------------
Total non-interest expense                      79,385        87,058
- - --------------------------------------------------------------------
Income before income tax expense                45,787        39,978
Income tax expense                              18,732        17,556
- - --------------------------------------------------------------------
Net income                                    $ 27,055      $ 22,422
- - --------------------------------------------------------------------
Primary and fully diluted earnings per
 common share                                    $0.25         $0.20
- - --------------------------------------------------------------------
Primary average common shares
 outstanding                                   110,020       109,510
Fully diluted average common shares
 outstanding                                   110,196       109,590
- - --------------------------------------------------------------------
See accompanying notes to the consolidated financial statements.

          DIME BANCORP, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (In thousands)
                      (Unaudited)

                                          For the Three
                                           Months Ended
                                            March 31,
                                               1996
- - -------------------------------------------------------
COMMON STOCK
Balance at beginning of period                 $    997
Stock issued upon exercise of stock options           1
- - -------------------------------------------------------
Balance at end of period                            998
- - -------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                  915,210
Stock issued upon exercise of stock
 options                                            970
Restricted stock activity, net                      113
- - -------------------------------------------------------
Balance at end of period                        916,293
- - -------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                   65,981
Net income                                       27,055
- - -------------------------------------------------------
Balance at end of period                         93,036
- - -------------------------------------------------------
TREASURY STOCK, AT COST
Balance at beginning of period                       --
Treasury stock purchased                        (11,560)
- - -------------------------------------------------------
Balance at end of period                        (11,560)
- - -------------------------------------------------------
NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
  NET OF RELATED INCOME TAXES
Balance at beginning of period                   (5,468)
Change in net unrealized loss on
 securities available for sale, net of
 related income taxes                            (6,880)
- - -------------------------------------------------------
Balance at end of period                        (12,348)
- - -------------------------------------------------------
UNEARNED COMPENSATION
Balance at beginning of period                     (190)
Restricted stock activity                          (115)
Unearned compensation amortized to
 expense                                             27
- - -------------------------------------------------------
Balance at end of period                           (278)
- - -------------------------------------------------------
Total stockholders' equity                     $986,141
- - -------------------------------------------------------
See accompanying notes to the consolidated financial statements.

                 DIME BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)

                                            For the Three Months Ended
                                                   March 31,
                                        -----------------------------
                                               1996           1995
- - ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $    27,055    $   22,422
Adjustments to reconcile net income to
 net cash (used) provided
 by operating activities:
    Provision for loan and real estate
     losses                                      11,390        11,433
    Depreciation and amortization of
     premises and equipment                       3,815         4,581
    Other amortization and accretion,
     net                                         15,371        10,715
    Provision for deferred income tax
     expense                                     13,982        12,651
    Net (increase) decrease in loans
     held for sale                              (83,548)        1,375
    Other, net                                   (8,396)          447
- - ---------------------------------------------------------------------
Net cash (used) provided by operating
 activities                                     (20,331)       63,624
- - ---------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and
 purchased                                     (563,365)     (251,202)
Principal payments received on loans
 receivable                                     377,429       225,943
Purchases of securities available for
 sale                                          (540,962)         (164)
Purchases of securities held to maturity             --      (732,260)
Proceeds from sales of securities
 available for sale                           1,007,125        12,184
Proceeds from sales of securities held
 to maturity                                         --       187,342
Principal payments received on
 mortgage-backed securities                     584,959       287,928
Proceeds from maturities and calls of
 investment securities                           23,566         4,207
Net redemptions of Federal Home Loan
 Bank of New York stock                              --        51,750
Repurchases of assets sold with recourse         (5,873)       (9,366)
Proceeds from sales of other real
 estate owned                                    10,194        19,493
Purchases and originations of mortgage
 servicing rights                                (1,571)         (872)
Other, net                                      (11,779)      ( 1,779)
- - ---------------------------------------------------------------------
Net cash provided (used) by investing
 activities                                     879,723      (206,796)
- - ---------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits,
 exclusive of sales                              92,112        (3,559)
Net cash paid upon sale of deposits                  --      (245,022)
Net (decrease) increase in borrowings
 with original maturities of
 three months or less                        (1,134,985)      267,906
Proceeds from other borrowings                  250,000       100,000
Repayments of other borrowings                 (105,346)      (20,326)
Net proceeds from issuance of common
 stock                                              971           659
Purchases of treasury stock                     (11,560)           --
- - ---------------------------------------------------------------------
Net cash (used) provided by financing
 activities                                    (908,808)       99,658
- - ---------------------------------------------------------------------
Net decrease in cash and cash
 equivalents                                    (49,416)      (43,514)
Cash and cash equivalents at beginning
 of period                                      235,356       207,157
- - ---------------------------------------------------------------------
Cash and cash equivalents at end of
 period                                     $   185,940    $  163,643
- - ---------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings    $   234,758    $  203,052
Income tax refunds, net                          11,369        14,775
SUPPLEMENTAL NON-CASH FLOW INFORMATION
Net transfers of loans receivable to
 other real estate owned                    $    13,504    $   18,498
Transfers of securities from held to
 maturity to available for sale                      --        12,942
- - ---------------------------------------------------------------------
See accompanying notes to the consolidated financial statements.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Dime Bancorp, Inc. (the "Holding Company") and The Dime Savings Bank of New York, FSB and its subsidiaries (together with the Holding Company, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from those estimates. The results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's 1995 Annual Report to Stockholders.

NOTE 2 - PENDING EXERCISE OF COMMON STOCK WARRANT
- - -------------------------------------------------

On April 11, 1996, the Holding Company filed a registration statement, as amended on April 26, 1996, with the Securities and Exchange Commission in connection with the disposition by the Federal Deposit Insurance Corporation ("FDIC") of the 8,407,500 shares of common stock of the Holding Company ("Common Stock") underlying a warrant held by the FDIC. The warrant provides for an exercise price of $0.01 per share.

NOTE 3 - COMMON STOCK REPURCHASE PROGRAM
- - ----------------------------------------

In January 1996, the Holding Company announced its intention to repurchase, in connection with the Company's stock-based employee benefit plans, approximately 2% of the outstanding Common Stock, or approximately 2,000,000 shares, at prevailing prices in the open market or in privately-negotiated transactions. During the first quarter of 1996, the Holding Company repurchased 1,000,000 shares of Common Stock at a cost of approximately $11.6 million. No time limit has been established to complete the repurchase program, and there can be no assurances that such repurchases will be completed or as to the prices at which any remaining shares may be repurchased.

NOTE 4 - RECENT ACCOUNTING DEVELOPMENTS
- - ---------------------------------------

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND
FOR LONG-LIVED ASSETS TO BE DISPOSED OF

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss, measured by the difference between the carrying amount of the asset and its fair value, must be recognized in the event the sum of the expected future cash flows (undiscounted and without interest charges) from the use and eventual disposition of the asset are less than the carrying value of the asset. In addition, SFAS 121 requires that long-lived assets and certain identified intangibles intended to be disposed of be reported at the lower of carrying amount or fair value less selling costs. Since the date of its adoption by the Company, SFAS 121 has not had a material impact on the Company's consolidated financial statements.

ACCOUNTING FOR STOCK BASED COMPENSATION

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS 123 covers transactions with both employees and non-employees.

SFAS 123 established a fair value based method of accounting for stock based compensation arrangements with employees (the "SFAS 123 Method"), but permits an entity to continue utilizing the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (the "APB 25 Method"), in accounting for such arrangements. Under the SFAS 123 Method, compensation cost associated with stock based compensation arrangements is measured at the grant date based on fair value, whereas, under the APB 25 Method, compensation cost is measured by the excess, if any, of the quoted market price of the stock at date of grant, or other measurement date, over the amount an employee is required to pay to acquire the stock. An entity electing to continue using the APB 25 Method must disclose pro forma net income and earnings per share information in the notes to its financial statements as if the SFAS 123 Method had been adopted. In adopting SFAS 123, the Company has elected to continue applying the APB 25 Method in preparing its consolidated financial statements.

The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using the APB 25 Method must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

                               DIME BANCORP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

OVERVIEW

Dime Bancorp, Inc. (the "Holding Company") is the holding company for The Dime Savings Bank of New York, FSB (the "Bank," and, together with the Holding Company, the "Company"), a federally-chartered savings institution, the deposits of which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

The Company reported net income for the first quarter of 1996 of $27.1 million, or $0.25 per fully diluted common share, as compared with net income of $22.4 million, or $0.20 per fully diluted common share, for the first quarter of 1995. The increase in net income predominantly reflects an $8.7 million reduction in general and administrative ("G&A") expense coupled with growth of $6.9 million in net interest income. Partially offsetting these factors was a decline in net gains on sales activities from $9.7 million for the first three months of 1995, which were principally attributable to sales of branches and facilities, to $0.5 million for the first three months of 1996.

The Company's annualized return on average stockholders' equity and average assets increased to 10.93% and 0.54%, respectively, for the first quarter of 1996 from 9.86% and 0.44%, respectively, for the corresponding prior year quarter. The Company's efficiency ratio (defined as G&A expense, other than amortization of goodwill, divided by the sum of net interest income and recurring non-interest income) improved to 50.99% for the first three months of 1996 from 61.87% for the comparable 1995 period.

The Company's total assets declined to $19.4 billion at March 31, 1996 from $20.3 billion at year-end 1995, primarily due to the sale of $1.0 billion of mortgage-backed securities ("MBS") that had been designated for sale at December 31, 1995 in connection with a balance sheet restructuring plan initiated by the Company during the fourth quarter of 1995 (the "Balance Sheet Restructuring Plan"). As a result of the decision to sell the MBS, the Company recognized a pre-tax loss of $23.6 million in the 1995 fourth quarter, reflecting the write-down of those securities with unrealized losses to estimated fair value. The MBS sold had been included in the transfer, in accordance with the Balance Sheet Restructuring Plan, of securities with an amortized cost of $3.6 billion from the Company's held to maturity portfolio to its available for sale portfolio during December 1995 in connection with a one-time opportunity provided by the Financial Accounting Standards Board to reassess security classifications made pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Balance Sheet Restructuring Plan, the proceeds from the MBS sales were utilized to reduce the Company's outstanding borrowings. In addition to reducing the Company's reliance on MBS and borrowings, the Balance Sheet Restructuring Plan has enabled the Company to improve its net interest margin by eliminating from the MBS portfolio certain lower yielding securities and should provide the Company with greater flexibility in adjusting to varying interest rate environments and the opportunity to further reduce its asset size, should that be deemed appropriate.

The Holding Company repurchased 1,000,000 shares of its outstanding common stock (the "Common Stock") during the first quarter of 1996 in connection with a Common Stock repurchase program announced during the quarter (see "Financial Condition -- Stockholders' Equity").

The Company's total loan production, consisting of both originations and purchases, amounted to $1.0 billion for the quarter ended March 31, 1996, as compared with $287.2 million for the corresponding prior year quarter. Production of one-to-four family first mortgage and cooperative apartment loans ("residential property loans") amounted to $904.9 million during the first quarter of 1996, or approximately 50% of the comparable loan production for the full year ended December 31, 1995.

At March 31, 1996, the Bank continued to satisfy the published regulatory standards for a well capitalized institution.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's net interest income of $114.3 million for the three months ended March 31, 1996 reflects growth of $6.9 million relative to the corresponding period in 1995. The Company also experienced an increase in its net interest margin to 2.35% for the first quarter of 1996 from 2.16% for the first quarter of 1995. These increases largely reflect growth in the gross yield on total average interest-earning assets of 28 basis points, which has outpaced the rise in the cost of interest-bearing liabilities of 10 basis points.

The gross yield on total average interest-earning assets increased to 7.06% for the first quarter of 1996 from 6.78% for the comparable prior year quarter. This improvement was principally attributable to the sale of low-yielding MBS as part of the Balance Sheet Restructuring Plan and the upward repricing of adjustable-rate loans and MBS. For the first quarter of 1996, as compared with the corresponding prior year quarter, the yield on MBS increased 41 basis points and the yield on first mortgage loans increased 19 basis points.

The cost of the Company's average interest-bearing liabilities increased from 4.70% in the first quarter of 1995 to 4.80% in the first quarter of 1996 as the cost of the Company's deposits rose 32 basis points, the impact of which was mitigated by a decline in the cost of borrowings of 29 basis points. The rise in the cost of deposits primarily reflects a change in the mix of deposits from lower costing savings accounts to time deposits, together with the increased cost of time deposits due to the upward repricing of such deposits throughout the greater part of 1995. The Company's borrowing costs declined due to the lower short-term interest rate environment during the 1996 first quarter as compared with the corresponding 1995 period.

Total average interest-earning assets declined $173.4 million to $19.5 billion for the first quarter of 1996, as compared with the corresponding 1995 quarter, while total average interest-bearing liabilities declined $246.6 million to $19.1 billion. These declines resulted primarily from the MBS sales and repayments of borrowings in connection with the Balance Sheet Restructuring Plan. The Company anticipates that average interest-earning assets, as well as average interest-bearing liabilities, will decline further in the near term as the full impact of the MBS sales and related reduction in borrowings is realized.

The Company's net interest income was also affected by its utilization of certain derivative financial instruments in managing its interest rate risk exposure. These derivative financial instruments resulted in a reduction of net interest income of $3.5 million during the first quarter of 1996, as compared with an increase in net interest income of $7.9 million during the first quarter of 1995. For a further discussion of the Company's hedging activities, see "Management of Interest Rate Risk -- Hedging Activities" below.

As compared with the immediately preceding quarter, the Company experienced growth in its net interest income of $14.2 million, which represented the second consecutive quarter-to-quarter increase following four consecutive quarter-to-quarter declines. Additionally, the Company's net interest margin increased 30 basis points as compared with the fourth quarter of 1995, the first increase since the quarter ended September 30, 1994. These improvements primarily reflect a more favorable interest rate environment and the impact of the Balance Sheet Restructuring Plan.

The following table sets forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the tables below.

                                                          Three Months Ended March 31,
                                      ------------------------------------------------------------------
                                                       1996                              1995
                                      ----------------------------------  ------------------------------
                                                                Average                          Average
                                          Average                Yield/     Average               Yield/
(Dollars in thousands)                    Balance    Interest     Cost      Balance    Interest    Cost
- - --------------------------------------------------------------------------------------------------------
Assets
- - ------
Interest-earning assets:
  First mortgage loans                  $ 8,061,458   $149,572     7.42%  $ 7,412,344  $134,020     7.23%
  Cooperative apartment loans             1,229,421     24,038     7.82     1,171,698    21,708     7.40
  Consumer and business loans               782,052     17,353     8.92       808,672    17,825     8.94
  MBS                                     8,354,010    137,370     6.58     9,231,141   142,314     6.17
  Investment securities                     537,519      8,420     6.29       482,397     8,877     7.43
  Money market investments                  506,677      6,775     5.29       538,311     7,805     5.80
- - --------------------------------------------------------------------------------------------------------
Total interest-earning assets            19,471,137   $343,528     7.06%   19,644,563  $332,549     6.78%
Other assets                                728,417                           733,959
- - --------------------------------------------------------------------------------------------------------
Total assets                            $20,199,554                       $20,378,522
- - --------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
- - ------------------------------------
Interest-bearing liabilities:
  Deposits:
    Demand                              $ 1,055,336   $  2,209     0.84%  $ 1,048,206  $  2,894     1.12%
    Savings                               2,654,009     16,583     2.51     3,336,620    19,454     2.36
    Money market                          2,139,420     20,517     3.86     2,100,594    22,964     4.43
    Time                                  6,713,750     93,488     5.60     6,191,574    77,631     5.08
- - --------------------------------------------------------------------------------------------------------
  Total deposits                         12,562,515    132,797     4.25    12,676,994   122,943     3.93
  Borrowed funds                          6,507,532     96,396     5.87     6,639,702   102,215     6.16
- - --------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       19,070,047   $229,193     4.80%   19,316,696  $225,158     4.70%
Other liabilities                           139,094                           152,356
Stockholders' equity                        990,413                           909,470
- - --------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                  $20,199,554                       $20,378,522
- - --------------------------------------------------------------------------------------------------------
Net interest income                                   $114,335                         $107,391
- - --------------------------------------------------------------------------------------------------------
Excess of interest-earning assets
  over interest-bearing liabilities     $   401,090                       $   327,867
- - --------------------------------------------------------------------------------------------------------
Interest rate spread                                               2.26%                            2.08%
- - --------------------------------------------------------------------------------------------------------
Net interest margin                                                2.35%                            2.16%
- - --------------------------------------------------------------------------------------------------------

The following table sets forth, for the periods indicated, the changes in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities and the amounts attributable to changes in average balances (volume) and average interest rates (rate). The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                      Three Months Ended
                                           March 31,
                                 ----------------------------
                                       1996 versus 1995
                                 ----------------------------
                                      Increase (Decrease)
                                 ----------------------------
                                  Due to     Due to
(In thousands)                    Volume      Rate     Total
- - --------------------------------------------------------------
Interest income:
  First mortgage loans           $ 11,973   $ 3,579   $15,552
  Cooperative apartment loans       1,097     1,233     2,330
  Consumer and business loans        (590)      118      (472)
  MBS                             (14,052)    9,108    (4,944)
  Investment securities               949    (1,406)     (457)
  Money market investments           (443)     (587)   (1,030)
- - --------------------------------------------------------------
Total interest income              (1,066)   12,045    10,979
- - --------------------------------------------------------------
Interest expense:
  Deposits:
    Demand                             20      (705)     (685)
    Savings                        (4,191)    1,320    (2,871)
    Money market                      418    (2,865)   (2,447)
    Time                            6,860     8,997    15,857
- - --------------------------------------------------------------
  Total deposits                    3,107     6,747     9,854
  Borrowed funds                   (2,008)   (3,811)   (5,819)
- - --------------------------------------------------------------
Total interest expense              1,099     2,936     4,035
- - -------------------------------  ----------------------------
Net interest income              $ (2,165)  $ 9,109   $ 6,944
- - -------------------------------  ----------------------------

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses was $10.5 million during the three month period ended March 31, 1996, as compared with $10.0 million during the corresponding prior year period. The provision for loan losses, as further discussed in "Management of Credit Risk -- Allowance for Loan Losses" below, is predicated upon the Company's assessment of the adequacy of its allowance for loan losses which reflects, among other factors, assumptions with respect to projected future performance of the Company's loan portfolio in light of economic conditions and then-current loss experience.

NON-INTEREST INCOME

The following table sets forth the components of non-interest income for the three months ended March 31, 1996 and 1995.

                                            Three Months
                                               Ended
                                             March 31,
                                          ----------------
(In thousands)                             1996     1995
- - ----------------------------------------------------------
Loan servicing fees, net                  $ 7,663  $ 8,274
Securities and insurance brokerage fees     4,674    3,440
Net gains on sales activities                 461    9,675
Banking service fees and other              8,539    8,206
- - ----------------------------------------------------------
Total non-interest income                 $21,337  $29,595
- - ----------------------------------------------------------

Loan servicing fees, net, amounted to $7.7 million for the first quarter of 1996, a decline of $0.6 million as compared with the same quarter one year ago. This decline was due to a reduction in the average loan servicing fee rate, together with increases in certain loan servicing expenses, which are reflected as a component of loan servicing fees, net. The outstanding balance of the loans serviced for others portfolio amounted to $9.4 billion at March 31, 1996, as compared with $9.0 billion at March 31, 1995.

Securities and insurance brokerage fees amounted to $4.7 million for the first quarter of 1996, an increase of $1.2 million, or 35.9%, relative to the first quarter of 1995. The growth primarily reflects an expansion of the Company's sales force and new sales initiatives.

Net gains on sales activities decreased to $0.5 million for the first three months of 1996 from $9.7 million for the corresponding period in 1995. The decline was principally attributable to net gains during the first quarter of 1995 of $18.0 million associated with branch sales, reduced by $6.2 million of losses during that quarter associated with the write-down of certain operating facilities. In connection with its mortgage-banking activities, the Company recognized net gains for the first quarter of 1996 of $1.9 million on sales of $364.3 million of loans into the secondary market, as compared with net losses of $0.2 million during the first quarter of 1995 on sales of $44.0 million of loans into the secondary market. During the first quarter of 1996, the Company recognized losses of $0.6 million on the sale of $1.0 billion of MBS in connection with the Balance Sheet Restructuring Plan. The following table summarizes net gains on sales activities for the three months ended March 31, 1996 and 1995.

                                          Three Months Ended
                                              March 31,
                                          -----------------
(In thousands)                              1996      1995
- - -----------------------------------------------------------
Net gains (losses) on sales of loans
 held for sale, including securitized
 loans                                     $1,895   $  (154)
Net losses on sales and revaluations of
 securities                                  (672)   (1,909)
Net gains on sales of branches                 --    18,039
Other net losses                             (762)   (6,301)
- - -----------------------------------------------------------
Total net gains on sales activities        $  461   $ 9,675
- - -----------------------------------------------------------

Banking service fees and other non-interest income amounted to $8.5 million for the three months ended March 31, 1996, as compared with $8.2 million for the same period one year ago. The $0.3 million of growth in such income reflects an increase in banking service fees of $1.5 million, or 29.5%, the effect of which was largely offset by reductions in loan-related fee income and certain other non-interest income.

NON-INTEREST EXPENSE

The following table sets forth the components of non-interest expense for the three months ended March 31, 1996 and 1995.

                                            Three Months
                                               Ended
                                             March 31,
                                          ----------------
(In thousands)                             1996     1995
- - ----------------------------------------------------------
G&A expense:
  Compensation and employee benefits      $33,976  $37,413
  Occupancy and equipment, net             12,775   15,410
  Federal deposit insurance premiums        2,875    7,705
  Other                                    20,568   18,365
- - ----------------------------------------------------------
Total G&A expense                          70,194   78,893
Other real estate owned ("ORE")
 expense, net                               2,493    3,676
Amortization of mortgage servicing
 rights ("MSR")                             3,194    2,764
Restructuring and Merger-related expense    3,504    1,725
- - ----------------------------------------------------------
Total non-interest expense                $79,385  $87,058
- - ----------------------------------------  ----------------

G&A Expense

G&A expense amounted to $70.2 million for the first three months of 1996, a decline of $8.7 million, or 11.0%, as compared with the corresponding period in 1995. G&A expense represented 1.39% of total average assets of $20.2 billion in the first quarter of 1996, as compared with 1.55% of total average assets of $20.4 billion in the first quarter of 1995. The decline in G&A expense primarily reflects the realization of cost savings associated with the merger in January 1995 of Anchor Bancorp, Inc. ("Anchor") and its savings bank subsidiary, Anchor Savings Bank FSB, with and into the Holding Company and the Bank, respectively (the "Merger"), together with the impact of the reduced assessment rate on the portion of the Bank's deposits that are insured by the Bank Insurance Fund ("BIF") of the FDIC, which was implemented during the third quarter of 1995. Mitigating the effect of these factors were the additional expenses associated with the expansion of the Company's residential property loan origination capabilities, including through the acquisition, during the fourth quarter of 1995, of the residential property loan origination businesses of National Mortgage Investments Co., Inc., headquartered in Griffin, Georgia, and James Madison Mortgage Co., headquartered in Fairfax, Virginia (the "National and Madison Acquisitions").

Compensation and employee benefits expense amounted to $34.0 million for the first three months of 1996, a reduction of $3.4 million from the comparable 1995 period. Principal factors contributing to this decrease were staff reductions associated with the Merger and a decline in pension expense, the effect of which was partially offset by the additions to the employee complement as a result of the National and Madison Acquisitions. The Merger-related staff reductions, which commenced near the end of the first quarter of 1995, were substantially completed as of March 31, 1996.

Occupancy and equipment expense, net, amounted to $12.8 million for the quarter ended March 31, 1996, as compared with $15.4 million in the corresponding prior year quarter. The $2.6 million, or 17.1%, decline was substantially attributable to Merger-related benefits, including a reduction in the number of the Bank's branches to 87 at March 31, 1996 from 99 at the date of the Merger, the effect of which was partially offset by the impact of the National and Madison Acquisitions.

Federal deposit insurance premiums expense of $2.9 million for the first quarter of 1996 represents a decline of $4.8 million, or 62.7%, from the first quarter of 1995. In August 1995, the FDIC adopted a final rule, effective as of June 1, 1995, changing the assessment rates on BIF-insured deposits, which represent approximately 60% of the Bank's insured deposits, to a range of between 4 to 31 basis points for each $100 of insured deposits from the previous range of between 23 to 31 basis points. Additionally, in November 1995, the FDIC further lowered BIF-insured deposit assessment rates for all assessment categories by 4 basis points for each $100 of insured deposits effective for the first semi-annual assessment period of 1996, subject to a statutory requirement that all institutions pay at least $2,000 annually. The existing assessment rate schedule for deposits insured under the Savings Association Insurance Fund ("SAIF") of the FDIC of between 23 and 31 basis points for each $100 of SAIF-insured deposits was not affected by either of the above actions. The actual assessment rate for both BIF- and SAIF-insured deposits continues to depend on an institution's capital levels and regulatory status. For a discussion of various legislative proposals regarding the imbalance in deposit insurance premiums that has resulted from these actions, see "Pending Legislation" below.

Other G&A expense increased to $20.6 million for the three month period ended March 31, 1996 from $18.4 million in the corresponding 1995 period. This increase was due in part to a rise in marketing expense of $1.1 million, primarily as a result of a major television advertising campaign initiated during the first quarter of 1996 that is expected to continue into the second quarter of 1996. Other significant factors contributing to the rise in other G&A expense were increases in consulting and outsourcing expenses.

ORE Expense, Net

ORE expense, net, declined $1.2 million, or 32.2%, for the first quarter of 1996 as compared with the comparable quarter in 1995. The following table presents the significant components of ORE expense, net, for the three months ended March 31, 1996 and 1995.

                                          Three Months Ended
                                              March 31,
                                          -----------------
(In thousands)                              1996      1995
- - -----------------------------------------------------------
Provision for losses                       $  890    $1,483
Net gains on sales                           (506)     (265)
Operating expense, net of rental income     2,109     2,458
- - -----------------------------------------------------------
Total ORE expense, net                     $2,493    $3,676
- - -----------------------------------------------------------

The Company's provision for losses on ORE includes charges to maintain the carrying value of ORE at the lower of cost or estimated fair value less selling expenses and charges for potential future declines in the estimated fair value of ORE. Further provisions for losses on ORE may be required in the event of future adverse changes in economic and other conditions that the Company is unable to predict.

Amortization of MSR

Amortization of MSR amounted to $3.2 million for the quarter ended March 31, 1996, an increase of $0.4 million relative to the corresponding quarter in 1995. This increase was largely attributable to growth in the Company's MSR asset, which amounted to $64.0 million at March 31, 1996, as compared with $60.6 million at March 31, 1995.

Restructuring and Merger-Related Expense

During the three month period ended March 31, 1996, restructuring expense associated with the Merger and other Merger-related expense amounted to $3.5 million, as compared with $1.7 million during the corresponding period in 1995. During the first quarter of 1996, such expense was principally due to staff reductions, the final phase of the conversion of the Bank's retail banking computer system, and certain computer data center costs, while the expense for the first quarter of 1995 consisted primarily of costs associated with announcing and communicating the Merger to the Company's customers and the communities it serves. The Company does not currently anticipate the recognition of any such further expense associated with the Merger.

INCOME TAX EXPENSE

The Company recorded income tax expense of $18.7 million for the first quarter of 1996, as compared with $17.6 million for the corresponding prior year quarter. The increase was primarily attributable to a higher level of pre-tax income in the first quarter of 1996 relative to the first quarter of 1995, the effect of which was partially offset by certain factors, including a favorable settlement of local income tax issues during the first quarter of 1996. The Company's effective income tax rate was 40.9% for the three months ended March 31, 1996, as compared with 43.9% for the comparable 1995 period.

MANAGEMENT OF INTEREST RATE RISK

GENERAL

Interest rate risk is managed by the Company through asset/liability strategies designed to maintain acceptable levels of interest rate exposure throughout a range of interest rate environments. These strategies are intended not only to protect the Company from significant long-term declines in net interest income as a result of unfavorable changes in the interest rate environment, but also to mitigate the negative effect of such interest rate changes upon the Company's mortgage banking operating results. The Company seeks to contain its interest rate risk within a band that it believes is manageable and prudent given the Company's capital and income generating capacity.

The Company's sensitivity to interest rates is driven by the mismatch between the term to maturity or repricing of its interest-earning assets and that of its interest-bearing liabilities. As is typical of most thrifts, the Company's interest-bearing liabilities reprice or mature, on average, sooner than its interest-earning assets. This difference is often referred to as duration gap. The Company's duration gap can vary under alternative interest rate scenarios due to changes in consumer preferences as they relate to product mix, incentives to refinance loans that are directly related to interest rates and other interest rate-related characteristics of specific assets and liabilities.

The Company is also exposed to interest rate risk arising from the "option risk" embedded in many of the Company's interest-earning assets. Mortgages and the mortgages underlying MBS, for example, may contain prepayment options, interim and lifetime interest rate caps and other such features driven or otherwise influenced by changes in interest rates. Prepayment option risk affects mortgage-related assets in both rising and falling interest rates as the financial incentive to refinance mortgages is directly related to the level of current mortgage interest rates relative to the existing note rates.

Extension risk on mortgage-related assets is the risk that the duration of such assets increases as a result of declining prepayments due to rising interest rates. Certain mortgage-related assets are more sensitive to changes in interest rates than others, resulting in a higher risk profile. Since the Company's interest-bearing liabilities are not similarly affected, the Company's overall duration gap generally increases as interest rates rise. In addition, in a rising interest rate environment, adjustable-rate assets may reach interim or lifetime interest rate caps, thereby limiting the amount of upward adjustment, which effectively lengthens the duration of such assets.

Lower interest rate environments may also present interest rate exposure. Generally, lower interest rate environments tend to accelerate mortgage prepayment rates, which both shorten the duration of mortgage and mortgage-related assets and accelerate the amortization of premiums paid in the acquisition of these assets. The recognition of premiums over a shorter than expected term causes yields on the related assets to decline from anticipated levels.

The Company is also exposed to interest rate risk resulting from the change in the shape of the yield curve (i.e., flattening, steepening and inversion; also called "yield curve twist risk") and to differing indices upon which the yield on the Company's interest-earning assets and the cost of its interest-bearing liabilities are based ("basis risk"). The relatively flat yield curve in existence during the greater part of 1995 negatively affected the Company's net interest income as a result of the compression of the spread between the pricing of the Company's interest-earning assets (particularly those linked to the one-year Treasury index and lagging cost of funds indices) and its short-term borrowings. However, during the first quarter of 1996, the Company's net interest income benefited from a steepening of the yield curve.

In order to reduce its sensitivity to interest rate risk, the Company's investment strategy has emphasized adjustable-rate assets and fixed-rate medium-term assets. Of the Company's total interest-earning assets of $18.6 billion at March 31, 1996, approximately $12.4 billion, or 67%, were adjustable-rate. Of such adjustable-rate assets, approximately 50% were linked to U.S. Treasury instruments and approximately 35% were linked to various cost of funds indices, which lag changes in market interest rates, including the National Median Cost of Funds Index and the 11th District Cost of Funds Index. The Company also seeks to extend the maturity of its short-term or frequently repricing liabilities or, alternatively, to reduce the maturity or increase the repricing frequency of its assets, by using derivative financial instruments (see "Hedging Activities" below).

In evaluating and managing its interest rate risk, the Company employs simulation models to help assess its interest rate risk exposure and the impact of alternative interest rate scenarios and the probability of occurrence. The effect of adjustable-rate loan indices, periodic and lifetime interest rate adjustment caps, estimated loan prepayments, anticipated deposit retention rates and other dynamics of the Company's portfolios of interest-earning assets and interest-bearing liabilities are considered in such projections.

HEDGING ACTIVITIES

The Company utilizes a variety of derivative financial instruments to assist in managing its interest rate risk exposure, but does not utilize such instruments for speculative purposes. Derivative financial instruments employed by the Company at March 31, 1996 and December 31, 1995 were interest rate swaps, caps and floors, forward contracts, and options. The Company has also utilized interest rate futures, but had no such instruments outstanding at either of those dates. With the exception of interest rate floors hedging certain MSR, the derivative financial instruments utilized by the Company provide protection from rising interest rates.

Total derivative financial instruments utilized by the Company declined to $3.7 billion at March 31, 1996 from $3.9 billion at December 31, 1995. The following table summarizes, by category of asset or liability hedged, the notional amount and estimated fair value of the Company's outstanding derivative financial instruments at March 31, 1996 and December 31, 1995.

                                              March 31, 1996          December 31, 1995
                                        ------------------------   ----------------------
                                           Notional    Estimated    Notional    Estimated
(In thousands)                              Amount    Fair Value     Amount    Fair Value
- - -----------------------------------------------------------------------------------------
   Interest rate swaps hedging:
     Loans receivable                     $  204,204      $ (921)  $  212,747     $(2,195)
     Deposits                                150,000         301      150,000         533
     Borrowings                              928,000         759      928,000      (4,837)
- - -----------------------------------------------------------------------------------------
   Total interest rate swaps               1,282,204         139    1,290,747      (6,499)
- - -----------------------------------------------------------------------------------------
   Interest rate caps hedging:
     MBS available for sale                  762,252       1,834      877,118         961
     MBS held to maturity                    317,425         764      366,061         401
- - -----------------------------------------------------------------------------------------
   Total interest rate caps                1,079,677       2,598    1,243,179       1,362
- - -----------------------------------------------------------------------------------------
   Interest rate floors hedging:
     MSR                                   1,167,259         226    1,219,776       1,026
- - -----------------------------------------------------------------------------------------
   Total interest rate floors              1,167,259         226    1,219,776       1,026
- - -----------------------------------------------------------------------------------------
   Forward contracts hedging:
     Loans held for sale                     139,202       1,762       69,676        (709)
- - -----------------------------------------------------------------------------------------
   Total forward contracts                   139,202       1,762       69,676        (709)
- - -----------------------------------------------------------------------------------------
   Options hedging:
     Loans held for sale                      20,000           3       10,000          22
     Borrowings                               20,000         165       37,000          70
- - -----------------------------------------------------------------------------------------
   Total options                              40,000         168       47,000          92
- - -----------------------------------------------------------------------------------------
   Total derivative financial
    instruments                           $3,708,342      $4,893   $3,870,378     $(4,728)
- - -----------------------------------------------------------------------------------------

All of the Company's outstanding interest rate swap agreements at March 31, 1996 provide for the Company to be a fixed-rate payer and variable-rate receiver, with the variable-rate based upon the one- or three-month London Interbank Offered Rate ("LIBOR"). The following table sets forth the contractual maturities of the Company's interest rate swap agreements outstanding at March 31, 1996 by category of asset or liability hedged, as well as the related weighted average interest rates receivable and payable at that date.

                                      Maturing in the Years Ending December 31,
                               ----------------------------------------------------
(Dollars in thousands)               1996       1997      1998      1999       2000        Total
- - ------------------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Loans receivable:
     Notional amount             $114,373   $ 48,131   $    --   $24,700    $17,000   $  204,204
     Variable-rate receivable        5.40%      5.40%       --%     5.44%      5.30%        5.40%
     Fixed-rate payable              4.58       4.92        --      8.04       7.38         5.31
 Deposits:
    Notional amount              $150,000   $     --   $    --   $    --   $     --   $  150,000
    Variable-rate receivable         5.44%        --%       --%       --%        --%        5.44%
    Fixed-rate payable               4.73         --        --        --         --         4.73
 Borrowings:
    Notional amount              $450,000   $350,000   $98,000   $30,000   $     --   $  928,000
    Variable-rate receivable         5.38%      5.44%     5.39%     5.56%        --%        5.41%
    Fixed-rate payable               5.97       5.28      6.02      7.06         --         5.75
- - ------------------------------------------------------------------------------------------------
 Total:
    Notional amount              $714,373   $398,131   $98,000   $54,700    $17,000   $1,282,204
    Variable-rate receivable         5.39%      5.43%     5.39%     5.50%      5.30%        5.41%
    Fixed-rate payable               5.49       5.24      6.02      7.50       7.38         5.56
- - ------------------------------------------------------------------------------------------------

During 1995, the Company began a program of entering into interest rate cap agreements to hedge the periodic and lifetime interest rate caps embedded in certain of its adjustable-rate MBS. Each such agreement provides for the Company to receive cash payments, in exchange for a premium paid to the issuing counterparty at inception, when the weekly average yield of the one-year constant maturity Treasury index ("CMT") rises above a specified interest rate. The one-year CMT was 5.41% at March 31, 1996 and the specified interest rates at that date were 7.50% and 8.50% and averaged 8.00%.

In connection with the Company's interest rate floor agreements, which have been transacted for the purpose of reducing the impact of the potential loss of net future servicing revenues associated with a portion of its MSR that may result from an increase in loan prepayments, the Company, in return for a premium paid to the issuing counterparty at initiation of the agreement, receives cash payments from the counterparty when either the five- or ten-year CMT, which were 6.10% and 6.34%, respectively, at March 31, 1996, declines below a designated interest rate. The designated interest rates at March 31, 1996 ranged from 5.30% to 5.65% and averaged 5.50%.

Unamortized net deferred losses on closed derivative financial instrument contracts amounted to $32.1 million at March 31, 1996, as compared with $35.4 million at year-end 1995, and are being amortized to operations over the duration of the related asset or liability being hedged. Unamortized premiums on open derivative financial instrument contracts amounted to $7.1 million and $7.8 million at March 31, 1996 and December 31, 1995, respectively. Such premiums are amortized to operations over the terms of the related derivative financial instruments.

While the hedging activities engaged in by the Company have served to mitigate the effects of unfavorable interest rate changes, the Company continues to be susceptible to a significant level of interest rate risk. In addition, the protection afforded by the Company's hedging activities is limited to the remaining terms of the related derivative financial instruments.

The derivative financial instruments used by the Company, though chosen to remedy specific risk conditions, may, under certain circumstances, behave in a manner that is inconsistent with their intended purpose. Thus, such instruments possess market risk in their own right. The Company has established internal policies that define the extent of historical correlation between a proposed hedge and the item to be hedged prior to the use of a derivative financial instrument as a hedge. The potential exists, however, that this relationship or "basis" may change due to extraordinary circumstances. The Company, also by policy, monitors these relationships at regular intervals to ensure that such correlation is maintained. The Company cannot guarantee that such relationships, as have been historically observed, will continue.

For a discussion of the credit risk associated with the Company's derivative financial instruments, see "Management of Credit Risk--Derivative Financial Instruments" below.

ASSET/LIABILITY REPRICING

The measurement of differences (or "gaps") between the Company's interest-earning assets and interest-bearing liabilities that mature or reprice within a period of time is an indication of the Company's sensitivity to changes in interest rates. A negative gap generally indicates that, in a period of rising interest rates, deposit and borrowing costs will increase more rapidly than the yield on loans and securities and, therefore, reduce net interest income. The opposite effect will generally occur in a declining interest rate environment. Positive or low negative gap ratios generally indicate that an institution is less sensitive to the impact of changing interest rates. Although the Company has a large portfolio of adjustable-rate assets, the protection afforded by such assets in the event of substantial rises in interest rates for extended time periods is limited due to interest rate reset delays, periodic and lifetime interest rate caps, payment caps and the fact that indices used to reprice a portion of the Company's adjustable-rate assets lag changes in market rates. Moreover, in declining interest rate environments, or certain shifts in the shape of the yield curve, these assets may prepay at significantly faster rates than otherwise anticipated. It should also be noted that the Company's gap measurement reflects broad judgmental assumptions with regard to repricing intervals for certain assets and liabilities.

At March 31, 1996, the Company had a one-year negative gap, including the effect of hedging activities, of $2.6 billion, or 13.71% of total interest-earning assets, as compared with a negative gap of $2.1 billion, or 10.58% of total interest-earning assets, at December 31, 1995. The following table reflects the repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 1996. The amount of each asset or liability is included in the table at the earlier of the next repricing date or maturity. Loan and MBS prepayment assumptions utilized in preparing the table are based upon industry standards as well as the Company's historical experience and estimates. Non-performing loans have been included in the "More Than One Through Three Years" category. Savings accounts, despite the recent increase in their sensitivity to changes in market interest rates, have been spread ratably over a 20-year period based on the assumption that such accounts are essentially core deposits and in the aggregate have not been generally sensitive historically to fluctuations in market interest rates. If all savings accounts were included in the "One Year or Less" category, the Company would have had a one-year negative gap at March 31, 1996 of $5.1 billion, or 27.17% of total interest-earning assets.

                                                        March 31, 1996
                                    --------------------------------------------------
                                                    More Than
                                      One Year    One Through      More Than
(Dollars in millions)                  or Less    Three Years    Three Years     Total
- - --------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                $ 5,219         $2,185         $2,827   $10,231
  MBS                                    5,934          1,054            842     7,830
  Other                                     24            136            413       573
- - --------------------------------------------------------------------------------------
Total interest-earning assets           11,177          3,375          4,082    18,634
- - --------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits                               9,082          1,054          2,528    12,664
  Borrowed funds                         5,183             24            417     5,624
- - --------------------------------------------------------------------------------------
Total interest-bearing liabilities      14,265          1,078          2,945    18,288
- - --------------------------------------------------------------------------------------
Impact of hedging activities              (534)           469             65         -
- - --------------------------------------------------------------------------------------
Gap (repricing difference)             $(2,554)        $1,828         $1,072   $   346
- - --------------------------------------------------------------------------------------
Cumulative gap                         $(2,554)        $ (726)        $  346
- - --------------------------------------------------------------------------------------
Cumulative ratio of gap to total
  interest-earning assets               (13.71%)        (3.90%)         1.86%
- - --------------------------------------------------------------------------------------

MANAGEMENT OF CREDIT RISK

GENERAL

The Company's major exposure to credit risk results from the possibility that it will not recover amounts due from borrowers or issuers of securities. The Company is also subject to credit risk in connection with its utilization of derivative financial instruments. The Company has a system of credit risk controls and management processes by which it monitors and manages its level of credit risk.

NON-PERFORMING ASSETS AND LOANS MODIFIED IN A TROUBLED DEBT RESTRUCTURING
("TDR")

Non-performing assets are comprised of non-accrual loans and ORE, net. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which there are concerns about the full collectability of contractual principal and interest payments.

Non-performing assets amounted to $313.4 million at March 31, 1996, as compared with $315.8 million at December 31, 1995. At March 31, 1996, non-performing assets represented 1.61% of total assets, up from 1.55% at December 31, 1995 due to the reduction in asset size in connection with the Balance Sheet Restructuring Plan.

The following table presents the components of non-performing assets at March 31, 1996 and December 31, 1995. Loans modified in a TDR that have demonstrated a sufficient payment history to warrant return to performing status, generally six months, are not included within non-accrual loans (see below).

                                          March 31,   December 31,
(In thousands)                               1996         1995
- - ------------------------------------------------------------------
Non-accrual loans:
  Residential property loans               $208,961       $206,230
  Commercial and multifamily first
   mortgage loans                            31,963         34,618
  Construction loans                          5,267          5,267
  Consumer and business loans                 8,530          9,004
- - ------------------------------------------------------------------
   Total non-accrual loans                  254,721        255,119
- - ------------------------------------------------------------------
ORE, net:
  Residential property                       36,254         38,799
  Commercial and multifamily property        25,521         24,952
  Allowance for losses                       (3,117)        (3,070)
- - ------------------------------------------------------------------
   Total ORE, net                            58,658         60,681
- - ------------------------------------------------------------------
   Total non-performing assets             $313,379       $315,800
- - ------------------------------------------------------------------

The balance of non-performing assets is affected by the length of the foreclosure process as loans entering non-performing status often remain in such status for an extended period of time due to contested foreclosure actions and other circumstances. Furthermore, with regard to loans secured by properties in certain New England states, the Company, starting in 1994, implemented agreements that set forth, among other things, procedures for borrowers in those states to seek opportunities to "workout" or restructure their loans. The Bank also, at times, has voluntarily delayed or limited certain foreclosure proceedings in order to address consumer and other concerns in these states. Although these actions have delayed somewhat the exit of the affected loans from non-performing status, the impact of such actions has not been material. However, the Company currently anticipates that it will experience increased levels of ORE, as well as related ORE expense, which are not currently expected to be material, as the delays and limitations that the Company currently has in place lapse or otherwise are terminated.

The level of loans delinquent for less than 90 days, other than those on non-accrual status, may, to some degree, be a leading indicator of future levels of non-performing assets. Such delinquent loans were as follows at March 31, 1996.

                                          Delinquency Period
                                        --------------------
                                           30 - 59   60 - 89
(In thousands)                                Days      Days     Total
- - ----------------------------------------------------------------------
Residential property loans                $ 39,148  $ 18,480  $ 57,628
Commercial and multifamily first
 mortgage loans                             37,106     7,786    44,892
Consumer and business loans                  6,146     2,116     8,262
- - ----------------------------------------------------------------------
Total                                     $ 82,400  $ 28,382  $110,782
- - ----------------------------------------------------------------------

When borrowers encounter financial hardship but are able to demonstrate to the Company's satisfaction an ability and willingness to resume regular monthly payments, the Company often seeks to provide them with an opportunity to restructure the terms of their loans. These arrangements, which are negotiated individually, generally provide for interest rates that are lower than those initially contracted for, but which may be higher or lower than current market interest rates, and may in some instances include a reduction in the principal amount of the loan. The Company evaluates the costs associated with any particular restructuring arrangement and may enter into such an arrangement if it believes it is economically beneficial for the Company to do so. The following table sets forth the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans, at March 31, 1996 and December 31, 1995.

                                          March 31,  December 31,
(In thousands)                              1996         1995
- - -----------------------------------------------------------------
Residential property loans                 $ 43,556      $ 43,090
Commercial and multifamily first
 mortgage loans                             162,441       159,097
- - -----------------------------------------------------------------
Total                                      $205,997      $202,187
- - -----------------------------------------------------------------

IMPAIRED LOANS

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), the Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. SFAS 114 does not apply to those large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which, for the Company, include residential property loans and consumer loans, other than those modified in a TDR. Except as noted below, loans reviewed for impairment by the Company are limited to loans modified in a TDR, commercial and multifamily first mortgage loans and business loans. The Company does not generally review for impairment commercial and multifamily first mortgage loans and business loans that have insignificant carrying values. In addition, loans otherwise qualifying for impaired status are generally not so classified by the Company when the delay in the timing of payments or the shortfall in the amount of payments is deemed by the Company to be insignificant. At a minimum, loans reviewed for impairment are classified as impaired by the Company when delinquent more than six months.

In accordance with SFAS 114, a loan modified in a TDR subsequent to its adoption is considered impaired and measured for impairment throughout the term of the loan in accordance therewith. However, as provided for in SFAS 114, such loans are not included in the Company's impaired loan statistics in years following the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate the Company was willing to accept at the restructuring date for a new loan with comparable risk and the loan is not impaired based on the terms of the restructuring agreement.

The Company's impaired loan identification and measurement processes are conducted in conjunction with the review of the adequacy of its allowance for loan losses (see "Allowance for Loan Losses" below). Specific factors utilized in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage.

The following table summarizes information regarding the Company's impaired loans at March 31, 1996 and December 31, 1995.

                                          March 31,   December 31,
(In thousands)                               1996         1995
- - ------------------------------------------------------------------
Residential property loans (1):
  Recorded investment:
    Without a related allowance            $ 11,200        $10,650
    With a related allowance                  1,916          3,170
  Related allowance for loan losses            (120)          (198)
- - ------------------------------------------------------------------
Total residential property loans             12,996         13,622
- - ------------------------------------------------------------------
Commercial and multifamily first
 mortgage loans (1):
  Recorded investment:
    Without a related allowance               8,886          7,575
    With a related allowance                 66,731         66,648
  Related allowance for loan losses         (10,072)        (9,909)
- - ------------------------------------------------------------------
Total commercial and multifamily first
 mortgage loans                              65,545         64,314
- - ------------------------------------------------------------------
Business loans (2):
  Recorded investment:
    With a related allowance                    760            741
  Related allowance for loan losses            (660)          (660)
- - ------------------------------------------------------------------
Total business loans                            100             81
- - ------------------------------------------------------------------
Total impaired loans, net                  $ 78,641        $78,017
- - ------------------------------------------------------------------

(1) The measurement value is based upon the estimated fair value of the underlying collateral.
(2) The measurement value is based upon the present value of expected future cash flows.

The Company's average recorded investment in impaired loans for the three month periods ended March 31, 1996 and 1995 was $88.7 million and $78.4 million, respectively. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $1.1 million and $1.2 million for the three month periods ended March 31, 1996 and 1995, respectively.

LOANS SOLD WITH RECOURSE

The Company, in the past, sold certain residential and multifamily property loans with limited recourse, with the majority of these loans having been securitized with the Federal National Mortgage Association ("FNMA"). At March 31, 1996, the balance of loans sold with recourse amounted to $875.2 million, down from $900.4 million at December 31, 1995. The Company's related maximum potential recourse exposure was approximately $216 million at March 31, 1996, as compared with approximately $223 million at December 31, 1995. Of the loans sold with recourse, $14.7 million were delinquent 90 days or more at March 31, 1996. During the first three months of 1996, the Company repurchased loans sold with limited recourse totaling $5.7 million, virtually all of which were repurchased from FNMA.

Generally, it has been the Company's practice to repurchase from FNMA any loans sold with recourse that become 90 days delinquent. By repurchasing these loans prior to foreclosure, the Company derives the benefit of the savings between the interest rate that must be paid monthly to FNMA, even if not received, and the Company's own interest cost to fund the purchase of these loans. Additionally, repurchases permit the Company to provide eligible borrowers with more flexible loan workout options.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loans receivable portfolio. In determining the appropriate level of the allowance for loan losses and, accordingly, the level of the provision for loan losses, the Company reviews its loans receivable portfolio on a monthly basis, taking into account the size, composition and risk profile of the portfolio, including delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions. While the Company believes that the allowance for loan losses is adequate, additions to the allowance for loan losses may be necessary in the event of future adverse changes in economic and other conditions that the Company is unable to predict.

The Company's allowance for loan losses declined to $127.2 million at March 31, 1996 from $164.7 million at March 31, 1995, reflecting in large part a reduction in the Company's non-accrual loans during this period. The allowance for loan losses represented 49.93% of non-accrual loans at March 31, 1996, as compared with 50.56% one year earlier. As a percentage of total loans receivable, the allowance for loan losses declined to 1.27% at March 31, 1996 from 1.76% at March 31, 1995. Net charge-offs were $11.6 million for the first quarter of 1996, a reduction of $4.1 million, or 25.9%, from the comparable 1995 quarter.

The following table sets forth the activity in the Company's allowance for loan losses for the three months ended March 31, 1996 and 1995.

                                           Three Months Ended
                                               March 31,
                                          -------------------
(In thousands)                              1996       1995
- - -------------------------------------------------------------
Balance at beginning of period            $128,295   $170,383
Provision charged to operations             10,500      9,950
Charge-offs:
  Residential property loans                (9,868)    (9,912)
  Commercial and multifamily first
   mortgage loans                           (2,504)    (6,378)
  Consumer and business loans               (1,453)    (1,683)
- - -------------------------------------------------------------
Total charge-offs                          (13,825)   (17,973)
- - -------------------------------------------------------------
Recoveries:
  Residential property loans                 1,171      1,293
  Commercial and multifamily first
   mortgage loans                              312         50
  Consumer and business loans                  740        966
- - -------------------------------------------------------------
Total recoveries                             2,223      2,309
- - -------------------------------------------------------------
Net charge-offs                            (11,602)   (15,664)
- - -------------------------------------------------------------
Balance at end of period                  $127,193   $164,669
- - -------------------------------------------------------------

MBS

In general, the Company's MBS carry a significantly lower credit risk than its loans receivable. Of the aggregate carrying value of the Company's MBS held to maturity and available for sale at March 31, 1996 of $7.8 billion, approximately 21%, in total, were issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and FNMA. MBS issued by entities other than FHLMC, GNMA and FNMA ("Privately-Issued MBS") have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all of the $6.2 billion portfolio of Privately-Issued MBS held by the Company at March 31, 1996 were rated "AA" or better by one or more of the nationally recognized securities rating agencies. The Privately-Issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool.

During the year ended December 31, 1995, the Company recognized a $3.3 million loss associated with an other than temporary impairment in value of certain Privately-Issued MBS. This loss was necessitated by the erosion in the underlying credit enhancements associated with these securities, coupled with the

Company's projections of estimated future losses on defaults of the loans underlying the securities. At March 31, 1996, these securities, all of which are classified as available for sale, had an estimated fair value of $57.2 million, an amortized cost of $66.6 million and an aggregate of $0.8 million in related credit enhancements. No assurance can be given that future losses on these securities will not be incurred. Additionally, the Company cannot predict whether losses will or will not be recognized on any other Privately-Issued MBS currently held by the Company.

DERIVATIVE FINANCIAL INSTRUMENTS

The credit risk from the Company's derivative financial instruments arises from the possible default by a counterparty on its contractual obligations. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the utilization of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. The Company has established policies and procedures limiting its credit exposure to counterparties of derivative financial instrument agreements, which include consideration of credit ratings on a continuous basis, collateral requirements, and exposure to any one counterparty, among other issues. In addition, as deemed necessary, the Company may enter into master netting agreements, under which it may offset payable and receivable positions, to the extent they exist, with the same counterparty in the event of default. There were no past due amounts related to the Company's derivative financial instruments at March 31, 1996 or December 31, 1995.

In connection with its utilization of interest rate swaps, to the extent a counterparty defaults, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. An added element of credit risk is introduced when there exists a mismatch in the frequency of payment exchanges (i.e., the Company makes a payment on a quarterly basis but receives a payment on a different payment frequency). A counterparty default would expose the Company to an economic loss equal to the lost payment. Forward contracts create credit risk in a manner similar to that of interest rate swaps.

Counterparty credit risk relating to exchange-traded interest rate futures contracts and options on such contracts is mitigated in three ways: (i) there is mark-to-market of the contract value on a daily basis, and any change in value is settled in cash at the end of each day; (ii) there is a margin requirement with the broker that adjusts based on the change in value of the futures contracts (if accumulated losses cause the margin account to fall beyond a specified level, then additional margin will be required or the account is closed out); and (iii) an exchange clearinghouse is the counterparty in futures transactions. The interest rate futures contracts utilized by the Company are traded on nationally recognized exchanges.

For interest rate floors, interest rate caps and over-the-counter option agreements, the Company is subject to credit risk to the extent contractual payments required under the agreements are not received.

FINANCIAL CONDITION

The Company's total assets amounted to $19.4 billion at March 31, 1996, a $0.9 billion, or 4.5%, decline from the level at December 31, 1995. This decline primarily reflects a reduction in securities available for sale, as a result of MBS sales in connection with the Balance Sheet Restructuring Plan, and securities held to maturity, the impact of which was partially offset by growth in loans receivable and loans held for sale.

SECURITIES

Securities available for sale, which declined from $4.1 billion at December 31, 1995 to $3.3 billion at March 31, 1996, are carried at estimated fair value, with unrealized gains and losses recorded in a valuation allowance that is included, net of related income taxes, as a separate component of stockholders' equity. At March 31, 1996, the Company's net unrealized loss on its securities available for sale portfolio, net of related income taxes, was $12.3 million ($21.6 million on a pre-tax basis), as compared with $5.5 million ($9.6 million on a pre-tax basis) at December 31, 1995. During the first quarter of 1996, the Company sold MBS available for sale with an amortized cost of $1.0 billion in connection with the Balance Sheet Restructuring Plan. Purchases of MBS and investment securities available for sale amounted to $424.5 million and $116.5 million, respectively, during the first three months of 1996.

The following table summarizes the amortized cost and estimated fair value of securities available for sale at March 31, 1996 and December 31,1995.

                                              March 31, 1996        December 31, 1995
                                        ------------------------  ----------------------
                                          Amortized   Estimated   Amortized   Estimated
(In thousands)                               Cost     Fair Value     Cost     Fair Value
- - ----------------------------------------------------------------------------------------
MBS:
  Pass-through securities:
    Privately-issued                      $1,568,099  $1,548,982  $2,731,267  $2,715,097
    FNMA                                     976,720     981,414     736,614     747,189
    FHLMC                                    424,048     420,565     448,260     448,356
    GNMA                                      71,070      71,288      22,625      22,525
  Interest-only                                2,094       1,775       2,187       1,679
- - ----------------------------------------------------------------------------------------
Total MBS                                  3,042,031   3,024,024   3,940,953   3,934,846
- - ----------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
    U. S. government and federal agency      127,446     125,178      28,048      28,045
    State and municipal                       76,506      75,225      80,763      78,053
    Domestic corporate                        16,022      15,884      17,274      17,249
  Equity securities                           12,390      12,496      13,403      12,672
- - ----------------------------------------------------------------------------------------
Total investment securities                  232,364     228,783     139,488     136,019
- - ----------------------------------------------------------------------------------------
Total securities available for sale       $3,274,395  $3,252,807  $4,080,441  $4,070,865
- - ----------------------------------------------------------------------------------------

Securities held to maturity amounted to $4.8 billion at March 31, 1996, a decline of $275.8 million from December 31, 1995. A summary of the amortized cost and estimated fair value of securities held to maturity at March 31, 1996 and December 31, 1995 is presented in the table below.

                                              March 31, 1996        December 31, 1995
                                        ------------------------  ----------------------
                                          Amortized   Estimated   Amortized   Estimated
(In thousands)                               Cost     Fair Value     Cost     Fair Value
- - ----------------------------------------------------------------------------------------
MBS:
  Pass-through securities:
    Privately-issued                      $2,923,844  $2,854,369  $3,364,399  $3,279,784
  Collateralized mortgage obligations:
    Privately-issued                       1,741,022   1,709,412   1,574,085   1,564,823
    FNMA                                      94,444      92,893      94,636      94,492
    FHLMC                                     46,901      46,358      49,330      49,098
- - ----------------------------------------------------------------------------------------
Total MBS                                  4,806,211   4,703,032   5,082,450   4,988,197
- - ----------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
    Foreign governmental                         500         500         505         505
  Equity securities                            3,265       2,023       2,781       1,862
- - ----------------------------------------------------------------------------------------
Total investment securities                    3,765       2,523       3,286       2,367
- - ----------------------------------------------------------------------------------------
Total securities held to maturity         $4,809,976  $4,705,555  $5,085,736  $4,990,564
- - ----------------------------------------------------------------------------------------

At March 31, 1996, approximately $5.5 billion, or 70%, of the aggregate MBS available for sale and held to maturity portfolios consisted of adjustable-rate securities. Of these adjustable-rate securities, $2.7 billion were tied to U.S. Treasury instruments, primarily the one-year U.S. Treasury instrument, and $2.8 billion were tied to various cost of funds indices, including $1.5 billion that reprice on a monthly basis and $1.1 billion that reprice on a semi-annual basis.

LOANS

Total loans receivable, exclusive of the allowance for loan losses, amounted to $10.0 billion at March 31, 1996, an increase of $177.3 million from December 31, 1995. This increase was primarily attributable to growth in the first mortgage loans receivable portfolio to $8.0 billion at March 31, 1996 from $7.8 billion at year-end 1995. At March 31, 1996, as compared with December 31, 1995, the cooperative apartment loans receivable portfolio increased $2.1 million, while the consumer and business loans receivable portfolio declined $23.6 million.
The consumer and business loan portfolio decline occurred despite originations of $77.4 million, which represents an increase of $3.3 million as compared with the first three months of 1995, due to portfolio runoff.

At March 31, 1996, approximately 65% and 85% of first mortgage loans receivable and cooperative apartment loans receivable, respectively, consisted of adjustable-rate loans, as compared with approximately 61% and 88%, respectively, at the end of 1995.

The following table presents a summary of loans receivable at March 31, 1996 and December 31, 1995.

                                            March 31,    December 31,
(In thousands)                                1996          1995
- - --------------------------------------------------------------------
First mortgage loans:
  Principal balances:
    Residential                           $ 6,123,480     $5,925,050
    Commercial and multifamily              1,825,606      1,813,344
    Construction                               52,088         68,901
- - --------------------------------------------------------------------
  Total principal balances                  8,001,174      7,807,295
  Undisbursed funds on loans in process       (22,599)       (24,369)
  Net deferred yield adjustments               40,987         37,754
- - --------------------------------------------------------------------
Total first mortgage loans                  8,019,562      7,820,680
- - --------------------------------------------------------------------
Cooperative apartment loans:
  Principal balances                        1,216,612      1,214,812
  Net deferred yield adjustments                2,488          2,218
- - --------------------------------------------------------------------
Total cooperative apartment  loans          1,219,100      1,217,030
- - --------------------------------------------------------------------
Consumer and business loans:
  Principal balances:
    Home equity                               480,095        494,528
    Manufactured home                          74,090         78,319
    Automobile                                 51,552         53,947
    Loans secured by deposit accounts          39,016         40,578
    Other consumer                             83,160         85,915
    Business                                   32,890         35,189
- - --------------------------------------------------------------------
  Total principal balances                    760,803        788,476
  Net deferred yield adjustments                8,168          4,127
- - --------------------------------------------------------------------
Total consumer and business loans             768,971        792,603
- - --------------------------------------------------------------------
Total loans receivable                    $10,007,633     $9,830,313
- - --------------------------------------------------------------------

The Company's total loan production increased to $1.0 billion for the first three months of 1996 from $287.2 million for the comparable prior year period, principally due to increased production of residential property loans. The growth in residential property loan production of $724.8 million was attributable to, among other factors, the expansion of the Company's loan production capabilities during the 1995 fourth quarter as a result of the National and Madison Acquisitions.

The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the three months ended March 31, 1996 and 1995.

                                           Three Months Ended
                                               March 31,
                                          --------------------
(In thousands)                               1996       1995
- - --------------------------------------------------------------
Residential property loan production:
  First mortgage loans originated         $  716,798  $ 92,628
  First mortgage loans purchased             131,116    55,227
  Cooperative apartment loans originated      56,994    32,244
- - --------------------------------------------------------------
Total residential property loan
 production                                  904,908   180,099
- - --------------------------------------------------------------
Commercial and multifamily first
 mortgage loans originated                    30,987    33,027
Consumer and business loans originated:
  Home equity loans originated                33,753    28,016
  Other consumer loans originated             39,586    37,914
  Business loans originated                    4,031     8,176
- - --------------------------------------------------------------
Total consumer and business loans
 originated                                   77,370    74,106
- - --------------------------------------------------------------
Total loan production                     $1,013,265  $287,232
- - --------------------------------------------------------------

Residential property loan production for sale in the secondary market included in the above table amounted to approximately $450 million and $43 million for the three months ended March 31, 1996 and

1995, respectively. At March 31, 1996, total residential property loans held for sale amounted to $222.9 million, up from $139.4 million at December 31, 1995.

DEPOSITS

At March 31, 1996, the Bank operated 87 branches, comprised of 86 branches in the greater New York metropolitan area and one branch in Florida. During the first quarter of 1996, the Bank opened one new branch in Bronx, New York. During the second quarter of 1996, the Bank consolidated two of its branches located in Brooklyn, New York, so that it currently operates 85 branches in the greater New York metropolitan area.

The following table sets forth a summarized composition of the deposit portfolio at March 31, 1996 and December 31, 1995.

                               March 31, 1996          December 31, 1995
                        -------------------------  ------------------------
                                       Percentage                Percentage
(Dollars in thousands)      Amount      of Total      Amount      of Total
- - ---------------------------------------------------------------------------
Deposits:
  Demand                  $ 1,097,566         8.7%  $ 1,084,966         8.6%
  Savings                   2,640,685        20.8     2,689,343        21.4
  Money market              2,116,492        16.7     2,160,161        17.2
  Time                      6,809,572        53.8     6,637,733        52.8
- - ---------------------------------------------------------------------------
Total deposits            $12,664,315       100.0%  $12,572,203       100.0%
- - ---------------------------------------------------------------------------

BORROWINGS

The Company's total borrowed funds amounted to $5.6 billion at March 31, 1996, down from $6.6 billion at December 31, 1995. The $1.0 billion, or 15.0%, decline was attributable principally to the Balance Sheet Restructuring Plan.

Federal Home Loan Bank of New York ("FHLBNY") advances are the Company's primary source of borrowed funds and represented 66.7% and 69.6% of total borrowed funds at March 31, 1996 and December 31, 1995, respectively. The Company's outstanding FHLBNY advances are summarized, by contractual maturity, in the table below at March 31, 1996 and December 31, 1995.

                                      March 31,   December 31,
(In thousands)                           1996         1995
- - --------------------------------------------------------------
Maturing in:
  One month or less                   $1,738,000    $2,722,000
  Over one through three months        1,534,700       474,700
  Over three through six months          205,000     1,175,000
  Over six months through one year       270,000       215,000
  Over one through two years               5,000        15,000
  Over two years                              88            88
Unamortized premiums                       1,140         1,195
- - --------------------------------------------------------------
Total FHLBNY advances                 $3,753,928    $4,602,983
- - --------------------------------------------------------------

The Company's second largest source of borrowed funds is securities sold under agreements to repurchase. Such borrowings declined to $1.5 billion at March 31, 1996 from $1.6 billion at December 31, 1995.

ACCRUED MERGER-RELATED RESTRUCTURING EXPENSE

At March 31, 1996, the Company's accrual for Merger-related restructuring charges amounted to $7.7 million, as compared with $16.7 million at December 31, 1995.

The portion of the accrual related to severance and personnel costs declined from $4.9 million at December 31, 1995 to $2.7 million at March 31, 1996, reflecting cash payments of $3.0 million and a provision of $0.8 million charged to operations. As of March 31, 1996, substantially all of the approximately 600 positions identified for elimination in connection with the Merger were implemented. The Company currently anticipates that the payment of related severance benefits will be largely completed by the end of 1996.

The portion of the Merger-related restructuring accrual associated with facilities, premises and equipment and lease obligations declined to $5.0 million at March 31, 1996 from $11.8 million at year-end 1995 as a result of cash payments of $0.9 million and write-offs of $5.9 million. The remaining accrual balance represents the net present value of future lease obligations associated with facilities that are no longer being utilized in the Company's operations. Such lease obligations extend through the year 2008.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity increased to $986.1 million, or 5.1% of total assets, at March 31, 1996, from $976.5 million, or 4.8% of total assets, at December 31, 1995. While the Company recorded net income of $27.1 million for the first three months of 1996, the growth in stockholders' equity was limited by the $11.6 million cost of repurchasing 1,000,000 shares of the Common Stock during the quarter (see below) and a $6.9 million increase in the net unrealized loss on securities available for sale, net of related income taxes. Due to the Company's significant balance of securities available for sale, its stockholders' equity is subject to volatility.

In January 1996, the Holding Company announced its intention to repurchase, in connection with the Company's stock-based employee benefit plans, approximately 2% of the outstanding Common Stock, or approximately 2,000,000 shares, at prevailing prices in the open market or in privately-negotiated transactions. No time limit has been established to complete the repurchase program, and there can be no assurances that such repurchases will be completed or as to the prices at which any remaining shares may be repurchased.

In July 1993, in accordance with the terms of an agreement entered into with the FDIC, Anchor exchanged $157.0 million of its Class A cumulative preferred stock for $71.0 million of its newly issued 8.9375% senior notes and a warrant to acquire, at an exercise price of $0.01 per share, 4,750,000 shares of its common stock (the "FDIC Warrant"). In this exchange, the FDIC also relinquished its claim to $47.2 million of accumulated but undeclared and unpaid dividends with respect to the Class A cumulative preferred stock. The FDIC Warrant was, upon consummation of the Merger, converted to a warrant to acquire 8,407,500 shares of the Common Stock at $0.01 per share. On April 11, 1996, the Holding Company filed a registration statement, as amended on April 26, 1996, with the Securities and Exchange Commission (the "Commission") in connection with the disposition by the FDIC of the Common Stock underlying the FDIC Warrant. While the exercise of the FDIC Warrant by the FDIC will result in an increase in the outstanding shares of the Common Stock, it will not affect earnings per share calculations because the FDIC Warrant is considered a common stock equivalent and, as such, has been included in earnings per share calculations since its issuance.

LIQUIDITY

The Company manages its liquidity position in conjunction with its overall asset and liability program in order to meet regulatory requirements and to ensure that funds are available to meet deposit withdrawals, loan and investment funding commitments, the repayment of borrowings and other obligations and expenditures.

The Company's primary sources of funds are principal payments on loans and MBS, deposits, short-term borrowings from the FHLBNY and others, sales of interest-earning assets, and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs, although it has not utilized this funding source in the past. The Company, in connection with the Balance Sheet Restructuring Plan and its overall operating strategies, is seeking, in the near term, to reduce its reliance on borrowings as a funding source.

Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, is dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision (the "OTS"), the Bank's primary regulator.

Pursuant to regulations promulgated by the OTS, the Bank is required to maintain
(i) a ratio of average eligible liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 5.0% and (ii) a ratio of average eligible short-term liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 1.0%. For the month of March 1996, the Bank's average liquidity ratio was 5.33% and its average short-term liquidity ratio was 3.33%.

The following discussion pertains to the Company's Consolidated Statements of Cash Flows.

The Company's cash and cash equivalents amounted to $185.9 million at March 31, 1996, down from $235.4 million at December 31, 1995. For the first quarter of 1996, net cash provided by investing activities amounted to $879.7 million, while net cash used by financing activities and operating activities amounted to $908.8 million and $20.3 million, respectively. The Company's cash flows from both investing activities and financing activities were significantly affected by the Balance Sheet Restructuring Plan. In connection therewith, the Company sold $1.0 billion of MBS and utilized the proceeds to reduce its outstanding borrowings.

During the first quarter of 1996, the Company generated aggregate cash flows from loan and MBS principal repayments of $962.4 million. While principal amortization on these assets is a relatively predictable source of liquidity, principal prepayments on the Company's loan and MBS portfolios have been, and will continue to be, significantly affected by the interest rate environment.

Principal uses of funds by the Company for the three months ended March 31, 1996 were the origination or purchase of loans and the purchase of securities, primarily MBS (see "Financial Condition -- Loans" and "Financial Condition -- Securities," respectively). Currently, the Company anticipates that its primary focus will be the origination of loans, but it also expects to continue utilizing excess available funds to purchase loans and securities.

REGULATORY CAPITAL

The following table illustrates the regulatory capital position of the Bank at March 31, 1996 pursuant to OTS requirements promulgated under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The information contained in the table has been based upon the Bank's understanding of the laws, regulations, rulings, interpretations and decisions that are now in effect, all of which are subject to change and to subsequent interpretation, which may differ from such understanding. Any such change or subsequent interpretation could affect the information set forth in the table below.

                                       Capital Requirement                          Bank Capital                     Capital in
                           -----------------------------------------  ---------------------------------------        Excess of
(Dollars in thousands)             Amount          Percentage (1)           Amount           Percentage (1)         Requirement
- - ------------------------------------------------------------------------------------------------------------------------------------
Tangible                               $289,701                1.50%           $1,080,885                5.60%              $791,184
Leverage                                579,401                3.00             1,080,885                5.60                501,484
Risk-based                              765,215                8.00             1,200,544               12.55                435,329
- - ------------------------------------------------------------------------------------------------------------------------------------

(1) For tangible and leverage capital, the percentage is to adjusted total assets of $19.3 billion. For risk-based capital, the percentage is to total risk-weighted assets of $9.6 billion.

Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.0%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.0%, and a total risk-based capital ratio of at least 10.0%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At March 31, 1996, the Bank met the published standards for a well capitalized designation under these regulations with a leverage capital ratio of 5.60%, a tier 1 risk-based capital ratio of 11.30% and a total risk-based capital ratio of 12.55%.

PENDING LEGISLATION

The Department of the Treasury, the federal banking regulatory agencies and members of Congress have offered various proposals to address the imbalance with respect to insurance premiums on SAIF-insured deposits that has resulted because of certain actions by the FDIC to reduce deposit insurance premiums on BIF-insured deposits, which represent approximately 60% of the Bank's deposits (see "Results of Operations -- Non-Interest Expense -- G&A Expense" above). These proposals have variously called for one or more of the following: a one-time special assessment to recapitalize the SAIF; the merger of the BIF and the SAIF; the elimination of the OTS; and the elimination of the federal thrift charter. Certain of these proposals also would address to some extent the federal income tax consequences of the elimination of the federal thrift charter.

The Administration and certain members of Congress advocate the adoption of legislation to address this imbalance, but the Company is unable to predict whether or when any of the proposals will be finally enacted or, because they are still subject to change, the ultimate effect on the Company's operations of any of the proposals that may be adopted.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

On May 1, 1996, the Holding Company issued a press release announcing that it had been advised that the Bank is no longer the target of an investigation being conducted by the United States Attorney's Office for the District of New Hampshire and the New England Bank Fraud Task Force of the United States Department of Justice (the "New Hampshire Investigation") and that they would not seek to bring any criminal or civil charges against the Bank relative to the limited documentation loan program offered by the Bank during the period from 1987 to 1989. The press release, a copy of which is attached hereto as Exhibit 99, is incorporated by reference herein.

On May 10, 1996, the action entitled Robert and Jennifer Grunbeck v. The Dime
                                     ----------------------------------------
Savings Bank of N.Y., FSB, was dismissed, with prejudice, pursuant to a
- - -------------------------
settlement in which the Grunbecks received a minor modification of their post-foreclosure loan obligations as contemplated by the Bank's March 1996 agreement with a New Hampshire borrower group. As a result of the settlement, the Bank was authorized to complete its foreclosure auction sale of the Grunbecks' home. A class had not been certified at the time of settlement.

ITEM 5.  OTHER INFORMATION
         -----------------

John V. Brull, during the second quarter of 1996, announced his retirement as the Principal Financial Executive of the Company. He also announced that he will continue with the Company in a consulting capacity. A successor to Mr. Brull has not yet been named.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)    Exhibits

       Exhibit 27 --  Financial Data Schedule

       Exhibit 99 -- Press release dated May 1, 1996 issued by the Holding Company regarding the termination of the New Hampshire Investigation.

(b)    Reports on Form 8-K

       On April 26, 1996, the Holding Company filed with the Commission a Current Report on Form 8-K, which reported that, on April 25, 1996, it issued a press release announcing its preliminary financial results for the first quarter of 1996.

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIME BANCORP, INC.
                              (Registrant)



Dated:  May 13, 1996  By:  /s/ James M. Large, Jr.
        ------------       -----------------------
                              James M. Large, Jr.
                              Chairman of the Board
                              and Chief Executive Officer
                              (Principal Executive Officer)



Dated:  May 13, 1996   By:  /s/ Harold E. Reynolds
        ------------        ----------------------
                              Harold E. Reynolds
                              Senior Vice President
                              and Controller
                              (Principal Financial and
                               Accounting Officer)

                                 EXHIBIT INDEX

                                                                                SEQUENTIALLY
EXHIBIT                                                                           NUMBERED
NUMBER                               IDENTIFICATION OF EXHIBIT                       PAGE
- - --------------  -------------------------------------------------------------------  ----
27              Financial Data Schedule*                                              33

99              The press release, dated May 1, 1996, issued by the Holding Company
                regarding the termination of the New Hampshire Investigation.         34

*  Filed electronically with the Commission.