Form 10-K/A
period 1995-12-31
DIME BANCORP INC
filed 1996-05-15
CIK 919568

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                      December 31, 1995
                         -----------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                        Commission File Number:  1-13094

                               DIME BANCORP, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                       11-3197414
- -------------------------------                  ----------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification no.)

589 Fifth Avenue, New York, New York                  10017
- ------------------------------------             ----------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code: (212) 326-6170
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
- -------------------             -----------------------------------------

Common Stock, $.01 par value        New York Stock Exchange

Stock Purchase Rights               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X          No
                                               -----           ------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $1,087,381,614 as of March 15, 1996 (based on the closing New York Stock Exchange price on such date).

  The number of shares of common stock of the registrant outstanding as of March 15, 1996 was 99,792,174 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," each of
Part II of Form 10-K, is incorporated by reference to portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1995, and the information required by Part III of Form 10-K is incorporated by reference to the registrant's Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

                          Index to Exhibits at Page 5

EXPLANATORY NOTE:

     This Amendment No. 1 is being filed to reflect changes in Exhibit 13 to the Form 10-K, resulting from the reclassification of $3.270 million and $1.104 million to the line items "Interest Income--First mortgage loans" and "Interest Income--Cooperative apartment loans," respectively, or a total of $4.374 million, from the line item "Non-interest Income--Loan servicing fees, net."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIME BANCORP, INC.


                              By:  /s/  James M. Large, Jr.
                                   ------------------------------------
                                   James M. Large, Jr.
                                   Chairman of the Board
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

                                             May 15, 1996
                                   --------------------------------------
                                             Date



                              By:  /s/  Harold E. Reynolds
                                   ----------------------------------------
                                   Harold E. Reynolds
                                   Senior Vice President and Controller
                                   (Principal Financial and
                                     Accounting Officer)

                                             May 15, 1996
                                   -----------------------------------
                                             Date

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         Signature                  Title(s)
                         ---------                  --------



Dated:  May 15,1996   \s\ James M. Large Jr.     Chairman of the Board
                         ----------------------           and Chief
                         James M. Large, Jr.          Executive Officer




Dated:  May 15, 1996   \s\ Lawrence J. Toal         Director, President
                         ----------------------            and Chief
                         Lawrence J. Toal              Operating Officer



Dated:  May 15, 1996           *                       Director
                         ----------------------
                         Derrick D. Cephas


Dated:  May 15, 1996           *                       Director
                         ----------------------
                         Frederick C. Chen


Dated:  May 15, 1996           *                       Director
                         ----------------------
                         J. Barclay Collins II


Dated:  May 15, 1996           *                       Director
                         ----------------------
                         Richard W. Dalrymple



Dated:  May 15, 1996           *                       Director
                         ----------------------
                         E. Charlotte Fanta


Dated:  May 15, 1996           *                       Director
                         ----------------------
                         James F. Fulton


Dated:  May 15, 1996           *                       Director
                         ----------------------
                         Murray Handwerker

Dated:  May 15, 1996           *                       Director
                         ----------------------
                         Virginia M. Kopp


Dated:  May 15, 1996           *                       Director
                         ----------------------
                         John Morning


Dated:  May 15, 1996           *                       Director
                         -------------------------
                         Margaret G. Osmer-McQuade


Dated:  May 15, 1996           *                       Director
                         -------------------------
                         Sally Hernandez-Pinero


Dated:  May 15, 1996           *                       Director
                         -------------------------
                         Dr. Paul A. Qualben


Dated:  May 15, 1996           *                       Director
                         -------------------------
                         Eugene G. Schulz, Jr.


Dated:  May 15, 1996           *                       Director
                         -------------------------
                         Howard Smith


Dated:  May 15, 1996           *                       Director
                         -------------------------
                         Dr. Norman R. Smith


Dated:  May 15, 1996           *                       Director
                         -------------------------
                         Ira T. Wender


*  By: /s/  James M. Large, Jr.
       ------------------------
       James M. Large, Jr.
       Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBIT NUMBER                 IDENTIFICATION OF EXHIBIT               LOCATION
- ----------------  ---------------------------------------------------  ---------

2.1               Agreement and Plan of Merger, dated                        (1)
                  as of July 6, 1994, between Dime Bancorp
                  and Anchor Bancorp

3(i)              Certificate of Incorporation                               (1)

3(ii)             Amendment to Certificate of Incorporation
                  dated June 14, 1995                                         **

3(iii)            By-laws                                                    (1)

4.1               Stockholder Protection Rights Agreement,                   (2)
                  dated as of October 20, 1995, between the
                  Holding Company and the First National
                  Bank of Boston, as Rights Agent

+10.1             Amended and Restated Employment Agreement,                 (3)
                  dated as of October 31, 1994 between Anchor
                  Savings and James M. Large, Jr., with amended
                  agreement providing for joint and several liability
                  of Anchor Bancorp dated as of October 31, 1994,
                  each as assumed by the Bank and the Holding
                  Company as appropriate

+10.2             Amended and Restated Employment                            (4)
                  Agreement, dated as of April 27, 1994,
                  between Dime Savings and Lawrence J.
                  Toal and further amended as of July 28, 1994

+10.3             Amended and Restated Employment                            (5)
                  Agreement, dated as of April 27, 1994,
                  between Dime Savings and Jenne
                  K. Britell

+10.4             Amended and Restated Employment                            (6)
                  Agreement, dated as of April 27, 1994,
                  between Dime Savings and D. James Daras

+10.5             Employment Agreement, dated as of                           **
                  April 25, 1995, between the Bank and
                  Carlos R. Munoz




EXHIBIT NUMBER                 IDENTIFICATION OF EXHIBIT               LOCATION
- ----------------  ---------------------------------------------------  ---------


+10.6             Dime Bancorp, Inc. Stock Incentive Plan, as                (7)
                  amended by an amendment effective
                  April 27, 1994

+10.7             Dime Bancorp, Inc. 1991 Stock Incentive                    (8)
                  Plan, as amended by amendments effective
                  February 25, 1994 and May 25, 1994

+10.8             Dime Bancorp, Inc. Stock Incentive Plan for                (9)
                  Outside Directors, as amended effective
                  April 27, 1994

+10.9             The Dime Savings Bank of New York, FSB                    (10)
                  Deferred Compensation Plan, as amended by
                  the First Amendment through the Fourth
                  Amendment thereof

+10.10            Deferred Compensation Plan for Board Members              (11)
                  of The Dime Savings Bank of New York, FSB,
                  as amended to and including July 1, 1994

+10.11            Benefit Restoration Plan of The Dime Savings              (12)
                  Bank of New York, FSB, as amended and
                  restated as of August 1, 1993 and as further
                  amended effective April 1, 1994

+10.12            Retainer Continuation Plan for Independent                (13)
                  Directors of The Dime Savings Bank
                  of New York, FSB

+10.13            Amendment, effective as of January 13, 1995, to             **
                  Retainer Continuation Plan for Independent
                  Directors of The Dime Savings Bank of New
                  York, FSB

+10.14            Key Executive Life Insurance/Death Benefit                (14)
                  Plan of The Dime Savings Bank of New York,
                  FSB, as restated including amendments effective
                  through May 25, 1994

+10.15            Dime Bancorp, Inc. 1989 Stock Option Plan                 (15)
                  (formerly Anchor Bancorp, Inc. 1989 Stock
                  Option Plan), as amended effective
                  January 13, 1995




EXHIBIT NUMBER                 IDENTIFICATION OF EXHIBIT               LOCATION
- ----------------  ---------------------------------------------------  ---------
+10.16            Dime Bancorp, Inc. 1990 Stock Option Plan                 (16)
                  (formerly Anchor Bancorp, Inc. 1990 Stock
                  Option Plan), as amended effective
                  January 13, 1995

+10.17            Dime Bancorp, Inc. 1992 Stock Option Plan                 (17)
                  (formerly Anchor Bancorp, Inc. 1992 Stock
                  Option Plan), as amended effective
                  January 13, 1995

+10.18            Dime Bancorp, Inc. Supplemental Executive                 (18)
                  Retirement Plan

+10.19            Amendment, effective as of April 4, 1995, to                **
                  Dime Bancorp, Inc. Supplemental Executive
                  Retirement Plan

+10.20            Dime Bancorp, Inc. Voluntary Deferred                       **
                  Compensation Plan, as amended and restated
                  effective January 1, 1996

+10.21            Dime Bancorp, Inc. Voluntary Deferred                     (19)
                  Compensation Plan for Directors

+10.22            Amendment, effective generally as of December               **
                  12, 1995, to Dime Bancorp, Inc. Voluntary
                  Deferred Compensation Plan for Directors

+10.23            Anchor Savings Bank FSB Benefit                           (20)
                  Maintenance Plan, assumed by the Bank

+10.24            Dime Bancorp, Inc. Officer Incentive Plan                 (21)

+10.25            Amendment, effective as of December 12, 1995,               **
                  to Dime Bancorp, Inc. Officer Investment Plan

+10.26            The Dime Savings Bank of New York, FSB                    (22)
                  1989 Dividend Unit Plan, as amended
                  effective May 25, 1994

+10.27            Anchor Savings Bank FSB Supplemental                      (23)
                  Executive Retirement Plan, assumed by Dime
                  Savings





EXHIBIT NUMBER                 IDENTIFICATION OF EXHIBIT               LOCATION
- ----------------  ---------------------------------------------------  ---------
13                Annual Report to Stockholders for the                *
                  year ended December 31, 1995

21                List of Subsidiaries                                 **

23                Consent of KPMG Peat Marwick LLP                     *

24                Powers of Attorney and certified copy of a           **
                  resolution of the Board of Directors

_________________________________________
+   Management Contract or Compensatory Plan or Arrangement

*   Exhibit is filed herewith.

**  Previously filed.

(1) Incorporated by reference to Appendix A to the Joint Proxy Statement-Prospectus filed on Dime Bancorp's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on November 4, 1994 (No. 33-86002) (the "November 4, 1994 Registration Statement").

(2) Incorporated by reference to Exhibit (1) of the Registration Statement on Form 8-A of the Holding Company filed with the Securities and Exchange Commission on November 3, 1995.

(3) Incorporated by reference to Exhibit 10.4 to the November 4, 1994 Registration Statement.

(4) Incorporated by reference to Exhibit 10.6 to the Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with Securities and Exchange Commission on March 31, 1995 (the "1994 10-K").

(5)  Incorporated by reference to Exhibit 10.3 to the 1994 10-K.

(6)  Incorporated by reference to Exhibit 10.4 to the 1994 10-K.

(7) Incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8, dated January 18, 1995 (No. 33-88552).

(8) Incorporated by reference to Exhibit 4.2 to the Holding Company's Registration Statement on Form S-8, dated January 18, 1995 (No. 33-88552).

(9) Incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8, dated January 18, 1995 (No. 33-88560).

(10) Incorporated by reference to Exhibit 10.14 to the 1994 10-K.

(11) Incorporated by reference to Exhibit 10.15 to the 1994 10-K.

(12) Incorporated by reference to Exhibit 10.23 to Dime Savings' Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission on September 16, 1994 as Exhibit A to Dime Bancorp's Report on Form 8-K dated that date (the "1993 10-K").

(13) Incorporated by reference to Exhibit 10.24 to the 1993 10-K.

(14) Incorporated by reference to Exhibit 10.18 to the 1994 10-K.

(15) Incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8, dated January 18, 1995 (No. 33-88562).

(16) Incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8, dated January 18, 1995 (No. 33-88554).

(17) Incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8, dated January 18, 1995 (No. 33-88556).

(18) Incorporated by reference to Exhibit 10.22 to the 1994 10-K.

(19) Incorporated by reference to Exhibit 10.24 to the 1994 10-K.

(20) Incorporated by reference to Exhibit 10.25 to the 1994 10-K.

(21) Incorporated by reference to Exhibit 10.26 to the 1994 10-K.

(22) Incorporated by reference to Exhibit 10.27 to the 1994 10-K.

(23) Incorporated by reference to Exhibit 10.11 to the Anchor Bancorp Report on Form 10-K for the fiscal year ended June 30, 1992.