Form 10-Q
period 1996-06-30
DIME BANCORP INC
filed 1996-08-14
CIK 919568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

               Yes    x                                  No _______
                   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares, $0.01 par value                   106,340,750
- --------------------------------   ----------------------------------------
           Class                    Outstanding shares as of July 31, 1996

                               DIME BANCORP, INC.

                                 JUNE 30, 1996
                                   FORM 10-Q

                                     INDEX

                                                            PAGE NO.
                                                            --------

Part I. Financial Information

     Item 1. Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition as of
               June 30, 1996 and December 31, 1995                        3

            Consolidated Statements of Income for the three month
               and six months ended June 30, 1996 and 1995                4

            Consolidated Statement of Changes in Stockholders' Equity
               for the six months ended June 30, 1996                     5

            Consolidated Statements of Cash Flows for the six months
               ended June 30, 1996 and 1995                               6

            Notes to Consolidated Financial Statements                    7

      Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

Part II. Other Information

     Item 1. Legal Proceedings                                           32

     Item 4. Submission of Matters to a Vote of Security Holders         33

     Item 5. Other Information                                           34

     Item 6. Exhibits and Reports on Form 8-K                            34

Signatures                                                               35

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data)
                             (Unaudited)

                                            June 30,    December 31,
                                              1996          1995
- --------------------------------------------------------------------
ASSETS
Cash and due from banks                   $   161,926    $   216,532
Money market investments                       27,397         18,824
Loans held for sale                           156,223        139,370
Securities available for sale               3,536,119      4,070,865
Securities held to maturity (estimated
 fair value of $4,436,558 and $4,990,564
  at June 30, 1996 and December 31,         4,555,205      5,085,736
  1995, respectively)
Federal Home Loan Bank of New York stock      318,690        318,690
Loans receivable, net:
  First mortgage loans                      8,210,006      7,820,680
  Cooperative apartment loans               1,229,396      1,217,030
  Consumer and business loans                 740,332        792,603
  Allowance for loan losses                  (124,902)      (128,295)
- --------------------------------------------------------------------
  Total loans receivable, net              10,054,832      9,702,018
- --------------------------------------------------------------------
Other real estate owned, net                   51,823         60,681
Accrued interest receivable                   112,699        118,811
Premises and equipment, net                   108,300        112,757
Capitalized excess servicing                   28,538         32,604
Mortgage servicing rights                      68,367         65,583
Deferred tax asset, net                       204,405        223,463
Other assets                                  159,765        160,686
- --------------------------------------------------------------------
Total assets                              $19,544,289    $20,326,620
====================================================================

LIABILITIES
Deposits                                  $12,661,587    $12,572,203
Federal Home Loan Bank of New York          2,304,380      4,602,983
 advances
Securities sold under agreements to         3,058,870      1,632,453
 repurchase
Senior notes                                  197,481        197,384
Other borrowed funds                          169,290        181,732
Other liabilities                             160,313        163,335
- --------------------------------------------------------------------
Total liabilities                          18,551,921     19,350,090
- --------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share
 (200,000,000 shares authorized;
  108,268,216 and 99,705,731 shares
   issued at June 30, 1996 and
  December 31, 1995, respectively)              1,083            997
Additional paid-in capital                    914,445        915,210
Retained earnings                             121,772         65,981
Treasury stock, at cost (1,959,734            (24,974)            --
 shares at June 30, 1996)
Net unrealized loss on securities             (19,723)        (5,468)
 available for sale, net of related
 income taxes
Unearned compensation                            (235)          (190)
- --------------------------------------------------------------------
Total stockholders' equity                    992,368        976,530
- --------------------------------------------------------------------
Total liabilities and stockholders'       $19,544,289    $20,326,620
 equity
====================================================================
See accompanying notes to the consolidated financial statements.


                              DIME BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share data)
                                          (Unaudited)

                                          For the Three Months Ended   For the Six Months Ended
                                                   June 30,                    June 30,
                                        --------------------------------------------------------
                                              1996           1995          1996         1995
- ------------------------------------------------------------------------------------------------
INTEREST INCOME
First mortgage loans                          $152,042       $138,134     $301,614      $272,154
Cooperative apartment loans                     24,279         22,623       48,317        44,331
Consumer and business loans                     16,760         18,873       34,113        36,698
Mortgage-backed securities                     124,384        145,512      261,754       287,826
Investment securities                            8,667          7,821       17,087        16,698
Money market investments                         6,683          9,070       13,458        16,875
- ------------------------------------------------------------------------------------------------
Total interest income                          332,815        342,033      676,343       674,582
- ------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                       130,714        131,970      263,511       254,913
Borrowed funds                                  88,023        106,326      184,419       208,541
- ------------------------------------------------------------------------------------------------
Total interest expense                         218,737        238,296      447,930       463,454
- ------------------------------------------------------------------------------------------------
Net interest income                            114,078        103,737      228,413       211,128
Provision for loan losses                       10,250          9,900       20,750        19,850
- ------------------------------------------------------------------------------------------------
Net interest income after provision for        103,828         93,837      207,663       191,278
 loan losses
- ------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Loan servicing fees, net                         6,926          7,535       14,589        15,809
Securities and insurance brokerage fees          5,633          4,275       10,307         7,715
Net (losses) gains on sales activities          (1,906)         1,215       (1,445)       10,890
Other                                           10,918          7,933       19,457        16,139
- ------------------------------------------------------------------------------------------------
Total non-interest income                       21,571         20,958       42,908        50,553
- ------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits            31,815         33,552       65,791        70,965
  Occupancy and equipment, net                  13,434         15,043       26,209        30,453
  Federal deposit insurance premiums             2,875          7,700        5,750        15,405
  Other                                         22,709         18,769       43,277        37,134
- ------------------------------------------------------------------------------------------------
Total general and administrative expense        70,833         75,064      141,027       153,957
Other real estate owned expense, net             2,159          3,340        4,652         7,016
Amortization of mortgage servicing               2,879          2,921        6,073         5,685
 rights
Restructuring and merger-related expense            --          1,438        3,504         3,163
- ------------------------------------------------------------------------------------------------
Total non-interest expense                      75,871         82,763      155,256       169,821
- ------------------------------------------------------------------------------------------------
Income before income tax expense                49,528         32,032       95,315        72,010
Income tax expense                              20,539         13,610       39,271        31,166
- ------------------------------------------------------------------------------------------------
Net income                                    $ 28,989       $ 18,422     $ 56,044      $ 40,844
================================================================================================
Primary and fully diluted earnings per           $0.27          $0.17        $0.51         $0.37
 common share
================================================================================================
Primary average common shares                  109,100        109,527      109,560       109,518
 outstanding
Fully diluted average common shares            109,221        109,638      109,709       109,615
 outstanding
================================================================================================
See accompanying notes to the consolidated financial statements.

          DIME BANCORP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                        EQUITY
                    (In thousands)
                      (Unaudited)

                                           For the Six
                                          Months Ended
                                            June 30,
                                              1996
- ------------------------------------------------------
COMMON STOCK
Balance at beginning of period                $    997
Stock issued upon exercise of stock                 84
 warrant
Stock issued under employee benefit                  2
 plans
- ------------------------------------------------------
Balance at end of period                         1,083
- ------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                 915,210
Costs of secondary public offering              (1,913)
Stock issued under employee benefit              1,023
 plans
Restricted stock activity                          125
- ------------------------------------------------------
Balance at end of period                       914,445
- ------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                  65,981
Net income                                      56,044
Treasury stock issued under employee              (253)
 benefit plans
- ------------------------------------------------------
Balance at end of period                       121,772
- ------------------------------------------------------
TREASURY STOCK, AT COST
Balance at beginning of period                      --
Treasury stock purchased                       (25,466)
Treasury stock issued under employee               492
 benefit plans
- ------------------------------------------------------
Balance at end of period                       (24,974)
- ------------------------------------------------------
NET UNREALIZED LOSS ON SECURITIES
 AVAILABLE FOR SALE,
  NET OF RELATED INCOME TAXES
Balance at beginning of period                  (5,468)
Change in net unrealized loss on               (14,255)
 securities available for sale, net of
 related income taxes
- ------------------------------------------------------
Balance at end of period                       (19,723)
- ------------------------------------------------------
UNEARNED COMPENSATION
Balance at beginning of period                    (190)
Restricted stock activity                         (115)
Unearned compensation amortized to                  70
 expense
- ------------------------------------------------------
Balance at end of period                          (235)
- ------------------------------------------------------
Total stockholders' equity                    $992,368
======================================================
See accompanying notes to the consolidated financial
 statements.

                DIME BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                           For the Six Months Ended
                                                   June 30,
                                        ---------------------------
                                              1996          1995
- -------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                $    56,044   $    40,844
Adjustments to reconcile net income to
 net cash provided
  by operating activities:
    Provision for loan and real estate         22,630        23,190
     losses
    Depreciation and amortization of            7,814         9,367
     premises and equipment
    Other amortization and accretion,          30,906        24,208
     net
    Provision for deferred income tax          29,710        23,030
     expense
    Net increase in loans held for sale       (16,853)      (31,097)
    Other, net                                  5,957       (16,991)
- -------------------------------------------------------------------
Net cash provided by operating                136,208        72,551
 activities
- -------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and            (1,207,906)     (656,770)
 purchased
Principal payments received on loans          841,392       477,082
 receivable
Purchases of securities available for      (1,094,646)         (339)
 sale
Purchases of securities held to maturity         (256)   (1,018,100)
Proceeds from sales of securities           1,007,125        25,006
 available for sale
Proceeds from sales of securities held             --       187,342
 to maturity
Principal payments received on              1,081,532       613,285
 mortgage-backed securities
Proceeds from maturities and calls of          29,230        13,512
 investment securities
Net redemptions of Federal Home Loan               --        11,462
 Bank of New York stock
Repurchases of assets sold with recourse      (14,167)      (20,833)
Proceeds from sales of other real              25,791        34,234
 estate owned
Purchases and originations of mortgage         (8,716)       (7,295)
 servicing rights
Proceeds from sales of mortgage                    --         1,643
 servicing rights
Other, net                                    (20,602)        9,928
- -------------------------------------------------------------------
Net cash provided (used) by investing         638,777      (329,843)
 activities
- -------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits, exclusive of         89,384       154,859
 sales
Net cash paid upon sale of deposits                --      (262,512)
Net decrease in borrowings with              (162,616)     (786,518)
 original maturities of three months or
 less
Proceeds from other borrowings                565,000     1,165,000
Repayments of other borrowings             (1,286,767)      (59,336)
Net proceeds from issuance of common            1,360           822
 and treasury stock
Purchases of treasury stock                   (25,466)           --
Other                                          (1,913)           --
- -------------------------------------------------------------------
Net cash (used) provided by financing        (821,018)      212,315
 activities
- -------------------------------------------------------------------
Net decrease in cash and cash                 (46,033)      (44,977)
 equivalents
Cash and cash equivalents at beginning        235,356       207,157
 of period
- -------------------------------------------------------------------
Cash and cash equivalents at end of       $   189,323   $   162,180
 period
===================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings  $   446,634   $   439,471
Income tax refunds, net                         7,145         7,881
SUPPLEMENTAL NON-CASH FLOW INFORMATION
Net transfers of loans receivable to      $    26,582   $    46,768
 other real estate owned
Transfers of securities from held to               --        12,942
 maturity to available for sale
===================================================================
See accompanying notes to the consolidated financial statements.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Dime Bancorp, Inc. (the "Holding Company") and The Dime Savings Bank of New York, FSB and its subsidiaries (together with the Holding Company, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K/A for the year ended December 31, 1995. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ significantly from those estimates. The results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - EXERCISE OF COMMON STOCK WARRANT
- -----------------------------------------

In May 1996, the Federal Deposit Insurance Corporation (the "FDIC") exercised its warrant to acquire 8,407,500 shares of common stock of the Holding Company ("Common Stock") at $0.01 per share. Upon exercise, the acquired shares were sold by the FDIC in a secondary public offering. The Holding Company incurred costs of $1.9 million in connection with the secondary public offering.

NOTE 3 - COMMON STOCK REPURCHASE PROGRAM
- ----------------------------------------

During the first six months of 1996, the Holding Company repurchased 2,000,000 shares of Common Stock at an average cost of $12.73 per share, completing a repurchase program announced in January 1996. Repurchased shares have been, and are expected to continue to be, utilized in connection with the Company's stock-based employee benefit plans.

NOTE 4 - RECENT ACCOUNTING DEVELOPMENTS
- ---------------------------------------

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS 123 covers transactions with both employees and non-employees.

SFAS 123 established a fair value based method of accounting for stock-based compensation arrangements with employees (the "SFAS 123 Method"), but permits an entity to continue utilizing the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (the "APB 25 Method"), in accounting for such arrangements. Under the SFAS 123 Method, compensation cost associated with stock-based compensation arrangements is measured at the grant date based on fair value, whereas, under the APB 25 Method, compensation cost is measured by the excess, if any, of the quoted market price of the stock at date of grant, or other measurement date, over the amount an employee is required to pay to acquire the stock. An entity electing to continue using the APB 25 Method must disclose pro forma net income and earnings per share information in the notes to its financial statements as if the SFAS 123 Method had been adopted. In adopting SFAS 123, the Company has elected to continue applying the APB 25 Method in preparing its consolidated financial statements.

The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using the APB 25 Method must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in SFAS 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledge of collateral.

SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It additionally requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment, or increased obligation, based on their fair value.

SFAS 125 requires that a liability be derecognized if, and only if, either the debtor pays the creditor and is relieved of its obligation for the liability or the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

SFAS 125 provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," wash sales, loan syndications and participations, risk participations in banker's acceptances, factoring agreements, transfers of receivables with recourse, and extinguishments of liabilities.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), is amended by SFAS 125 to prohibit the classification of a debt security as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. It further requires that loans and other assets that can be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment shall be subsequently measured like debt securities classified as available for sale or trading under SFAS 115, as amended by SFAS 125. SFAS 125 also amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," and supersedes Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."

SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted.

The Company has not completed its evaluation of the impact that the adoption of SFAS 125 will have on its consolidated financial statements.

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

The Company's net income for the second quarter of 1996 amounted to $29.0 million, or $0.27 per fully diluted common share, an increase of $10.6 million, or 57.4%, from the $18.4 million, or $0.17 per fully diluted common share, reported for the second quarter of 1995. For the six months ended June 30, 1996, the Company's net income amounted to $56.0 million, or $0.51 per fully diluted common share, up $15.2 million, or 37.2%, from the $40.8 million, or $0.37 per fully diluted common share, reported for the comparable period in 1995, which included net gains of $12.5 million from the disposition of certain branches and facilities. These improvements predominantly reflect increases in net interest income, coupled with reductions in general and administrative ("G&A") expense.

The Company's annualized return on average stockholders' equity amounted to 11.72% for the second quarter of 1996, as compared with 7.84% for the second quarter of 1995, and 11.32% for the first six months of 1996, as compared with 8.83% for the corresponding 1995 period. The Company's annualized return on average assets improved to 0.59% and 0.56% for the three and six month periods ended June 30, 1996 from 0.36% and 0.40% for the respective periods one year earlier.

The Company's total assets declined to $19.5 billion at June 30, 1996 from $20.3 billion at year-end 1995, primarily due to the sale, during the 1996 first quarter, of $1.0 billion of mortgage-backed securities ("MBS") that had been designated for sale at December 31, 1995 in connection with a balance sheet restructuring plan initiated by the Company during the fourth quarter of 1995 (the "Balance Sheet Restructuring Plan"). As a result of the decision to sell the MBS, the Company recognized a pre-tax loss of $23.6 million in the 1995 fourth quarter, reflecting the write-down of certain of those securities to estimated fair value. The MBS sold had been included in the transfer, in accordance with the Balance Sheet Restructuring Plan, of securities with an amortized cost of $3.6 billion from the Company's held to maturity portfolio to its available for sale portfolio during December 1995. In accordance with the Balance Sheet Restructuring Plan, the proceeds from the MBS sales were utilized to reduce the Company's outstanding borrowings. In addition to reducing the Company's reliance on MBS and borrowings, the Balance Sheet Restructuring Plan has enabled the Company to improve its net interest margin and should provide the Company with greater flexibility in adjusting to varying interest rate environments and the opportunity to further reduce its asset size, should that be deemed appropriate.

The number of shares of the Holding Company's common stock ("Common Stock") outstanding increased to 106.3 million at June 30, 1996 from 99.7 million at December 31, 1995. This increase was primarily attributable to the exercise by the FDIC of a warrant to acquire approximately 8.4 million shares of Common Stock at $0.01 per share (the "Warrant"), the effect of which was partially offset by the repurchase by the Holding Company of 2.0 million shares of Common Stock in connection with a repurchase program announced during the first quarter of 1996 (see "Financial Condition -- Stockholders' Equity"). The issuance of Common Stock in connection with the exercise of the Warrant has not impacted the Company's earnings per share computations as the Warrant was considered a Common Stock equivalent for such purposes.


The Company's total loan production, consisting of both originations and purchases, amounted to $1.9 billion for the first six months of 1996, up $1.1 billion as compared with the corresponding 1995 period. Production of one-to-four family first mortgage and cooperative apartment loans ("residential property loans") amounted to $1.6 billion for the first six months of 1996, an increase of 214% as compared with the same period one year ago.

The Company's asset quality improved as total non-performing assets declined to $296.3 million, or 1.52% of total assets, at June 30, 1996 from $315.8 million, or 1.55% of total assets, at December 31, 1995.

The Bank's leverage, tier 1 risk-based and total risk-based capital ratios increased to 5.71%, 11.75% and 13.00%, respectively, at June 30, 1996 from 5.16%, 10.76% and 12.01%, respectively, at the end of 1995. These ratios satisfied the published regulatory standards for a well capitalized institution.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's net interest income of $114.1 million for the second quarter of 1996 reflects growth of $10.3 million, or 10.0%, relative to the corresponding quarter in 1995. For the six months ended June 30, 1996, net interest income amounted to $228.4 million, an increase of $17.3 million, or 8.2%, as compared with the same period one year ago. The Company's net interest margin rose to 2.39% and 2.37% for the three and six month periods ended June 30, 1996, respectively, from 2.12% and 2.14% for the comparable 1995 periods. For the three and six month periods ended June 30, 1996, as compared with the same periods in 1995, total average interest-earning assets declined $589.0 million and $381.3 million, respectively, while total average interest-bearing liabilities declined $605.3 million and $425.9 million, respectively, principally attributable to the MBS sales and repayments of borrowings in connection with the Balance Sheet Restructuring Plan. Net interest income for the second quarter of 1996 was down only slightly from the first quarter of 1996, despite a reduction in average interest-earning assets of $378.7 million between the periods, while the net interest margin increased 4 basis points, the second consecutive quarter-to-quarter improvement.

The gross yield on total average interest-earning assets increased to 6.97% for the second quarter of 1996 from 6.95% for the second quarter of 1995 and to 7.02% for the six months ended June 30, 1996 from 6.86% in the corresponding 1995 period. These improvements were largely attributable to increases in the yield on MBS of 9 basis points and 25 basis points for the three months and six months ended June 30, 1996, respectively, as compared with the same periods one year ago, resulting principally from the sales of relatively low-yielding MBS in connection with the Balance Sheet Restructuring Plan. The level of the gross yield on average interest-earning assets also reflects the repricing characteristics of the adjustable-rate assets underlying a significant portion of the Company's interest-earning asset portfolio (see "Management of Interest Rate Risk -- General" below).

The average cost of the Company's interest-bearing liabilities was 4.68% for the second quarter of 1996 and 4.74% for the first six months of 1996, down 24 basis points and 7 basis points, respectively, from the corresponding 1995 periods. The cost of deposits declined 5 basis points for the quarter ended June 30, 1996, as compared with the same quarter one year ago, while it rose 13 basis points for the first six months of 1996, as compared with the corresponding prior year period. These changes reflect, among other factors, the net effect of competitive influences, market rate changes and a shifting of deposits from lower-costing savings accounts to time deposits. The cost of borrowed funds declined 51 basis points and 40 basis points for the three and six month periods ending June 30, 1996, respectively, as compared with the same periods in 1995. These declines were attributable to the lower short-term interest rate environment during the 1996 periods as compared with the corresponding 1995 periods, together with the continuing shift by the Company from Federal Home Loan Bank of New York ("FHLBNY") advances to generally lower-costing securities sold under agreements to repurchase ("Reverse Repurchase Agreements").

The Company's net interest income also reflects its use of certain derivative financial instruments in managing its interest rate risk exposure. These derivative financial instruments resulted in reductions of net interest income of $3.9 million and $7.4 million during the three and six month periods ended June 30, 1996, respectively, as compared with increases in net interest income during the comparable periods in 1995 of $3.1 million and $11.0 million, respectively. For a further discussion of the Company's hedging activities, see "Management of Interest Rate Risk -- Hedging Activities" below.

The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the tables below.


 =======================================================================================================
                                                           Three Months Ended June 30,
                                      ------------------------------------------------------------------
                                                       1996                              1995
                                      ------------------------------------------------------------------
                                                                Average                          Average
                                          Average                Yield/     Average               Yield/
(Dollars in thousands)                    Balance    Interest     Cost      Balance    Interest    Cost
- --------------------------------------------------------------------------------------------------------
Assets
- ------
Interest-earning assets:
  First mortgage loans                  $ 8,248,821   $152,042     7.37%  $ 7,430,281  $138,134     7.44%
  Cooperative apartment loans             1,236,171     24,279     7.86     1,175,924    22,623     7.70
  Consumer and business loans               751,041     16,760     8.97       805,756    18,873     9.39
  MBS                                     7,769,279    124,384     6.40     9,225,345   145,512     6.31
  Investment securities                     579,763      8,667     6.00       441,710     7,821     7.09
  Money market investments                  507,332      6,683     5.21       602,415     9,070     5.96
- --------------------------------------------------------------------------------------------------------
Total interest-earning assets            19,092,407   $332,815     6.97%   19,681,431  $342,033     6.95%
Other assets                                706,941                           712,068
- --------------------------------------------------------------------------------------------------------
Total assets                            $19,799,348                       $20,393,499
- --------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
- ------------------------------------
Interest-bearing liabilities:
  Deposits:
    Demand                              $ 1,108,924   $  1,962     0.71%  $ 1,055,168  $  2,822     1.07%
    Savings                               2,611,096     16,328     2.52     3,021,920    18,112     2.40
    Money market                          2,109,065     20,477     3.90     2,185,464    23,019     4.22
    Time                                  6,825,628     91,947     5.42     6,333,052    88,017     5.57
 -------------------------------------------------------------------------------------------------------
  Total deposits                         12,654,713    130,714     4.15    12,595,604   131,970     4.20
  Borrowed funds                          6,037,688     88,023     5.77     6,702,068   106,326     6.28
- --------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       18,692,401   $218,737     4.68%   19,297,672  $238,296     4.92%
Other liabilities                           117,518                           155,783
Stockholders' equity                        989,429                           940,044
- --------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                  $19,799,348                       $20,393,499
- --------------------------------------------------------------------------------------------------------
Net interest income                                   $114,078                         $103,737
- --------------------------------------------------------------------------------------------------------
Excess of interest-earning assets
  over interest-bearing liabilities     $   400,006                       $   383,759
- --------------------------------------------------------------------------------------------------------
Interest rate spread                                               2.29%                            2.03%
- --------------------------------------------------------------------------------------------------------
Net interest margin                                                2.39%                            2.12%
========================================================================================================



========================================================================================================
                                                            Six Months Ended June 30,
                                      ------------------------------------------------------------------
                                                       1996                              1995
                                      ------------------------------------------------------------------
                                                                Average                          Average
                                          Average                Yield/     Average               Yield/
(Dollars in thousands)                    Balance    Interest     Cost      Balance    Interest    Cost
- --------------------------------------------------------------------------------------------------------
Assets
- ------
Interest-earning assets:
  First mortgage loans                  $ 8,155,139   $301,614     7.40%  $ 7,421,362  $272,154     7.33%
  Cooperative apartment loans             1,232,796     48,317     7.84     1,173,823    44,331     7.55
  Consumer and business loans               766,546     34,113     8.95       807,206    36,698     9.17
  MBS                                     8,061,645    261,754     6.49     9,228,227   287,826     6.24
  Investment securities                     558,641     17,087     6.14       461,941    16,698     7.27
  Money market investments                  507,005     13,458     5.25       570,540    16,875     5.88
- --------------------------------------------------------------------------------------------------------
Total interest-earning assets            19,281,772   $676,343     7.02%   19,663,099  $674,582     6.86%
Other assets                                717,679                           722,953
- --------------------------------------------------------------------------------------------------------
Total assets                            $19,999,451                       $20,386,052
- --------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
- ------------------------------------
Interest-bearing liabilities:
  Deposits:
    Demand                              $ 1,082,130   $  4,171     0.78%  $ 1,051,565  $  5,716     1.10%
    Savings                               2,632,553     32,911     2.51     3,178,400    37,566     2.38
    Money market                          2,124,242     40,994     3.88     2,143,263    45,983     4.33
    Time                                  6,769,689    185,435     5.51     6,262,845   165,648     5.33
 -------------------------------------------------------------------------------------------------------
  Total deposits                         12,608,614    263,511     4.20    12,636,073   254,913     4.07
  Borrowed funds                          6,272,610    184,419     5.82     6,671,057   208,541     6.22
 -------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       18,881,224   $447,930     4.74%   19,307,130  $463,454     4.81%
Other liabilities                           128,306                           154,080
Stockholders' equity                        989,921                           924,842
- --------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                  $19,999,451                       $20,386,052
- --------------------------------------------------------------------------------------------------------
Net interest income                                   $228,413                         $211,128
- --------------------------------------------------------------------------------------------------------
Excess of interest-earning assets
  over interest-bearing liabilities     $   400,548                       $   355,969
- --------------------------------------------------------------------------------------------------------
Interest rate spread                                               2.28%                            2.05%
- --------------------------------------------------------------------------------------------------------
Net interest margin                                                2.37%                            2.14%
========================================================================================================


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

================================================================================================
                                       Three Months Ended                Six Months Ended
                                            June 30,                         June 30,
                               -----------------------------      ------------------------------
                                         1996 versus 1995                 1996 versus 1995
                               -----------------------------     -------------------------------
                                       Increase (Decrease)              Increase (Decrease)
                               -----------------------------------------------------------------
                                  Due to     Due to                Due to     Due to
(In thousands)                    Volume      Rate       Total     Volume      Rate       Total
- ------------------------------------------------------------------------------------------------
Interest income:
  First mortgage loans           $ 15,097   $ (1,189)  $ 13,908   $ 27,120   $  2,340   $ 29,460
  Cooperative apartment loans       1,176        480      1,656      2,275      1,711      3,986
  Consumer and business loans      (1,246)      (867)    (2,113)    (1,821)      (764)    (2,585)
  MBS                             (23,281)     2,153    (21,128)   (37,512)    11,440    (26,072)
  Investment securities             2,190     (1,344)       846      3,186     (2,797)       389
  Money market investments         (1,332)    (1,055)    (2,387)    (1,779)    (1,638)    (3,417)
- ------------------------------------------------------------------------------------------------
Total interest income              (7,396)    (1,822)    (9,218)    (8,531)    10,292      1,761
- ------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Demand                            137       (997)      (860)       162     (1,707)    (1,545)
    Savings                        (2,543)       759     (1,784)    (6,730)     2,075     (4,655)
    Money market                     (785)    (1,757)    (2,542)      (405)    (4,584)    (4,989)
    Time                            6,695     (2,765)     3,930     13,737      6,050     19,787
- -------------------------------------------------------------------------------------------------
  Total deposits                    3,504     (4,760)    (1,256)     6,764      1,834      8,598
  Borrowed funds                  (10,070)    (8,233)   (18,303)   (12,084)   (12,038)   (24,122)
- -------------------------------------------------------------------------------------------------
Total interest expense             (6,566)   (12,993)   (19,559)    (5,320)   (10,204)   (15,524)
- ------------------------------------------------------------------------------------------------
Net interest income              $   (830)  $ 11,171   $ 10,341   $ (3,211)  $ 20,496   $ 17,285
=================================================================================================

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses was $10.3 million for the second quarter of 1996, as compared with $9.9 million for the second quarter of 1995, and $20.8 million for the first six months of 1996, as compared with $19.9 million for the corresponding prior year period. The provision for loan losses, as further discussed in "Management of Credit Risk -- Allowance for Loan Losses" below, is predicated upon the Company's assessment of the adequacy of its allowance for loan losses, which reflects, among other factors, assumptions with respect to projected future performance of the Company's loan portfolio in light of economic conditions and then-current loss experience.

NON-INTEREST INCOME

The following table sets forth the components of non-interest income for the three months and six months ended June 30, 1996 and 1995.

 ===============================================================================
                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                        ----------------------------------------
(In thousands)                              1996       1995      1996     1995
- --------------------------------------------------------------------------------
Loan servicing fees, net                   $ 6,926    $ 7,535  $14,589   $15,809
Securities and insurance brokerage fees      5,633      4,275   10,307     7,715
Net (losses) gains on sales activities      (1,906)     1,215   (1,445)   10,890
Other                                       10,918      7,933   19,457    16,139
- --------------------------------------------------------------------------------
Total non-interest income                  $21,571    $20,958  $42,908   $50,553
================================================================================

Loan servicing fees, net, amounted to $6.9 million for the second quarter of 1996 and $14.6 million for the first six months of 1996, representing declines from the corresponding periods one year ago of $0.6 million and $1.2 million, respectively. These declines were largely attributable to a reduction in the average loan servicing fee, together with increases in certain loan servicing expenses, which are reflected as a component of loan servicing fees, net. At June 30, 1996, the loans serviced for others portfolio was $9.2 billion, up from $9.0 billion one year earlier, but down from $9.5 billion at December 31, 1995.

Securities and insurance brokerage fees amounted to $5.6 million for the second quarter of 1996, an increase of $1.4 million, or 31.8%, relative to the first quarter of 1995. For the first six months of 1996, securities and insurance brokerage fees amounted to $10.3 million, up $2.6 million, or 33.6%, as compared with the same period one year ago. New sales initiatives, together with an expansion of the Company's sales force, were the predominant factors contributing to the improvements.

The Company recognized net losses on sales activities of $1.9 million and $1.4 million for the three and six month periods ended June 30, 1996, respectively, as compared with net gains for the three and six month periods ended June 30, 1995 of $1.2 million and $10.9 million, respectively. The change between the first six months of 1996 and 1995 was principally attributable to net gains of $18.7 million associated with branch sales during the 1995 period, substantially all of which were recognized in the first quarter of 1995, the impact of which was mitigated by $6.2 million of losses during the first quarter of 1995 resulting from the write-down of certain operating facilities. Included in the net losses for the first six months of 1996 was a $0.6 million loss on sales of $1.0 billion of MBS during the first quarter of 1996 in connection with the Balance Sheet Restructuring Plan and a $1.2 million loss recognized during the second quarter of 1996 associated with an other than temporary impairment in value of certain MBS (see "Management of Credit Risk -- MBS" below). In connection with its sales of loans into the secondary market as part of its mortgage banking activities, the Company recognized net losses of $0.4 million for the second quarter of 1996, as compared with net gains of $0.3 million for the second quarter of 1995, and net gains of $1.5 million for the six months ended June 30, 1996, as compared with net gains of $0.1 million for the comparable period in 1995. Sales of loans into the secondary market amounted to $275.7 million and $640.0 million during the three months and six months ended June 30, 1996, respectively, as compared with $49.9 million and $93.9 million during the respective prior year periods. The following table summarizes net (losses) gains on sales activities for the three months and six months ended June 30, 1996 and 1995.

 =================================================================================
                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                        -----------------------------------------
(In thousands)                               1996       1995      1996      1995
- ---------------------------------------------------------------------------------
Net (losses) gains on:
  Sales of loans held for sale              $  (432)   $  251   $ 1,463   $    97
  Sales, calls and revaluations of           (1,164)      (66)   (1,836)   (1,975)
   securities
  Sales of branches                              --       616        --    18,655
  Sales of mortgage servicing rights             --       359        --       359
  Other                                        (310)       55    (1,072)   (6,246)
- ----------------------------------------------------------------------------------
Total net (losses) gains on sales           $(1,906)   $1,215   $(1,445)  $10,890
 activities
==================================================================================

Other non-interest income amounted to $10.9 million for the second quarter of 1996 and $19.5 million for the six months ended June 30, 1996, representing increases of $3.0 million and $3.3 million, respectively, as compared with the same periods one year ago. Contributing significantly to these improvements was growth in banking service fees, largely due to changes in the fee structure, to $6.5 million for the 1996 second quarter, an increase of $1.3 million as compared with the 1995 second quarter, and to $13.2 million for the first six months of 1996, an increase of $2.9 million as compared with the first six months of 1995. In addition, the Company, during the second quarter of 1996, recognized $1.0 million of income in connection with the settlement of certain litigation.

NON-INTEREST EXPENSE

The following table sets forth the components of non-interest expense for the three months and six months ended June 30, 1996 and 1995.

 ================================================================================
                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                        ----------------------------------------
(In thousands)                              1996      1995      1996      1995
- --------------------------------------------------------------------------------
G&A expense:
  Compensation and employee benefits       $31,815   $33,552  $ 65,791  $ 70,965
  Occupancy and equipment, net              13,434    15,043    26,209    30,453
  Federal deposit insurance premiums         2,875     7,700     5,750    15,405
  Other                                     22,709    18,769    43,277    37,134
- --------------------------------------------------------------------------------
Total G&A expense                           70,833    75,064   141,027   153,957
Other real estate owned ("ORE")              2,159     3,340     4,652     7,016
 expense, net
Amortization of mortgage servicing           2,879     2,921     6,073     5,685
 rights ("MSR")
Restructuring and merger-related expense        --     1,438     3,504     3,163
- --------------------------------------------------------------------------------
Total non-interest expense                 $75,871   $82,763  $155,256  $169,821
================================================================================

G&A Expense

G&A expense amounted to $70.8 million for the second quarter of 1996, a decline of $4.2 million, or 5.6%, as compared with the second quarter of 1995. For the six months ended June 30, 1996, G&A expense amounted to $141.0 million, a decline of $12.9 million, or 8.4%, as compared with the corresponding period in 1995. The declines in G&A expense primarily reflect the realization of cost savings associated with the merger in January 1995 of Anchor Bancorp, Inc. ("Anchor") and its savings bank subsidiary, Anchor Savings Bank FSB ("Anchor Savings"), with and into the Holding Company and the Bank, respectively (the "Merger"), together with the impact of the reduced assessment rate on the portion of the Bank's deposits insured by the Bank Insurance Fund ("BIF") of the FDIC (see below). Limiting the effect of these factors were the additional expenses associated with the expansion of the Company's residential property loan origination capabilities, including through the acquisition, during the fourth quarter of 1995, of the residential property loan origination businesses of National Mortgage Investments Co., Inc., headquartered in Griffin, Georgia, and James Madison Mortgage Co., headquartered in Fairfax, Virginia (the "National and Madison Acquisitions"). G&A expense, as a percentage of total average assets, improved to 1.43% for the second quarter of 1996 from 1.47% for the second quarter of 1995 and to 1.41% for the first six months of 1996 from 1.51% for the comparable 1995 period. These improvements were limited by the decline in total average assets, due to the Balance Sheet Restructuring, of $594.2 million and $386.6 million for the three and six month periods ended June 30, 1996, respectively, as compared with the same periods one year ago.

Compensation and employee benefits expense amounted to $31.8 million for the second quarter of 1996 and $65.8 million for the six months ended June 30, 1996, representing reductions, as compared with the corresponding periods in 1995, of $1.7 million, or 5.2%, and $5.2 million, or 7.3%, respectively. These declines were principally attributable to the staff reductions associated with the Merger and increased deferrals of the expense associated with loan originations due to higher loan origination levels during the 1996 periods as compared with the 1995 periods. The impact of these factors was partially offset by additions to the employee complement resulting from the National and Madison Acquisitions, a higher level of securities and insurance brokerage commissions commensurate with increased sales volume and a greater use of temporary employment services. The Company's full-time equivalent employee complement was 2,903 at June 30, 1996, as compared with 2,847 one year earlier and approximately 3,200 at the date of the Merger.

Occupancy and equipment expense, net, declined to $13.4 million for the 1996 second quarter and to $26.2 million for the six months ended June 30, 1996 from $15.0 million and $30.5 million for the three and six month periods ended June 30, 1995, respectively. The declines of $1.6 million, or 10.7%, and $4.2 million, or 13.9%, for the three and six month periods ended June 30, 1996, respectively, as compared with the corresponding periods in 1995, were substantially attributable to the sale of five of the Bank's branches, the consolidation of 18 branches into nine branches, and other Merger-related cost savings initiatives. The benefits derived from these Merger-related cost savings were partially offset by the impact of the National and Madison Acquisitions.

Federal deposit insurance premiums expense totaled $2.9 million for the second quarter of 1996, a decrease of $4.8 million as compared with the second quarter of 1995. For the first six months of 1996, federal deposit insurance premiums totaled $5.8 million, a decrease of $9.7 million as compared with the same period one year earlier. In August 1995, the FDIC adopted a final rule, effective as of June 1, 1995, changing the assessment rates on BIF-insured deposits, which represent approximately 60% of the Bank's insured deposits, to a range of between 4 to 31 basis points for each $100 of insured deposits from the previous range of between 23 to 31 basis points. Additionally, in November 1995, the FDIC further lowered BIF-insured deposit assessment rates for all assessment categories by 4 basis points for each $100 of insured deposits effective for the first semi-annual assessment period of 1996, subject to a statutory requirement that all institutions pay at least $2,000 annually. The existing assessment rate schedule for deposits insured under the Savings Association Insurance Fund ("SAIF") of the FDIC of between 23 and 31 basis points for each $100 of SAIF-insured deposits was not affected by either of the above actions. The actual assessment rate for both BIF- and SAIF-insured deposits continues to depend on an institution's capital levels and regulatory status.

The Department of the Treasury, the federal banking regulatory agencies and members of Congress have offered various proposals to address the imbalance with respect to insurance premiums on SAIF-insured deposits that has resulted because of the actions by the FDIC to reduce deposit insurance premiums on BIF-insured deposits. These proposals have variously called for one or more of the following: a one-time special assessment to recapitalize the SAIF; the merger of the BIF and the SAIF; the elimination of the Office of Thrift Supervision (the "OTS"); and the elimination of the federal thrift charter. The Company is unable to predict whether or when any of the proposals will be finally enacted or, because they are still subject to change, the ultimate effect on the Company's operations of any of the proposals that may be adopted. In a separate, but related, action, Congress, in August 1996, approved and sent to the President legislation that would, among other things, generally eliminate the potential recapture of income tax deductions arising from commonly utilized methods of calculating bad debt reserves for periods prior to 1988 arising from a change from a thrift to a commercial bank charter. In addition, the legislation would repeal the reserve method of tax accounting for bad debts by large thrift institutions, such as the Bank, effective for taxable years beginning after 1995. The legislation also contains provisions that would require the recapture in future periods of tax reserves for periods after 1987, but such provisions are not expected to have a material impact on the Company's consolidated financial statements. The Company cannot predict if such legislation will become law.

Other G&A expense increased to $22.7 million for the three months ended June 30, 1996 from $18.8 million for second quarter of 1995 and to $43.3 million for the six months ended June 30, 1996 from $37.1 million for the comparable period in 1995. These increases were largely attributable to higher marketing and data processing expense, offset in part by a reduction in legal expense. The Company's marketing expense increased $2.0 million, or 74.6%, and $3.1 million, or 62.7%, for the three and six month periods ended June 30, 1996, respectively, as compared with the corresponding 1995 periods, due to a major television advertising campaign during the first six months of 1996. Data processing expense rose $1.2 million for the three months ended June 30, 1996 and $2.6 million for the first six months of 1996, as compared with the corresponding 1995 periods, due to the outsourcing, during the first quarter of 1996, of additional aspects of the Company's data processing operations.

ORE Expense, Net

ORE expense, net, declined $1.2 million, or 35.4%, for the second quarter of 1996 and $2.4 million, or 33.7%, for the first six months of 1996, as compared with the corresponding periods one year ago. The level of ORE, net, amounted to $51.8 million at June 30, 1996, a decline of $16.9 million, or 24.6%, from June 30, 1995. The following table presents the significant components of ORE expense, net, for the three and six month periods ended June 30, 1996 and 1995.

=================================================================================
                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                        -----------------------------------------
(In thousands)                              1996       1995       1996      1995
- ---------------------------------------------------------------------------------
Provision for losses                        $  990     $1,857    $ 1,880   $3,340
Net gains on sales                            (524)      (246)    (1,030)    (511)
Operating expense, net of rental income      1,693      1,729      3,802    4,187
- ---------------------------------------------------------------------------------
Total ORE expense, net                      $2,159     $3,340    $ 4,652   $7,016
=================================================================================

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

Amortization of MSR

Amortization of MSR amounted to $2.9 million for the second quarter of 1996, relatively unchanged from the second quarter of 1995. For the six months ended June 30, 1996, amortization of MSR amounted to $6.1 million, up from $5.7 million for the corresponding 1995 period. During the first six months of 1996, additions to the MSR asset amounted to $8.7 million, including $5.0 million attributable to purchases.

Restructuring and Merger-Related Expense

Restructuring expense associated with the Merger and other Merger-related expense amounted to $3.5 million for the first six months of 1996, all of which was incurred during the first quarter of the year, and was principally associated with staff reductions, the final phase of the conversion of the Bank's retail banking computer system, and certain computer data center costs. For the three months and six months ended June 30, 1995, the Company incurred Merger-related expense of $1.4 million and $3.2 million, respectively, which was primarily comprised of costs associated with announcing and communicating the Merger to the Company's customers and the communities it serves. The Company does not currently anticipate the recognition of any further restructuring expense associated with the Merger or other Merger-related expense.

INCOME TAX EXPENSE

The Company recorded income tax expense of $20.5 million for the second quarter of 1996 and $39.3 million for the first six months of 1996, up from $13.6 million and $31.2 million for the three and six month periods ended June 30, 1995, respectively. The increases are primarily reflective of higher pre-tax income in the 1996 periods relative to the 1995 periods. The level of income tax expense for the 1996 periods includes the recognition, during each of the first and second quarters of the year, of favorable settlements of local income tax issues. The Company's effective income tax rate was 41.5% for the three months ended June 30, 1996, as compared with 42.5% for the three months ended June 30, 1995, and 41.2% for the first six months of 1996, as compared with 43.3% for the first six months of 1995.

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

The Company is also exposed to interest rate risk arising from the "option risk" embedded in many of the Company's interest-earning assets. Mortgages and the mortgages underlying MBS, for example, may contain prepayment options, interim and lifetime interest rate caps and other such features driven or otherwise influenced by changes in interest rates. Prepayment option risk affects mortgage-related assets in both rising and falling interest rate environments as the financial incentive to refinance mortgages is directly related to the level of current mortgage interest rates relative to the existing note rates.

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

Lower interest rate environments may also present interest rate exposure. Generally, lower interest rate environments tend to accelerate mortgage prepayment rates, which both shorten the duration of mortgage and mortgage-related assets and accelerate the amortization of premiums paid in the acquisition of these assets. The recognition of premiums over a shorter than expected term causes yields on the related assets to decline from anticipated levels. The Company is also subject to interest rate risk resulting from the change in the shape of the yield curve (i.e., flattening, steepening and inversion; also called "yield curve twist risk") and to differing indices upon which the yield on the Company's interest-earning assets and the cost of its interest-bearing liabilities are based ("basis risk").

In order to reduce its sensitivity to interest rate risk, the Company's investment strategy has emphasized adjustable-rate assets and fixed-rate medium-term assets. Of the Company's total interest-earning assets of $18.8 billion at June 30, 1996, approximately $12.6 billion, or 68%, were adjustable-rate. Of such adjustable-rate assets, approximately 47% were linked to U.S. Treasury instruments and approximately 40% were linked to various cost of funds indices, which lag changes in market interest rates, including the National Median Cost of Funds Index and the 11th District Cost of Funds Index. The Company also seeks to extend the maturity of its short-term or frequently repricing liabilities or, alternatively, to reduce the maturity or increase the repricing frequency of its assets, by using derivative financial instruments (see "Hedging Activities" below).

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

HEDGING ACTIVITIES

The Company utilizes a variety of derivative financial instruments to assist in managing its interest rate risk exposure, but does not utilize such instruments for speculative purposes. Derivative financial instruments employed by the Company at June 30, 1996 and December 31, 1995 were interest rate swaps, caps and floors, forward contracts, and options on certain of these instruments. With the exception of interest rate floors hedging certain MSR, the derivative financial instruments utilized by the Company provide protection from rising interest rates.

The following table summarizes, by category of asset or liability hedged, the notional amount and estimated fair value of the Company's outstanding derivative financial instruments at June 30, 1996 and December 31, 1995.

=========================================================================================
                                               June 30, 1996          December 31, 1995
                                        -------------------------------------------------
                                           Notional    Estimated    Notional    Estimated
(In thousands)                              Amount    Fair Value     Amount    Fair Value
- -----------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Loans receivable                        $  195,601     $  (538)  $  212,747     $(2,195)
  Deposits                                        --          --      150,000         533
  Borrowings                                 923,000       3,106      928,000      (4,837)
- -----------------------------------------------------------------------------------------
Total interest rate swaps                  1,118,601       2,568    1,290,747      (6,499)
- -----------------------------------------------------------------------------------------
Interest rate caps hedging:
  Loans receivable                           495,781       1,329           --          --
  MBS available for sale                     224,428         601      877,118         961
  MBS held to maturity                       299,917         804      366,061         401
  Borrowings                                 250,000       3,596           --          --
- -----------------------------------------------------------------------------------------
Total interest rate caps                   1,270,126       6,330    1,243,179       1,362
- -----------------------------------------------------------------------------------------
Interest rate floors hedging:
  MSR                                      1,110,868          84    1,219,776       1,026
- -----------------------------------------------------------------------------------------
Total interest rate floors                 1,110,868          84    1,219,776       1,026
- -----------------------------------------------------------------------------------------
Forward contracts hedging:
  Loans held for sale                        178,023      (1,174)      69,676        (709)
- ------------------------------------------------------------------------------------------
Total forward contracts                      178,023      (1,174)      69,676        (709)
- -----------------------------------------------------------------------------------------
Options hedging:
  Loans held for sale                         12,500          43       10,000          22
  Borrowings                                  20,000         206       37,000          70
- -----------------------------------------------------------------------------------------
Total options                                 32,500         249       47,000          92
- -----------------------------------------------------------------------------------------
Total derivative financial instruments    $3,710,118     $ 8,057   $3,870,378     $(4,728)
=========================================================================================

All of the Company's outstanding interest rate swap agreements at June 30, 1996 provide for the Company to be a fixed-rate payer and variable-rate receiver, with the variable-rate based upon the one- or three-month London Interbank Offered Rate ("LIBOR"). The following table sets forth the contractual maturities of the Company's interest rate swap agreements outstanding at June 30, 1996 by category of asset or liability hedged, as well as the related weighted average interest rates receivable and payable at that date.

==============================================================================================
                                     Maturing in the Years Ending December 31,
                               ---------------------------------------------------
(Dollars in thousands)               1996       1997      1998      1999      2000        Total
- -----------------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Loans receivable:
     Notional amount             $112,199   $ 43,202   $ 5,100   $24,700   $10,400   $  195,601
     Variable-rate receivable        5.47%      5.47%     5.54%     5.56%     5.54%        5.48%
     Fixed-rate payable              4.59       5.01      7.38      8.04      7.38         5.34
 Borrowings:
    Notional amount              $473,000   $390,000   $30,000   $30,000   $    --   $  923,000
    Variable-rate receivable         5.48%      5.56%     5.47%     5.50%       --%        5.51%
    Fixed-rate payable               5.96       5.35      6.24      7.06        --         5.75
- -----------------------------------------------------------------------------------------------
 Total:
    Notional amount              $585,199   $433,202   $35,100   $54,700   $10,400   $1,118,601
    Variable-rate receivable         5.48%      5.55%     5.48%     5.53%     5.54%        5.51%
    Fixed-rate payable               5.70       5.32      6.41      7.50      7.38         5.68
===============================================================================================

The Company has entered into interest rate cap agreements with a notional value of $1.0 billion to hedge the periodic and lifetime interest rate caps embedded in certain of its adjustable-rate loans and MBS. Each such agreement provides for the Company to receive cash payments, in exchange for a premium paid to the issuing counterparty at inception, when the weekly average yield of the one-year constant maturity Treasury index ("CMT") rises above a specified interest rate. The one-year CMT was 5.70% at June 30, 1996, and the specified interest rates at that date were 7.50% and 8.50% and averaged 8.00%. The Company has also entered into interest rate cap agreements with a notional amount of $250.0 million to hedge certain fixed-rate borrowings that mature on a monthly basis. These agreements provide for the Company to receive cash payments, in exchange for a premium paid to the issuing counterparty at inception, when the one-month LIBOR, which was 5.50% at June 30, 1996, rises above 7.50%.

In connection with the Company's interest rate floor agreements, which have been transacted for the purpose of reducing the impact of the potential loss of net future servicing revenues associated with a portion of its MSR that may result from an increase in loan prepayments, the Company, in return for a premium paid to the issuing counterparty at initiation of the agreement, receives cash payments from the counterparty when either the five- or ten-year CMT, which were 6.47% and 6.73%, respectively, at June 30, 1996, declines below a designated interest rate. The designated interest rates at June 30, 1996 ranged from 5.27% to 5.65% and averaged 5.50%.

Unamortized net deferred losses on closed derivative financial instrument contracts amounted to $29.1 million at June 30, 1996, as compared with $35.4 million at year-end 1995, and are being amortized to operations over the duration of the related asset or liability being hedged. Unamortized premiums on open derivative financial instrument contracts amounted to $10.8 million and $7.8 million at June 30, 1996 and December 31, 1995, respectively. Such premiums are amortized to operations over the terms of the related derivative financial instruments.

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

For a discussion of the credit risk associated with the Company's derivative financial instruments, see "Management of Credit Risk -- Derivative Financial Instruments" below.

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

At June 30, 1996, the Company had a one-year negative gap, including the effect of hedging activities, of $2.4 billion, or 12.6% of total interest-earning assets, as compared with a negative gap of $2.1 billion, or 10.6% of total interest-earning assets, at December 31, 1995. The following table reflects the repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1996. The amount of each asset or liability is included in the table at the earlier of the next repricing date or maturity. Loan and MBS prepayment assumptions utilized in preparing the table are based upon industry standards as well as the Company's historical experience and estimates. Non-performing loans have been included in the "More Than One Through Three Years" category. Savings accounts, despite a recent increase in their sensitivity to changes in market interest rates, have been spread ratably over a 20-year period based on the assumption that they are essentially core deposits and in the aggregate have generally not been sensitive, on a historical basis, to fluctuations in market interest rates. If all savings accounts were included in the "One Year or Less" category, the Company would have had a one-year negative gap at June 30, 1996 of $4.80 billion, or 25.7% of total interest-earning assets.


 ===================================================================================
                                                      June 30, 1996
                                    ------------------------------------------------
                                                  More Than
                                      One Year   One Through    More Than
(Dollars in millions)                  or Less   Three Years   Three Years    Total
- ------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                $ 5,502        $2,661        $2,173   $10,336
  MBS                                    5,994         1,016           855     7,865
  Other                                     26            37           509       572
- ------------------------------------------------------------------------------------
Total interest-earning assets           11,522         3,714         3,537    18,773
- ------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits                               9,041         1,138         2,483    12,662
  Borrowed funds                         5,366            18           346     5,730
- ------------------------------------------------------------------------------------
Total interest-bearing liabilities      14,407         1,156         2,829    18,392
- ------------------------------------------------------------------------------------
Impact of hedging activities              (515)          450            65        --
- ------------------------------------------------------------------------------------
Gap (repricing difference)             $(2,370)       $2,108        $  643   $   381
====================================================================================
Cumulative gap                         $(2,370)       $ (262)       $  381
====================================================================================
Cumulative ratio of gap to total
  interest-earning assets                (12.6)%        (1.4)%         2.0%
====================================================================================

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

Non-performing assets amounted to $296.3 million at June 30, 1996, a decline of $19.5 million, or 6.2%, as compared with December 31, 1995. At June 30, 1996, non-performing assets represented 2.90% of the sum of loans receivable and ORE, net, as compared with 3.19% at year-end 1995. Non-performing assets represented 1.52% of total assets at June 30, 1996, down from 1.55% at December 31, 1995.

The following table presents the components of non-performing assets at June 30, 1996 and December 31, 1995. Loans modified in a TDR that have demonstrated a sufficient payment history to warrant return to performing status (generally six months) are not included within non-accrual loans.

 ===================================================================
                                          June 30,   December 31,
(In thousands)                              1996         1995
- --------------------------------------------------------------------
Non-accrual loans:
  Residential property                    $205,539       $206,230
  Commercial and multifamily first          26,635         34,618
   mortgage
     Construction                            5,130          5,267
     Consumer and business                   7,140          9,004
- -----------------------------------------------------------------
   Total non-accrual loans                 244,444        255,119
- -----------------------------------------------------------------
   ORE, net:
     Residential property                   32,538         38,799
     Commercial and multifamily property    22,292         24,952
     Allowance for losses                   (3,007)        (3,070)
 ----------------------------------------------------------------
   Total ORE, net                           51,823         60,681
- -----------------------------------------------------------------
   Total non-performing assets            $296,267       $315,800
=================================================================

The balance of non-performing assets is affected by the length of the foreclosure process as loans entering non-performing status often remain in such status for an extended period of time due to contested foreclosure actions and other circumstances. Furthermore, with regard to loans secured by properties in certain New England states, the Company, starting in 1994, implemented agreements that set forth, among other things, procedures for borrowers in those states to seek opportunities to "workout" or restructure their loans. The Bank also, at times, has voluntarily delayed or limited certain foreclosure proceedings in order to address consumer and other concerns in these states. Although these actions delayed somewhat the exit of the affected loans from non-performing status, the impact of such actions was not material. During the second quarter of 1996, the Company resumed the scheduling and holding of foreclosure auction sales in those states; however, the Company does not currently anticipate that its level of ORE or results of operations will be materially affected.

The table set forth below summarizes loans delinquent for less than 90 days, other than those on non-accrual status, at June 30, 1996. Such loans may, to some degree, be a leading indicator of future levels of non-performing assets.

=====================================================================
                                          Delinquency Period
                                        --------------------
                                           30 - 59   60 - 89
(In thousands)                                Days      Days     Total
- ----------------------------------------------------------------------
Residential property loans                $ 38,329  $ 19,310   $57,639
Commercial and multifamily first            16,246    10,218    26,464
 mortgage loans
Consumer and business loans                  5,399     1,765     7,164
- ----------------------------------------------------------------------
Total accruing delinquent loans           $ 59,974  $ 31,293   $91,267
======================================================================

When borrowers encounter financial hardship but are able to demonstrate to the Company's satisfaction an ability and willingness to resume regular monthly payments, the Company often seeks to provide them with an opportunity to restructure the terms of their loans. These arrangements, which are negotiated individually, generally provide for interest rates that are lower than those initially contracted for, but which may be higher or lower than current market interest rates, and may in some instances include a reduction in the principal amount of the loan. The Company evaluates the costs associated with any particular restructuring arrangement and may enter into such an arrangement if it believes it is economically beneficial for the Company to do so. The following table sets forth the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans, at June 30, 1996 and December 31, 1995.

 ===============================================================
                                          June 30,  December 31,
(In thousands)                              1996        1995
- ----------------------------------------------------------------
Residential property loans                $ 43,494      $ 43,090
Commercial and multifamily first           166,491       159,097
 mortgage loans
- ----------------------------------------------------------------
Total loans modified in a TDR             $209,985      $202,187
================================================================

IMPAIRED LOANS

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), the Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. For a further discussion of the Company's accounting policies associated with impaired loans, see Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

The following table summarizes information regarding the Company's impaired loans at June 30, 1996 and December 31, 1995.

 ================================================================
                                          June 30,   December 31,
(In thousands)                              1996         1995
- -----------------------------------------------------------------
Residential property loans (1):
  Recorded investment:
    Without a related allowance            $11,854        $10,650
    With a related allowance                 1,345          3,170
  Related allowance for loan losses            (84)          (198)
- -----------------------------------------------------------------
Total residential property loans            13,115         13,622
- -----------------------------------------------------------------
Commercial and multifamily first
 mortgage loans (1):
  Recorded investment:
    Without a related allowance              8,365          7,575
    With a related allowance                67,911         66,648
  Related allowance for loan losses         (9,259)        (9,909)
- -----------------------------------------------------------------
Total commercial and multifamily first      67,017         64,314
 mortgage loans
- -----------------------------------------------------------------
Business loans (2):
  Recorded investment:
    With a related allowance                   798            741
  Related allowance for loan losses           (670)          (660)
- -----------------------------------------------------------------
Total business loans                           128             81
- -----------------------------------------------------------------
Total impaired loans, net                  $80,260        $78,017
=================================================================

(1) The measurement value is based upon the estimated fair value of the underlying collateral.
(2) The measurement value is based upon the present value of expected future cash flows.

The Company's average recorded investment in impaired loans amounted to $89.8 million and $89.3 million for the three months and six months ended June 30, 1996, respectively, as compared with $72.7 million and $75.6 million for the three months and six months ended June 30, 1995, respectively. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $0.9 million and $1.1 million for the three months ended June 30, 1996 and 1995, respectively, and $2.0 million and $2.3 million for the first six months of 1996 and 1995, respectively.

LOANS SOLD WITH RECOURSE

The Company, in the past, sold certain residential and multifamily property loans with limited recourse, with the majority of these loans having been securitized with the Federal National Mortgage Association ("FNMA"). At June 30, 1996, the balance of loans sold with recourse amounted to $823.1 million, down from $900.4 million at December 31, 1995. The Company's related maximum potential recourse exposure was approximately $202 million at June 30, 1996, as compared with approximately $223 million at the end of 1995. Of the loans sold with recourse, $11.7 million were delinquent 90 days or more at June 30, 1996. During the first six months of 1996, the Company repurchased loans sold with recourse totaling $12.8 million.

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

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loans receivable portfolio. In determining the appropriate level of the allowance for loan losses and, accordingly, the level of the provision for loan losses, the Company reviews its loans receivable portfolio on at least a quarterly basis, taking into account the size, composition and risk profile of the portfolio, including delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions. While the Company believes that the allowance for loan losses is adequate, additions to the allowance for loan losses may be necessary in the event of future adverse changes in economic and other conditions that the Company is unable to predict.

The Company's allowance for loan losses declined to $124.9 million at June 30, 1996 from $150.7 million at June 30, 1995, reflecting, in large part, a reduction in the Company's non-accrual loans of $51.1 million during the interim period. The allowance for loan losses represented 51.1% of non-accrual loans at June 30, 1996, virtually unchanged from one year earlier. As a percentage of total loans receivable, the allowance for loan losses declined to 1.23% at June 30, 1996 from 1.59% at June 30, 1995. Net charge-offs were $24.1 million for the first six months of 1996, a reduction of $15.3 million, or 38.9%, from the comparable 1995 period.

The following table sets forth the activity in the Company's allowance for loan losses for the three and six month periods ended June 30, 1996 and 1995.

===================================================================================
                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                        -------------------------------------------
(In thousands)                              1996       1995       1996       1995
- -----------------------------------------------------------------------------------
Balance at beginning of period            $127,193   $164,669   $128,295   $170,383
Provision charged to operations             10,250      9,900     20,750     19,850
Charge-offs:
  Residential property loans               (10,572)   (14,113)   (20,439)   (24,025)
  Commercial and multifamily first          (3,224)   (10,358)    (5,729)   (16,736)
   mortgage loans
  Consumer and business loans               (1,238)    (2,008)    (2,691)    (3,691)
- -----------------------------------------------------------------------------------
Total charge-offs                          (15,034)   (26,479)   (28,859)   (44,452)
- -----------------------------------------------------------------------------------
Recoveries:
  Residential property loans                 1,617      1,334      2,788      2,627
  Commercial and multifamily first             180        680        492        730
   mortgage loans
  Consumer and business loans                  696        640      1,436      1,606
- -----------------------------------------------------------------------------------
Total recoveries                             2,493      2,654      4,716      4,963
- -----------------------------------------------------------------------------------
Net charge-offs                            (12,541)   (23,825)   (24,143)   (39,489)
- -----------------------------------------------------------------------------------
Balance at end of period                  $124,902   $150,744   $124,902   $150,744
===================================================================================

MBS

In general, the Company's MBS carry a significantly lower credit risk than its loans receivable. Of the aggregate carrying value of the Company's MBS held to maturity and available for sale at June 30, 1996 of $7.9 billion, approximately 25%, in total, were issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and FNMA. MBS issued by entities other than FHLMC, GNMA and FNMA ("Privately-Issued MBS") have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Substantially all of the $5.9 billion portfolio of Privately-Issued MBS held by the Company at June 30, 1996 were rated "AA" or better by one or more of the nationally recognized securities rating agencies. The Privately-Issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool.

During the second quarter of 1996, the Company recognized a $1.2 million loss associated with an other than temporary impairment in value of certain Privately-Issued MBS. The Company had incurred a $3.3 million loss associated with an other than temporary impairment in value on the same securities during the year ended December 31, 1995. The losses were necessitated by the erosion in the underlying credit enhancements associated with these securities, coupled with the Company's projections of estimated future losses on defaults of the loans underlying the securities. At June 30, 1996, these securities, all of which are classified as available for sale, had an estimated fair value of $53.3 million, an amortized cost of $61.8 million and an aggregate of approximately $0.3 million in related credit enhancements. No assurance can be given that future losses on these securities will not be incurred. Additionally, the Company cannot predict whether losses will or will not be recognized on any other Privately-Issued MBS currently held by the Company.

DERIVATIVE FINANCIAL INSTRUMENTS

The credit risk from the Company's derivative financial instruments arises from the possible default by a counterparty on its contractual obligations. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the utilization of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. The Company has established policies and procedures limiting its credit exposure to counterparties of derivative financial instrument agreements, which include consideration of credit ratings on a continuous basis, collateral requirements, and exposure to any one counterparty, among other issues. In addition, as deemed necessary, the Company may enter into master netting agreements under which it may offset payable and receivable positions, to the extent they exist, with the same counterparty in the event of default. There were no past due amounts related to the Company's derivative financial instruments at June 30, 1996 or December 31, 1995.

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

FINANCIAL CONDITION

The Company's total assets amounted to $19.5 billion at June 30, 1996, a decline of $0.8 billion, or 3.8%, from the level at December 31, 1995. This decline primarily reflects a reduction in securities available for sale, largely due to MBS sales during the first quarter of 1996 in connection with the Balance Sheet Restructuring Plan, and securities held to maturity, the impact of which was partially offset by growth in loans receivable.

SECURITIES

Securities available for sale, which declined from $4.1 billion at December 31, 1995 to $3.5 billion at June 30, 1996, are carried at estimated fair value, with unrealized gains and losses recorded in a valuation allowance that is included, net of related income taxes, as a separate component of stockholders' equity. At June 30, 1996, the Company's net unrealized loss on its securities available for sale portfolio, net of related income taxes, was $19.7 million ($34.5 million on a pre-tax basis), as compared with $5.5 million ($9.6 million on a pre-tax basis) at December 31, 1995. During the first quarter of 1996, the Company sold MBS available for sale with an amortized cost of $1.0 billion in connection with the Balance Sheet Restructuring Plan. There were no other sales of securities available for sale consummated during the six months ended June 30, 1996. Purchases of MBS and investment securities available for sale amounted to $978.1 million and $116.5 million, respectively, during the first six months of 1996.

The following table summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 1996 and December 31,1995.

=======================================================================================
                                              June 30, 1996         December 31, 1995
                                        ------------------------------------------------
                                          Amortized   Estimated   Amortized   Estimated
(In thousands)                               Cost     Fair Value     Cost     Fair Value
- ----------------------------------------------------------------------------------------
MBS:
  Pass-through securities:
    Privately-issued                      $1,467,816  $1,447,580  $2,731,267  $2,715,097
    FNMA                                   1,019,838   1,014,411     736,614     747,189
    FHLMC                                    397,652     393,491     448,260     448,356
    GNMA                                     456,341     456,986      22,625      22,525
  Interest-only                                2,007       1,561       2,187       1,679
- ----------------------------------------------------------------------------------------
Total MBS                                  3,343,654   3,314,029   3,940,953   3,934,846
- ----------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
    U. S. government and federal agency      127,411     124,482      28,048      28,045
    State and municipal                       72,333      71,268      80,763      78,053
    Domestic corporate                        15,920      15,721      17,274      17,249
  Equity securities                           11,283      10,619      13,403      12,672
- ----------------------------------------------------------------------------------------
Total investment securities                  226,947     222,090     139,488     136,019
- ----------------------------------------------------------------------------------------
Total securities available for sale       $3,570,601  $3,536,119  $4,080,441  $4,070,865
========================================================================================

Securities held to maturity amounted to $4.6 billion at June 30, 1996, a decline of $530.5 million from December 31, 1995. A summary of the amortized cost and estimated fair value of securities held to maturity at June 30, 1996 and December 31, 1995 is presented in the table below.

 =======================================================================================
                                              June 30, 1996         December 31, 1995
                                        ------------------------------------------------
                                          Amortized   Estimated   Amortized   Estimated
(In thousands)                               Cost     Fair Value     Cost     Fair Value
- ----------------------------------------------------------------------------------------
MBS:
  Privately-issued pass-through           $2,778,916  $2,705,746  $3,071,166  $2,990,079
   securities
  Collateralized mortgage obligations:
    Privately-issued                       1,638,863   1,597,356   1,867,318   1,854,528
    FNMA                                      94,433      92,487      94,636      94,492
    FHLMC                                     39,230      38,495      49,330      49,098
- ----------------------------------------------------------------------------------------
Total MBS                                  4,551,442   4,434,084   5,082,450   4,988,197
- ----------------------------------------------------------------------------------------
Investment securities:
  Foreign governmental debt securities           500         500         505         505
  Equity securities                            3,263       1,974       2,781       1,862
- ----------------------------------------------------------------------------------------
Total investment securities                    3,763       2,474       3,286       2,367
- ----------------------------------------------------------------------------------------
Total securities held to maturity         $4,555,205  $4,436,558  $5,085,736  $4,990,564
========================================================================================

LOANS

Total loans receivable, exclusive of the allowance for loan losses, amounted to $10.2 billion at June 30, 1996, an increase of $349.4 million from December 31, 1995. This increase was primarily attributable to growth in the first mortgage loans receivable portfolio to $8.2 billion at June 30, 1996 from $7.8 billion at year-end 1995. At June 30, 1996, as compared with December 31, 1995, the cooperative apartment loans receivable portfolio increased $12.4 million, while the consumer and business loans receivable portfolio declined $52.3 million. The consumer and business loan portfolio decline occurred, despite originations of $164.9 million during the period, due to portfolio runoff.

The following table presents a summary of loans receivable at June 30, 1996 and December 31, 1995.

====================================================================
                                            June 30,    December 31,
(In thousands)                                1996          1995
- --------------------------------------------------------------------
First mortgage loans:
  Principal balances:
    Residential                           $ 6,341,560     $5,925,050
    Commercial and multifamily              1,784,909      1,813,344
    Construction                               56,719         68,901
- --------------------------------------------------------------------
  Total principal balances                  8,183,188      7,807,295
  Undisbursed funds on loans in process       (19,760)       (24,369)
  Net deferred yield adjustments               46,578         37,754
- --------------------------------------------------------------------
Total first mortgage loans                  8,210,006      7,820,680
- --------------------------------------------------------------------
Cooperative apartment loans:
  Principal balances                        1,226,557      1,214,812
  Net deferred yield adjustments                2,839          2,218
- --------------------------------------------------------------------
Total cooperative apartment loans           1,229,396      1,217,030
- --------------------------------------------------------------------
Consumer and business loans:
  Principal balances:
    Home equity                               461,830        494,528
    Manufactured home                          69,421         78,319
    Automobile                                 49,159         53,947
    Loans secured by deposit accounts          38,737         40,578
    Other consumer                             78,769         85,915
    Business                                   33,531         35,189
 -------------------------------------------------------------------
  Total principal balances                    731,447        788,476
  Net deferred yield adjustments                8,885          4,127
- --------------------------------------------------------------------
Total consumer and business loans             740,332        792,603
- --------------------------------------------------------------------
Total loans receivable                    $10,179,734     $9,830,313
====================================================================

In addition to its loans receivable portfolio, the Company maintains a portfolio of residential property loans held for sale in connection with its mortgage banking activities. Such loans increased to $156.2 million at June 30, 1996 from $139.4 million at December 31, 1995.

The Company's total loan production increased $0.4 billion for the second quarter of 1996 and $1.1 billion for the first six months of 1996, as compared with the corresponding periods in 1995. Such increases were substantially attributable to increased production of residential property loans due to, among other factors, the expansion of the Company's loan production capabilities during the fourth quarter of 1995 principally as a result of the National and Madison Acquisitions. However, the level of residential loan production for the second quarter of 1996 declined $198.1 million, or 21.9%, from the first quarter of 1996, largely attributable to a reduction in refinancing activity as a result of the interest rate environment.

The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the three months and six months ended June 30, 1996 and 1995.

 ==================================================================================
                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                        -------------------------------------------
(In thousands)                              1996       1995       1996       1995
- -----------------------------------------------------------------------------------
Residential property loan production:
  First mortgage loans originated          $609,989  $265,034  $1,326,787  $357,662
  First mortgage loans purchased             21,369    22,915     152,485    78,142
  Cooperative apartment loans originated     75,464    45,054     132,458    77,298
- -----------------------------------------------------------------------------------
Total residential property loan             706,822   333,003   1,611,730   513,102
 production
- -----------------------------------------------------------------------------------
Commercial and multifamily first
  mortgage loans originated                  69,519    65,751     100,506    98,778
Consumer and business loans originated:
  Home equity loans originated               44,832    31,906      78,585    59,922
  Other consumer loans originated            36,620    41,187      76,206    79,101
  Business loans originated                   6,118     3,192      10,149    11,368
- -----------------------------------------------------------------------------------
Total consumer and business loans            87,570    76,285     164,940   150,391
 originated
- -----------------------------------------------------------------------------------
Total loan production                      $863,911  $475,039  $1,877,176  $762,271
===================================================================================

DEPOSITS

At June 30, 1996, the Bank operated 86 branches, comprised of 85 branches in the greater New York metropolitan area and one branch in Florida. The Bank opened one new branch in Bronx, New York during the first quarter of 1996 and consolidated two of its branches located in Brooklyn, New York during the second quarter of 1996.

The following table sets forth a summary of deposits and the related weighted average interest rates at June 30, 1996 and December 31, 1995.

===============================================================
                            June 30, 1996     December 31, 1995
                        ---------------------------------------
(Dollars in thousands)      Amount     Rate     Amount     Rate
- ---------------------------------------------------------------
Deposits:
  Demand                  $ 1,078,818  0.72%  $ 1,084,966  0.74%
  Savings                   2,590,058  2.50     2,689,343  2.51
  Money market              2,109,822  3.97     2,160,161  3.83
  Time                      6,882,889  5.37     6,637,733  5.70
- ---------------------------------------------------------------
Total deposits            $12,661,587  4.15%  $12,572,203  4.27%
===============================================================

BORROWINGS

The Company's total borrowed funds amounted to $5.7 billion at June 30, 1996, down from $6.6 billion at December 31, 1995. The 13.4% decline was attributable principally to the Balance Sheet Restructuring Plan.

FHLBNY advances represented 40.2% of total borrowed funds at June 30, 1996, as compared with 69.6% of total borrowed funds at year-end 1995. The Company's outstanding FHLBNY advances are summarized, by contractual maturity, in the table below at June 30, 1996 and December 31, 1995.

 ==========================================================================================
                                          Stated Interest Rates    June 30,    December 31,
(In thousands)                                June 30, 1996          1996          1995
- -------------------------------------------------------------------------------------------
Maturing in:
  One month or less                               5.50% -- 5.57%  $1,138,000     $2,722,000
  Over one through three months                   5.48% -- 8.51%     579,700        474,700
  Over three through six months                   8.56% -- 8.80%      10,000      1,175,000
  Over six months through one year                5.20% -- 9.35%     265,000        215,000
  Over one through two years                           5.76%         215,000         15,000
  Over two through three years                         5.85%         100,000             --
  Over three years                                     5.76%              88             88
Net deferred rate adjustments                                         (3,408)         1,195
- -------------------------------------------------------------------------------------------
Total FHLBNY advances                                             $2,304,380     $4,602,983
- -------------------------------------------------------------------------------------------
Weighted average effective interest rate                                5.70%          6.07%
===========================================================================================

During 1996, the Company expanded its utilization of Reverse Repurchase Agreements as a funding source. Such borrowings increased to $3.1 billion at June 30, 1996 from $1.6 billion at December 31, 1995. The weighted average interest rate on the Company's Reverse Repurchase Agreements was 5.38% at June 30, 1996, as compared with 5.82% at December 31, 1995.

ACCRUED MERGER-RELATED RESTRUCTURING EXPENSE

At June 30, 1996, the Company's accrual for Merger-related restructuring expense amounted to $5.7 million, as compared with $16.7 million at December 31, 1995.

The portion of the accrual related to severance and personnel costs declined from $4.9 million at December 31, 1995 to $1.0 million at June 30, 1996, reflecting a provision of $0.8 million charged to operations during the 1996 first quarter and cash payments of $4.7 million. The Company currently anticipates that the payment of severance benefits will be largely completed by the end of 1996.

The portion of the Merger-related restructuring accrual associated with facilities, premises and equipment and lease obligations declined to $4.7 million at June 30, 1996 from $11.8 million at year-end 1995 as a result of write-offs and cash payments. The remaining accrual balance primarily represents the net present value of future lease obligations associated with facilities no longer being utilized in the Company's operations. Such lease obligations extend through the year 2008.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity increased to $992.4 million, or 5.1% of total assets, at June 30, 1996 from $976.5 million, or 4.8% of total assets, at December 31, 1995. While the Company recorded net income of $56.0 million for the first six months of 1996, the growth in stockholders' equity was limited primarily by the $25.5 million cost of repurchasing shares of Common Stock (see below) and an increase of $14.3 million in the net unrealized loss on securities available for sale, net of related income taxes. Due to the Company's significant balance of securities available for sale, its stockholders' equity remains subject to volatility.

The Holding Company repurchased 2,000,000 shares of Common Stock, at an average price of $12.73 per share, during the first six months of 1996, completing a repurchase program announced in January 1996. As of June 30, 1996, 40,266 of the repurchased shares had been issued in connection with the Company's stock-based employee benefit plans, and it is expected that the remaining repurchased shares will be also be utilized in connection with such plans.

In May 1996, the FDIC exercised the Warrant and sold the underlying 8,407,500 shares in a secondary public offering. The Holding Company incurred costs of $1.9 million in connection with the public offering, all of which were charged to additional paid-in-capital. The Warrant had been issued originally in July 1993 in accordance with the terms of an agreement between Anchor and the FDIC. Pursuant to this agreement, Anchor exchanged $157.0 million of its Class A cumulative preferred stock for $71.0 million of its newly issued 8.9375% senior notes and a warrant to acquire, at an exercise price of $0.01 per share, 4,750,000 shares of Anchor's common stock (which was converted to a warrant to acquire 8,407,500 shares of Common Stock at $0.01 per share upon consummation of the Merger). In this exchange, the FDIC also relinquished its claim to $47.2 million of accumulated but undeclared and unpaid dividends with respect to the Class A cumulative preferred stock. While the exercise of the Warrant by the FDIC resulted in an increase in the outstanding shares of Common Stock, it did not affect earnings per share calculations because the Warrant was considered a Common Stock equivalent and, as such, was included in earnings per share calculations during the period of time it was outstanding.

LIQUIDITY

The Company manages its liquidity position in conjunction with its overall asset and liability program in order to meet regulatory requirements and to ensure that funds are available to meet deposit withdrawals, loan and investment funding commitments, the repayment of borrowings and other obligations and expenditures.

The Company's primary sources of funds are principal payments on loans and MBS, deposits, Reverse Repurchase Agreements, short-term borrowings from the FHLBNY, sales of interest-earning assets, and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs, although it has not utilized this funding source in the past.

Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, is dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS, the Bank's primary regulator.

Pursuant to regulations promulgated by the OTS, the Bank is required to maintain
(i) a ratio of average eligible liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 5.0% and (ii) a ratio of average eligible short-term liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 1.0%. For the month of June 1996, the Bank's average liquidity ratio was 5.2% and its average short-term liquidity ratio was 3.0%.

The following discussion pertains to the Company's Consolidated Statements of Cash Flows.

The Company's cash and cash equivalents amounted to $189.3 million at June 30, 1996, down $46.0 million from December 31, 1995. For the first six months of 1996, net cash provided by operating activities and investing activities amounted to $136.2 million and $638.8 million, respectively, while net cash used by financing activities amounted to $821.0 million.

During the six months ended June 30, 1996, the Company's aggregate cash inflows from loan and MBS principal repayments amounted to $1.9 billion, as compared with $1.1 billion during the corresponding period in 1995. While principal amortization on these assets is a relatively predictable source of liquidity, principal prepayments on the Company's loan and MBS portfolios have been, and will continue to be, significantly affected by the interest rate environment.

Principal uses of funds by the Company for the first six months of 1996 were the origination or purchase of loans and the purchase of MBS (see "Financial Condition -- Loans" and "Financial Condition -- Securities," respectively).

REGULATORY CAPITAL

The following table illustrates the regulatory capital position of the Bank at June 30, 1996 pursuant to OTS requirements promulgated under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

==================================================================================================================================
                                                                                                                     Capital in
                                       Capital Requirement                          Bank Capital                     Excess of
                           ----------------------------------------------------------------------------------
(Dollars in thousands)             Amount          Percentage (1)           Amount           Percentage (1)         Requirement
- ----------------------------------------------------------------------------------------------------------------------------------

Tangible                               $292,030                1.50%           $1,111,474                5.71%            $819,444

Leverage                                584,061                3.00             1,111,474                5.71              527,413

Risk-based                              757,022                8.00             1,229,840               13.00              472,818

==================================================================================================================================

(1)  For tangible and leverage capital, the percentage is to adjusted total assets of $19.5 billion. For risk-based capital, the percentage is to total risk-weighted assets of $9.5 billion.

Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.0%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.0%, and a total risk-based capital ratio of at least 10.0%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At June 30, 1996, the Bank met the published standards for a well capitalized designation under these regulations with a leverage capital ratio of 5.71%, a tier 1 risk-based capital ratio of 11.75% and a total risk-based capital ratio of 13.00%.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

For a discussion of a press release issued by the Holding Company announcing that the Bank is no longer a target of an investigation by the United States Attorney's Office for the District of New Hampshire and the New England Bank Fraud Task Force of the United States Department of Justice, see "Part II. Other Information -- Item 1. Legal Proceedings" in the Holding Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

For a discussion of the dismissal, with prejudice, pursuant to a settlement of the action entitled Robert and Jennifer Grunbeck v. The Dime Savings Bank of
                    --------------------------------------------------------
N.Y., FSB, see "Part II. Other Information -- Item 1. Legal Proceedings" in the
- ---------
Holding Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

     On January 13, 1995, Anchor Savings filed suit in the United States Court of Federal Claims against the United States for breach of contract and taking of property without compensation in contravention of the Fifth Amendment to the United States Constitution. The action arose because the passage of FIRREA and the regulations adopted by the OTS pursuant to FIRREA deprived Anchor Savings of the ability to include supervisory goodwill and certain other assets for purposes of computing its regulatory capital as the Federal Savings and Loan Insurance Corporation ("FSLIC") had agreed it could. The direct effect was to cause Anchor Savings to go from an institution that substantially exceeded its regulatory capital requirements to one that was critically undercapitalized upon the effectiveness of the FIRREA-mandated requirements.

     From 1982 to 1985, Anchor Savings had acquired eight FSLIC-insured institutions that were in danger of failing and causing a loss to the FSLIC. Four institutions were acquired with some financial assistance from the FSLIC and four were unassisted "supervisory" cases. In acquiring the institutions, Anchor Savings assumed liabilities determined to exceed the assets it acquired by over $600 million at the dates of the respective acquisitions. The difference between the fair values of the assets acquired and the liabilities assumed in the transactions was recorded on Anchor Savings' books as goodwill. At the time of these acquisitions, the FSLIC had agreed that this supervisory goodwill was to be amortized over periods of up to 40 years. Without that agreement, Anchor Savings would not have made the acquisitions. When the capital regulations imposed under FIRREA became effective, Anchor Savings still had over $470 million of supervisory goodwill on its books and approximately 20 years remaining to amortize it under the agreements with the FSLIC. The FIRREA capital requirements excluded all but approximately $124 million of Anchor Savings' supervisory goodwill and also, until the formation of Anchor in 1991, excluded $157 million associated with preferred stock issued to the FSLIC as a result of one of the acquisitions. FIRREA also required the remaining supervisory goodwill to be eliminated by December 31, 1994. The elimination of the supervisory goodwill resulted in severe limitations on Anchor Savings' activities and required the disposition of valuable assets under liquidation-like circumstances, as a result of which Anchor Savings was damaged. The complaint asks that the government make Anchor Savings whole for the effects of the loss, which are estimated to exceed substantially the goodwill remaining at the time FIRREA was enacted.

     There are approximately 120 cases involving similar issues pending in the United States Court of Federal Claims, which has entered summary judgment for the plaintiffs as to liability, but not damages, in three of the cases. Those cases, referred to as the Winstar cases, were appealed to the United States Supreme Court, which, on July 1, 1996, affirmed the decision that the government was liable for breach of contract.

     The Anchor Savings claim had been stayed, pending the decision of the United States Supreme Court in the three Winstar cases. Currently, all of the Winstar-related cases are stayed while the Court of Federal Claims establishes procedures to allow them to proceed. Although a hearing has been scheduled for August 19, 1996 before the Chief Judge on the procedural matters, no assurance can be given as to the schedule that will be followed in the action.

     There have been no decisions determining damages in any of the supervisory goodwill cases, and it is impossible to predict the measure of damages that will be applied by the Court in cases in which liability is found.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Holding Company's Annual Meeting of Stockholders was held on May 7, 1996 (the "Annual Meeting"). The following matters received the number of affirmative votes, negative votes, withheld votes, abstentions, and broker non-votes set forth below.

(a)    Election of five directors:

The following individuals were duly elected as directors of the Holding Company for three year terms:

                                                          Affirmative                               Withheld
                                                             Votes                                    Votes
                                                    ---------------------                     -------------------
Derrick D. Cephas                                              83,968,140                               1,502,041
Richard W. Dalrymple                                           83,996,775                               1,473,406
Margaret G. Osmer-McQuade                                      83,956,605                               1,513,576
Howard Smith                                                   83,972,866                               1,497,315
Ira T. Wender                                                  83,954,377                               1,515,804

(b) A proposal regarding certain amendments to the Holding Company's 1991 Stock Incentive Plan was approved after receiving 70,058,027 affirmative votes, which was more than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 14,124,118 negative votes and 0 withheld votes, with 1,288,035 abstentions and 0 broker non-votes.

(c) The appointment of KPMG Peat Marwick LLP as independent public accountants was ratified after receiving 84,549,514 affirmative votes, which was more than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 575,100 negative votes and 0 withheld votes, with 345,566 abstentions and 0 broker non-votes.

(d) A stockholder proposal regarding declassification of the Holding Company's Board of Directors received 26,201,305 affirmative votes, which was less than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting, and thus was not adopted. This proposal also received 34,386,148 negative votes and 0 withheld votes, with 4,476,417 abstentions and 20,406,310 broker non-votes.

(e) A stockholder proposal regarding non-employee director retirement benefits received 26,643,200 affirmative votes, which was less than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting, and thus was not adopted. This proposal also received 34,485,558 negative votes and 0 withheld votes, with 3,935,112 abstentions and 20,406,310 broker non-votes.

ITEM 5. OTHER INFORMATION
        -----------------

In June 1996, the Company announced the retirement, effective at the end of 1996, of James M. Large, Jr. as Chief Executive Officer of the Holding Company and Chief Executive Officer and Chairman of the Board of the Bank. Mr. Large will remain as Chairman of the Board of the Holding Company. Upon the retirement of Mr. Large, the positions of Chief Executive Officer of each of the Holding Company and the Bank and Chairman of the Board of the Bank will be assumed by Lawrence J. Toal, who will retain his current positions of President and Chief Operating Officer of each of the Holding Company and the Bank.

During the second quarter of 1996, the Company announced that, effective August 1, 1996, David E. Sparks was appointed Chief Financial Officer of the Holding Company and the Bank.

During the second quarter of 1996, John V. Brull retired as the Principal Financial Executive of the Company and Jenne K. Britell announced her resignation, effective July 12, 1996, as the Company's General Manager of Mortgage Banking. A successor to Ms. Britell has not yet been named.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)    Exhibits

       Exhibit 27 --  Financial Data Schedule

(b)    Reports on Form 8-K

       On April 26, 1996, the Holding Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, which reported that, on April 25, 1996, it issued a press release announcing its preliminary financial results for the first quarter of 1996.

       On May 21, 1996, the Holding Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, which reported that, on May 16, 1996, the Holding Company entered into a purchase agreement with the FDIC and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated in connection with the exercise of the Warrant and sale of the underlying shares of Common Stock by the FDIC in a secondary public offering.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIME BANCORP, INC.
                              (Registrant)



Dated:  August 13, 1996  By:  /s/ James M. Large, Jr.
        ---------------       -----------------------
                              James M. Large, Jr.
                              Chairman of the Board
                              and Chief Executive Officer




Dated:  August 13, 1996   By:  /s/ Harold E. Reynolds
        ---------------        ----------------------
                               Harold E. Reynolds
                               Senior Vice President
                               and Controller
                               (Chief Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER  IDENTIFICATION OF EXHIBIT
- ------  -------------------------

27     Financial Data Schedule (filed electronically only)