Form 10-Q
period 1996-09-30
DIME BANCORP INC
filed 1996-11-14
CIK 919568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Yes    x                                        No
                   --------                                       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares, $0.01 par value                       106,707,271
------------------------------    -----------------------------------------
          Class                   Outstanding shares as of October 31, 1996

                               DIME BANCORP, INC.

                               SEPTEMBER 30, 1996
                                   FORM 10-Q

                                     INDEX

                                                                 PAGE NO.
                                                                 --------

Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of
            September 30, 1996 and December 31, 1995                   3

          Consolidated Statements of Income for the three months
            and nine months ended September 30, 1996 and 1995          4

          Consolidated Statement of Changes in Stockholder's Equity
            for the nine months ended September 30, 1996               5

          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1996 and 1995                          6

          Notes to Consolidated Financial Statements                   7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       10

Part II.  Other Information

  Item 1. Legal Proceedings                                           34

  Item 6. Exhibits and Reports on Form 8-K                            34

Signatures                                                            35

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      DIME BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)
                                  (Unaudited)

                                          September 30,   December 31,
                                                   1996           1995
----------------------------------------------------------------------
ASSETS
Cash and due from banks                     $   147,811    $   216,532
Money market investments                        208,920         18,824
Loans held for sale                              98,249        139,370
Securities available for sale                 3,303,341      4,070,865
Securities held to maturity (estimated
 fair value of $4,414,313 and $4,990,564
 at September 30, 1996 and December           4,524,258      5,085,736
 31, 1995, respectively)
Federal Home Loan Bank of New York stock        240,547        318,690
Loans receivable, net:
  First mortgage loans                        8,548,274      7,820,680
  Cooperative apartment loans                 1,244,967      1,217,030
  Consumer and business loans                   749,166        792,603
  Allowance for loan losses                    (116,219)      (128,295)
----------------------------------------------------------------------
Total loans receivable, net                  10,426,188      9,702,018
----------------------------------------------------------------------
Other real estate owned, net                     52,483         60,681
Accrued interest receivable                     113,322        118,811
Premises and equipment, net                     106,130        112,757
Capitalized excess servicing                     26,924         32,604
Mortgage servicing rights                        72,798         65,583
Deferred tax asset, net                         206,684        223,463
Other assets                                    155,810        160,686
----------------------------------------------------------------------
Total assets                                $19,683,465    $20,326,620
----------------------------------------------------------------------

LIABILITIES
Deposits                                    $12,734,288    $12,572,203
Federal Home Loan Bank of New York            2,179,061      4,602,983
 advances
Securities sold under agreements to           3,213,123      1,632,453
 repurchase
Senior notes                                    197,532        197,384
Other borrowed funds                            165,210        181,732
Other liabilities                               172,605        163,335
----------------------------------------------------------------------
Total liabilities                            18,661,819     19,350,090
----------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share
 (200,000,000 shares authorized;
 108,262,216 and 99,705,731 shares
 issued at September 30, 1996 and
 December 31, 1995, respectively)                 1,083            997
Additional paid-in capital                      914,386        915,210
Retained earnings                               137,728         65,981
Treasury stock, at cost (1,815,351              (23,209)            --
 shares at September 30, 1996)
Net unrealized loss on securities                (8,089)        (5,468)
 available for sale, net of related
 income taxes
Unearned compensation                              (253)          (190)
----------------------------------------------------------------------
Total stockholders' equity                    1,021,646        976,530
----------------------------------------------------------------------
Total liabilities and stockholders' equity  $19,683,465    $20,326,620
----------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                               DIME BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands, except per share data)
                                           (Unaudited)

                                           For the Three Months Ended   For the Nine Months Ended
                                                 September 30,                September 30,
                                        ----------------------------------------------------------
                                              1996           1995           1996          1995
--------------------------------------------------------------------------------------------------
INTEREST INCOME
First mortgage loans                          $156,341       $141,254     $  457,955    $  413,408
Cooperative apartment loans                     24,591         23,440         72,908        67,771
Consumer and business loans                     16,167         19,417         50,280        56,115
Mortgage-backed securities                     125,220        137,571        386,974       425,397
Investment securities                            8,223          8,139         25,310        24,837
Money market investments                         5,009          8,601         18,467        25,476
--------------------------------------------------------------------------------------------------
Total interest income                          335,551        338,422      1,011,894     1,013,004
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                       132,943        135,129        396,454       390,042
Borrowed funds                                  87,889        104,908        272,308       313,449
--------------------------------------------------------------------------------------------------
Total interest expense                         220,832        240,037        668,762       703,491
--------------------------------------------------------------------------------------------------
Net interest income                            114,719         98,385        343,132       309,513
Provision for loan losses                       10,250          9,900         31,000        29,750
--------------------------------------------------------------------------------------------------
Net interest income after provision for        104,469         88,485        312,132       279,763
 loan losses
--------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Banking servicing fees                           7,161          5,651         20,347        15,972
Loan servicing fees, net                         7,747          7,386         22,336        23,195
Securities and insurance brokerage fees          6,045          3,887         16,352        11,602
Net (losses) gains on sales activities         (10,548)          (384)       (11,993)       10,506
Other                                            2,542          2,120          8,813         7,938
--------------------------------------------------------------------------------------------------
Total non-interest income                       12,947         18,660         55,855        69,213
--------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits            38,104         29,057        103,895       100,022
  Occupancy and equipment, net                  12,844         13,396         39,053        43,849
  Federal deposit insurance premiums             2,875          3,268          8,625        18,673
  Other                                         22,342         18,317         65,619        55,451
 --------------------------------------------------------------------------------------------------
Total general and administrative expense        76,165         64,038        217,192       217,995
Savings Association Insurance Fund
  recapitalization assessment                   26,280             --         26,280            --
Other real estate owned expense, net             2,404          3,401          7,056        10,417
Amortization of mortgage servicing               2,684          3,440          8,757         9,125
 rights
Restructuring and merger-related expense            --          2,393          3,504         5,556
--------------------------------------------------------------------------------------------------
Total non-interest expense                     107,533         73,272        262,789       243,093
--------------------------------------------------------------------------------------------------
Income before income tax (benefit)               9,883         33,873        105,198       105,883
 expense
Income tax (benefit) expense                    (7,011)        14,865         32,260        46,031
--------------------------------------------------------------------------------------------------
Net income                                    $ 16,894       $ 19,008     $   72,938    $   59,852
--------------------------------------------------------------------------------------------------
Primary and fully diluted earnings per        $   0.16       $   0.17     $     0.67    $     0.55
 common share
--------------------------------------------------------------------------------------------------
Primary average common shares                  108,459        109,943        109,193       109,660
 outstanding
Fully diluted average common shares            108,561        110,064        109,327       109,810
 outstanding
--------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                (In thousands)
                                  (Unaudited)

                                                       For the Nine
                                                       Months Ended
                                                      September 30,
                                                               1996
-------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period                          $      997
Stock issued upon exercise of stock warrant                     84
Stock issued under employee benefit plans                        2
-------------------------------------------------------------------
Balance at end of period                                     1,083
-------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                             915,210
Costs of secondary public offering                          (1,913)
Stock issued under employee benefit plans                    1,023
Restricted stock activity                                       66
-------------------------------------------------------------------
Balance at end of period                                   914,386
-------------------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                              65,981
Net income                                                  72,938
Treasury stock issued under employee benefit plans          (1,191)
-------------------------------------------------------------------
Balance at end of period                                   137,728
-------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance at beginning of period                                  --
Treasury stock purchased                                   (25,466)
Treasury stock issued under employee benefit plans           2,196
Restricted stock activity                                       61
-------------------------------------------------------------------
Balance at end of period                                   (23,209)
-------------------------------------------------------------------
NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE,
  NET OF RELATED INCOME TAXES
Balance at beginning of period                              (5,468)
Change in net unrealized loss on securities available       (2,621)
  for sale, net of related income taxes
-------------------------------------------------------------------
Balance at end of period                                    (8,089)
-------------------------------------------------------------------
UNEARNED COMPENSATION
Balance at beginning of period                                (190)
Restricted stock activity                                     (119)
Unearned compensation amortized to expense                      56
-------------------------------------------------------------------
Balance at end of period                                      (253)
-------------------------------------------------------------------
Total stockholders' equity                              $1,021,646
-------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                    For the Nine Months Ended
                                                          September 30,
                                                 ----------------------------
                                                       1996           1995
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $    72,938   $    59,852
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan and real estate losses            34,036        34,684
    Depreciation and amortization of                     12,136        13,730
     premises and equipment
    Other amortization and accretion, net                45,577        45,229
    Provision for deferred income tax expense            18,724        41,250
    Net decrease (increase) in loans held for sale       41,121       (73,475)
    Other, net                                           33,572       (30,457)
-----------------------------------------------------------------------------
Net cash provided by operating activities               258,104        90,813
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased            (2,017,679)   (1,200,026)
Principal payments received on loans receivable       1,258,637       885,559
Purchases of securities available for sale           (1,568,740)      (55,391)
Purchases of securities held to maturity               (192,913)   (1,569,006)
Proceeds from sales of securities                     1,553,042        25,006
 available for sale
Proceeds from sales of securities held to maturity           --       187,342
Principal payments received on                        1,456,589     1,220,507
 mortgage-backed securities
Proceeds from maturities and calls of                    38,323        28,284
 investment securities
Net redemptions (purchases) of Federal                   78,143       (21,286)
 Home Loan Bank of New York stock
Repurchases of assets sold with recourse                (20,735)      (28,414)
Proceeds from sales of other real estate owned           38,658        47,209
Purchases and originations of mortgage                  (15,761)      (14,552)
 servicing rights
Proceeds from sales of mortgage servicing rights             --         1,643
Other, net                                              (21,722)        9,158
-----------------------------------------------------------------------------
Net cash provided (used) by investing                   585,842      (483,967)
 activities
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits, exclusive of sales            162,085       120,190
Net cash paid upon sales of deposits                         --      (262,512)
Net decrease in borrowings with                        (168,615)     (588,444)
 original maturities of three months or less
Proceeds from other borrowings                          805,000     1,365,000
Repayments of other borrowings                       (1,495,786)     (291,932)
Proceeds from issuance of common and                      2,124         1,730
 treasury stock
Purchases of treasury stock                             (25,466)           --
Other, net                                               (1,913)           --
-----------------------------------------------------------------------------
Net cash (used) provided by financing activities       (722,571)      344,032
-----------------------------------------------------------------------------
Net increase (decrease) in cash and                     121,375       (49,122)
 cash equivalents
Cash and cash equivalents at beginning of period        235,356       207,157
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period          $   356,731   $   158,035
-----------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings            $   672,182   $   666,215
Income tax refunds, net                                     696         7,529
SUPPLEMENTAL NON-CASH FLOW INFORMATION
Net transfers of loans receivable to                $    48,127   $    69,801
 other real estate owned
Transfers of securities from held to                         --        12,942
 maturity to available for sale
-----------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Dime Bancorp, Inc. (the "Holding Company") and The Dime Savings Bank of New York, FSB (the "Bank") and its subsidiaries (together with the Holding Company, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K/A for the year ended December 31, 1995. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - EXERCISE OF COMMON STOCK WARRANT
-----------------------------------------

In May 1996, the Federal Deposit Insurance Corporation (the "FDIC") exercised its warrant to acquire 8,407,500 shares of common stock of the Holding Company ("Common Stock") at $0.01 per share. Upon exercise, the acquired shares were sold by the FDIC in a secondary public offering. The Holding Company incurred costs of $1.9 million in connection with the secondary public offering.

NOTE 3 - COMMON STOCK REPURCHASE PROGRAM
----------------------------------------

During the first six months of 1996, the Holding Company repurchased 2,000,000 shares of Common Stock at an average cost of $12.73 per share, completing a repurchase program announced in January 1996. Repurchased shares have been, and are expected to continue to be, utilized in connection with the Company's stock-based employee benefit plans.

NOTE 4 - RECENT ACCOUNTING DEVELOPMENTS
---------------------------------------

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

                               DIME BANCORP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dime Bancorp, Inc. (the "Holding Company") is the holding company for The Dime Savings Bank of New York, FSB (the "Bank," and, together with the Holding Company, the "Company"), a federally-chartered savings association. The Bank is a member of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with approximately 60% of its deposits insured by the BIF and approximately 40% of its deposits insured by the Savings Association Insurance Fund ("SAIF") of the FDIC, in each case up to applicable limits.

The Company reported net income of $16.9 million, or $0.16 per fully diluted common share, for the third quarter of 1996, as compared with net income of $19.0 million, or $0.17 per fully diluted common share, for the third quarter of 1995. The results for the third quarter of 1996 included (i) a SAIF recapitalization assessment in the amount of $26.3 million (see "Recent Legislation" below), (ii) losses of $11.4 million on sales of certain relatively low-yielding mortgage-backed securities ("MBS"), and (iii) a $5.4 million charge for certain non-recurring executive personnel expenses. The $24.8 million after-tax effect of these items was partially offset by an $11.0 million tax benefit recognized during the 1996 third quarter in connection with the final resolution of a prior year's tax position. The Company's net income for the third quarter of 1995 included merger-related expense of $2.4 million ($1.4 million after tax). Excluding the aforementioned items in the third quarter of 1996 and the merger-related expense in the 1995 third quarter, the Company's net income amounted to $30.7 million, or $0.28 per fully diluted common share, for the 1996 third quarter, up 51.0% from $20.4 million, or $0.18 per fully diluted common share, for the comparable 1995 quarter.

For the nine months ended September 30, 1996, the Company reported net income of $72.9 million, or $0.67 per fully diluted common share, up from $59.9 million, or $0.55 per fully diluted common share, for the corresponding 1995 period. Net income for the first nine months of 1996 included (i) the $26.3 million SAIF recapitalization assessment, (ii) losses of $12.0 million on sales of certain relatively low-yielding MBS, (iii) the $5.4 million charge for certain non-recurring executive personnel expenses, and (iv) restructuring and merger-related expense of $3.5 million. Partially offsetting the $27.3 million after-tax effect of these items was the $11.0 million tax benefit during the 1996 third quarter derived from the final resolution of a prior year's tax position. The results for the nine months ended September 30, 1995 included restructuring and merger-related expense of $5.6 million ($3.1 million after tax) and gains from branch sales of $18.7 million ($10.5 million after tax). Excluding the above items, the Company's net income for the first nine months of 1996 was $89.2 million, or $0.82 per fully diluted common share, an increase of 70.0% from $52.4 million, or $0.48 per fully diluted common share, for the first nine months of 1995.

The number of outstanding shares of the Holding Company's common stock ("Common Stock") increased to 106.4 million at September 30, 1996 from 99.7 million at December 31, 1995. This increase was primarily attributable to the exercise by the FDIC of a warrant to acquire approximately 8.4 million shares of Common Stock at $0.01 per share (the "Warrant"), the effect of which was partially offset by the repurchase by the Holding Company of 2.0 million shares of Common Stock during the first six months of 1996 (see "Financial Condition -- Stockholders' Equity"). The issuance of Common Stock in connection with the exercise of the Warrant has not impacted the Company's earnings per share computations because the Warrant was considered a Common Stock equivalent during the period of time it was outstanding.

The Company's total assets declined to $19.7 billion at September 30, 1996 from $20.3 billion at year-end 1995, primarily due to sales of MBS in connection with a balance sheet restructuring plan (the "Balance Sheet Restructuring Plan") initiated during the fourth quarter of 1995. The proceeds from such sales were principally used to reduce the Company's outstanding borrowed funds. The Balance Sheet Restructuring Plan is intended to enable the Company to improve its net interest margin, provide greater flexibility in adjusting to varying interest rate environments and enable the Company to reduce its asset size, as deemed necessary. The Balance Sheet Restructuring Plan emphasizes growth in the Company's loans receivable and deposits, while reducing its reliance on MBS and borrowed funds.

The Company's total loan production, consisting of both originations and purchases, amounted to $2.9 billion for the first nine months of 1996, up from $1.4 billion for the corresponding 1995 period. Production of one-to-four family first mortgage and individual cooperative apartment loans ("residential property loans") amounted to $2.4 billion for the first nine months of 1996, an increase of 124% as compared with the same period one year ago.

The Company's asset quality improved, as total non-performing assets declined to $279.7 million, or 1.42% of total assets, at September 30, 1996 from $315.8 million, or 1.55% of total assets, at December 31, 1995.

The Bank's leverage, tier 1 risk-based and total risk-based capital ratios increased to 5.72%, 11.69% and 12.91%, respectively, at September 30, 1996 from 5.16%, 10.76% and 12.01%, respectively, at the end of 1995. These ratios satisfied the published regulatory standards for a well capitalized institution.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and markets, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, and general economic conditions.

RECENT LEGISLATION

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted to address the imbalance with respect to insurance premiums on deposits insured by the SAIF as compared with insurance premiums on deposits insured by the BIF (see "G&A Expense" below). The FDIC implemented portions of the Funds Act in a final regulation that became effective on October 8, 1996.

The FDIC regulation mandated a special assessment of $0.657 per $100 of SAIF-insured deposits as of March 31, 1995 to recapitalize the SAIF and bring it to its statutorily-required level of $1.25 of reserves for each $100 of insured deposits (the "SAIF Special Assessment"). However, the Funds Act provided for certain adjustments for purposes of computing the SAIF Special Assessment, including a 20% reduction for certain BIF-member institutions having SAIF-insured deposits, including the Bank. The Company accrued a pre-tax expense of $26.3 million in the third quarter of 1996 in connection with the SAIF Special Assessment. The Funds Act further provides for the merger of the SAIF and the BIF on January 1, 1999 if no insured depository institution is a savings association on that date.

On October 8, 1996, pursuant to the Funds Act, the FDIC proposed a rule that would, among other things, establish a new assessment rate schedule for SAIF-insured deposits. Under the proposal, SAIF assessment rates would range from $0.00 to $0.27 for each $100 of SAIF-insured deposits. As a BIF-member institution with SAIF-insured deposits, these rates would apply to the Bank retroactive to October 1, 1996.

The Funds Act also provides that, beginning January 1, 1997, assessments will be imposed on insured depository institutions with respect to BIF-assessable deposits in order to pay for a portion of the debt service of certain bonds issued by the Federal Financing Corporation ("FICO Bonds"). Prior to January 1, 1997, assessments to pay the debt service on FICO Bonds are applicable only to SAIF-member institutions. In addition, the Funds Act provides that, between January 1, 1997 and the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist, BIF-assessable deposits, for purposes of the FICO Bonds debt service assessment, will be assessed at a rate equal to 20% of the rate applied to SAIF-assessable deposits. Thereafter, all insured deposits will be assessed on a pro rata basis. The FDIC has estimated that the initial assessment rates will be $0.0644 for each $100 of SAIF-assessable deposits and $0.0129 for each $100 of BIF-assessable deposits, changing to $0.0243 for each $100 of all deposits for the period January 1, 2000 through the year 2017 (the maturity date of the FICO Bonds). The federal agencies charged with implementing the assessment for the FICO Bonds have not yet indicated the method of implementation; however, the Bank would benefit from a 20% reduction in its FICO Bonds assessment if it is applied in a manner consistent with the FDIC rules regarding the SAIF Special Assessment. Based on the estimated assessment rates and the Bank's current deposit levels, and assuming that a 20% reduction will apply, the Bank anticipates that it would incur pre-tax expense related to its FICO Bonds assessment of approximately $3.7 million for 1997. The Company, however, cannot predict the assessment rates related to the FICO Bonds or whether the Bank will benefit from the 20% reduction in connection with such assessment.

During the 1996 third quarter, federal legislation was also enacted that generally eliminates the potential recapture of federal income tax deductions arising from commonly utilized methods of calculating bad debt reserves for periods prior to 1988 if an institution with a thrift charter (such as the Bank) were to change to a commercial bank charter. In addition, this legislation repeals the reserve method of tax accounting for bad debts used by the Bank and other "large" thrift institutions, effective for taxable years beginning after 1995. The legislation also contains provisions that would require the recapture in future periods of tax reserves for periods after 1987, but such provisions are not expected to have a material impact on the Company's consolidated financial statements. Further, New York State legislation was enacted during the 1996 third quarter allowing thrift institutions to continue to use the reserve method of tax accounting for bad debts and to determine a deduction for bad debts in a manner similar to prior state law.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's net interest income amounted to $114.7 million for the third quarter of 1996, an increase of $16.3 million, or 16.6%, as compared with the corresponding quarter in 1995. For the nine months ended September 30, 1996, net interest income amounted to $343.1 million, up $33.6 million, or 10.9%, relative to the same period in 1995. The Company's net interest margin rose to 2.44% and 2.40% for the three and nine month periods ended September 30, 1996, respectively, from 2.05% and 2.11% for the comparable 1995 periods. The growth in the net interest margin reflects, in large part, sales of certain relatively low-yielding MBS during 1996, loan portfolio growth, lower overall funding costs, and favorable changes in the interest rate yield curve.

The average balance of total interest-earning assets, which amounted to $19.2 billion for both the three and nine month periods ended September 30, 1996, declined $542.8 million and $435.6 million as compared with the respective periods in 1995. These declines principally reflect reductions in the average balance of MBS of $1.3 billion and $1.2 billion for the three and nine month periods ended September 30, 1996, respectively, as compared with the same periods one year ago, and include the effect of sales consummated in connection with the Balance Sheet Restructuring Plan. The reductions in average MBS have been partially offset by growth in the total average balance of loans of $0.9 billion and $0.8 billion during the three and nine month periods ending September 30, 1996, respectively, as compared with the corresponding periods in 1995.

The gross yield on total average interest-earning assets was 7.00% for the third quarter of 1996, up 14 basis points from the corresponding 1995 quarter, and 7.01% for the nine months ended September 30, 1996, up 15 basis points from the comparable 1995 period. These improvements were largely attributable to increases in the yield on MBS of 35 basis points and 29 basis points for the three months and nine months ended September 30, 1996, respectively, as compared with the same periods one year ago, due principally to the sales of certain relatively low-yielding MBS in connection with the Balance Sheet Restructuring Plan. The gross yields on average interest-earning assets also reflect the repricing characteristics of the adjustable-rate assets underlying a significant portion of the Company's interest-earning asset portfolio (see "Management of Interest Rate Risk -- General" below).

Average interest-bearing liabilities amounted to $18.7 billion for the third quarter of 1996 and $18.8 billion for the first nine months of 1996, representing decreases of $614.1 million and $489.1 million as compared with the respective 1995 periods. Total average borrowed funds declined $665.2 million for the 1996 third quarter and $488.0 million for the nine months ended September 30, 1996, as compared with the related periods in 1995. These declines were substantially attributable to the effect of the

Balance Sheet Restructuring Plan. Total average deposits rose $51.0 million for the third quarter of 1996 as compared with the third quarter of 1995 but, despite deposit sales of $283 million during the first six months of 1995, were virtually unchanged for the nine months ended September 30, 1996 as compared with the corresponding period in 1995.

The average cost of the Company's interest-bearing liabilities was 4.67% for the third quarter of 1996, down 23 basis points from the third quarter of 1995, and 4.72% for the nine months ended September 30, 1996, down 12 basis points from the comparable 1995 period. The cost of deposits declined 7 basis points for the quarter ended September 30, 1996, but rose 6 basis points for the first nine months of 1996, as compared with the corresponding prior year periods, reflecting primarily the net effect of competitive influences, market rate changes and a migration of deposits from lower-costing savings accounts to time deposits. For the three and nine month periods ended September 30, 1996, as compared with the corresponding periods in 1995, the cost of borrowed funds declined 43 basis points and 41 basis points, respectively. These declines were attributable to the lower short-term interest rate environment during the 1996 periods as compared with the corresponding 1995 periods, together with the effect of repayments of Federal Home Loan Bank of New York ("FHLBNY") advances in connection with the Balance Sheet Restructuring Plan and the continued shifting by the Company from such advances to generally lower-costing securities sold under agreements to repurchase.

The Company's net interest income also reflects its use of certain derivative financial instruments in managing its interest rate risk exposure. These derivative financial instruments resulted in reductions of net interest income of $4.9 million and $12.3 million during the three and nine month periods ended September 30, 1996, respectively, as compared with increases in net interest income during the comparable periods in 1995 of $0.1 million and $11.1 million, respectively. For a further discussion of the Company's hedging activities, see "Management of Interest Rate Risk -- Hedging Activities" below.

The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the tables below.

---------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended September 30,
                                                        -------------------------------------------------------------------
                                                                           1996                             1995
                                                        -----------------------------------   -----------------------------
                                                                                   Average                          Average
                                                             Average                Yield/     Average               Yield/
(Dollars in thousands)                                       Balance     Interest    Cost      Balance    Interest    Cost
---------------------------------------------------------------------------------------------------------------------------
Assets
------
Interest-earning assets:
  Loans:
    First mortgage loans                                    $ 8,439,295  $156,341     7.41%  $ 7,568,141  $141,254     7.47%
    Cooperative apartment loans                               1,246,944    24,591     7.89     1,204,704    23,440     7.78
    Consumer and business loans                                 741,516    16,167     8.68       795,240    19,417     9.70
 ---------------------------------------------------------------------------------------------------------------------------
  Total loans                                                10,427,755   197,099     7.56     9,568,085   184,111     7.69
  MBS                                                         7,836,345   125,220     6.39     9,108,410   137,571     6.04
  Investment securities                                         531,031     8,223     6.17       448,137     8,139     7.23
  Money market investments                                      377,709     5,009     5.19       591,040     8,601     5.70
---------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                19,172,840  $335,551     7.00%   19,715,672  $338,422     6.86%
Other assets                                                    670,946                          724,591
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                $19,843,786                      $20,440,263
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
  Deposits:
    Demand                                                  $ 1,077,280  $  2,018     0.75%  $ 1,053,151  $  2,659     1.00%
    Savings                                                   2,552,709    16,222     2.53     2,849,854    17,943     2.50
    Money market                                              2,113,742    20,603     3.88     2,220,383    20,228     3.61
    Time                                                      6,948,862    94,100     5.39     6,518,125    94,299     5.74
---------------------------------------------------------------------------------------------------------------------------
  Total deposits                                             12,692,593   132,943     4.17    12,641,513   135,129     4.24
  Borrowed funds                                              6,021,642    87,889     5.72     6,686,826   104,908     6.15
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                           18,714,235  $220,832     4.67%   19,328,339  $240,037     4.90%
Other liabilities                                               124,654                          153,259
Stockholders' equity                                          1,004,897                          958,665
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                                      $19,843,786                      $20,440,263
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      $114,719                         $ 98,385
---------------------------------------------------------------------------------------------------------------------------
Excess of interest-earning assets
  over interest-bearing liabilities                         $   458,605                      $   387,333
---------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                  2.33%                            1.96%
---------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                   2.44%                            2.05%
---------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended September 30,
                                                   ---------------------------------------------------------------------------
                                                                           1996                               1995
                                                   ----------------------------------------     ------------------------------
                                                                                    Average                            Average
                                                           Average                   Yield/     Average                 Yield/
(Dollars in thousands)                                     Balance       Interest     Cost      Balance     Interest     Cost
------------------------------------------------------------------------------------------------------------------------------
Assets
------
Interest-earning assets:
  Loans:
    First mortgage loans                                   $ 8,250,549  $  457,955     7.40%  $ 7,470,826  $  413,408     7.38%
    Cooperative apartment loans                              1,237,547      72,908     7.86     1,184,230      67,771     7.63
    Consumer and business loans                                758,142      50,280     8.85       803,174      56,115     9.34
------------------------------------------------------------------------------------------------------------------------------
  Total loans                                               10,246,238     581,143     7.57     9,458,230     537,294     7.58
  MBS                                                        7,985,997     386,974     6.46     9,187,849     425,397     6.17
  Investment securities                                        549,370      25,310     6.15       457,289      24,837     7.25
  Money market investments                                     463,591      18,467     5.24       577,448      25,476     5.82
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                               19,245,196  $1,011,894     7.01%   19,680,816  $1,013,004     6.86%
Other assets                                                   701,988                            723,505
------------------------------------------------------------------------------------------------------------------------------
Total assets                                               $19,947,184                        $20,404,321
------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
  Deposits:
    Demand                                                 $ 1,080,502  $    6,189     0.77%  $ 1,052,099  $    8,375     1.06%
    Savings                                                  2,605,744      49,133     2.52     3,067,682      55,509     2.42
    Money market                                             2,120,717      61,597     3.88     2,169,252      66,211     4.08
    Time                                                     6,829,849     279,535     5.47     6,348,874     259,947     5.47
------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                            12,636,812     396,454     4.19    12,637,907     390,042     4.13
  Borrowed funds                                             6,188,343     272,308     5.79     6,676,371     313,449     6.20
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                          18,825,155  $  668,762     4.72%   19,314,278  $  703,491     4.84%
Other liabilities                                              127,080                            153,803
Stockholders' equity                                           994,949                            936,240
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                                     $19,947,184                        $20,404,321
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     $  343,132                         $  309,513
------------------------------------------------------------------------------------------------------------------------------
Excess of interest-earning assets
  over interest-bearing liabilities                        $   420,041                        $   366,538
------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                   2.29%                              2.02%
------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                    2.40%                              2.11%
------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------
                                         Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                          1996 versus 1995                 1996 versus 1995
                                 -------------------------------   -------------------------------
                                         Increase (Decrease)              Increase (Decrease)
                                 -------------------------------   -------------------------------
                                    Due to     Due to                Due to     Due to
(In thousands)                      Volume      Rate       Total     Volume      Rate       Total
--------------------------------------------------------------------------------------------------
Interest income:
  Loans:
    First mortgage loans           $ 16,146   $ (1,059)  $ 15,087   $ 43,276   $  1,271   $ 44,547
    Cooperative apartment loans         830        321      1,151      3,106      2,031      5,137
    Consumer and business loans      (1,257)    (1,993)    (3,250)    (3,062)    (2,773)    (5,835)
--------------------------------------------------------------------------------------------------
  Total loans                        15,719     (2,731)    12,988     43,320        529     43,849
  MBS                               (20,000)     7,649    (12,351)   (57,557)    19,134    (38,423)
  Investment securities               1,382     (1,298)        84      4,568     (4,095)       473
  Money market investments           (2,883)      (709)    (3,592)    (4,696)    (2,313)    (7,009)
--------------------------------------------------------------------------------------------------
Total interest income                (5,782)     2,911     (2,871)   (14,365)    13,255     (1,110)
--------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Demand                               60       (701)      (641)       221     (2,407)    (2,186)
    Savings                          (1,887)       167     (1,720)    (8,633)     2,257     (6,376)
    Money market                       (999)     1,374        375     (1,459)    (3,155)    (4,614)
    Time                              6,029     (6,229)      (200)    19,686        (98)    19,588
--------------------------------------------------------------------------------------------------
  Total deposits                      3,203     (5,389)    (2,186)     9,815     (3,403)     6,412
  Borrowed funds                    (10,008)    (7,011)   (17,019)   (22,139)   (19,002)   (41,141)
--------------------------------------------------------------------------------------------------
Total interest expense               (6,805)   (12,400)   (19,205)   (12,324)   (22,405)   (34,729)
--------------------------------------------------------------------------------------------------
Net interest income                $  1,023   $ 15,311   $ 16,334   $ (2,041)  $ 35,660   $ 33,619
--------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses was $10.3 million for the third quarter of 1996, as compared with $9.9 million for the third quarter of 1995, and $31.0 million for the first nine months of 1996, as compared with $29.8 million for the corresponding prior year period. The provision for loan losses, as further discussed in "Management of Credit Risk -- Allowance for Loan Losses" below, is predicated upon the Company's assessment of the adequacy of its allowance for loan losses, which reflects, among other factors, assumptions with respect to projected future performance of the Company's loan portfolio in light of economic conditions and then-current loss experience.

NON-INTEREST INCOME

The following table sets forth the components of non-interest income for the three months and nine months ended September 30, 1996 and 1995.

----------------------------------------------------------------------------------
                                           Three Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                          --------------------  ------------------
(In thousands)                               1996       1995      1996      1995
----------------------------------------------------------------------------------
Banking service fees                       $  7,161   $ 5,651   $ 20,347   $15,972
Loan servicing fees, net                      7,747     7,386     22,336    23,195
Securities and insurance brokerage fees       6,045     3,887     16,352    11,602
Net (losses) gains on sales activities      (10,548)     (384)   (11,993)   10,506
Other                                         2,542     2,120      8,813     7,938
----------------------------------------------------------------------------------
Total non-interest income                  $ 12,947   $18,660   $ 55,855   $69,213
----------------------------------------------------------------------------------

Banking service fees amounted to $7.2 million for the third quarter of 1996, an increase of $1.5 million, or 26.7%, as compared with the third quarter of 1995. For the nine months ended September 30, 1996, banking service fees amounted to $20.3 million, an increase of $4.4 million, or 27.4%, as compared with the corresponding 1995 period. These increases were principally attributable to certain changes in the Company's fee structure, coupled with a higher volume of underlying transactions.

Loan servicing fees, net, amounted to $7.7 million for the third quarter of 1996, up $0.4 million as compared with the third quarter of 1995. For the first nine months of 1996, loan servicing fees, net, amounted to $22.3 million, down $0.9 million from the comparable period one year ago. The level of loan servicing fees, net, for the 1996 periods as compared with the 1995 periods benefited from a reduction in amortization of capitalized excess servicing and growth in the average balance of the loan servicing portfolio of approximately $330 million for both the three and nine month periods ended September 30, 1996, as compared with the corresponding 1995 periods. The effect of these factors was partially offset with respect to the third quarter of 1996 and more than offset with respect to the first nine months of 1996, as compared with the related periods in 1995, by a reduction in the average loan servicing fee, together with increases in certain loan servicing expenses, which are reflected as a component of loan servicing fees, net. At September 30, 1996, the Company serviced $9.3 billion of loans for others.

Securities and insurance brokerage fees amounted to $6.0 million for the third quarter of 1996, an increase of $2.2 million, or 55.5%, relative to the third quarter of 1995. For the first nine months of 1996, securities and insurance brokerage fees amounted to $16.4 million, up $4.8 million, or 40.9%, as compared with the same period one year ago. Fees from securities brokerage activities were up $1.5 million, or 41.6%, and $3.7 million, or 33.7%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. This growth principally reflects new sales initiatives and an expanded sales force during the first nine months of 1996 as compared with the same period one year ago. Insurance brokerage fees rose $0.7 million, or 219%, and $1.1 million, or 161%, for the three and nine months ended September 30, 1996, as compared with the same periods in 1995, largely reflective of the introduction of certain life insurance products, together with the implementation of a third party telemarketing program during the second quarter of 1996.

The following table summarizes net (losses) gains on sales activities for the three months and nine months ended September 30, 1996 and 1995.

-----------------------------------------------------------------------------------
                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                          --------------------  -------------------
(In thousands)                               1996       1995      1996       1995
-----------------------------------------------------------------------------------
Net (losses) gains on:
  Sales, calls and revaluations of         $(10,343)  $(1,990)  $(12,179)   $(3,965)
   securities
  Sales of branches                              --        --         --     18,655
  Sales of loans held for sale                  544       119      2,007        216
  Sales of mortgage servicing rights             --        --         --        359
  Other                                        (749)    1,487     (1,821)    (4,759)
-----------------------------------------------------------------------------------
Total net (losses) gains on sales          $(10,548)  $  (384)  $(11,993)   $10,506
 activities
-----------------------------------------------------------------------------------

For the three and nine month periods ended September 30, 1996, net losses on sales, calls and revaluations of securities included losses of $11.4 million and $12.0 million, respectively, on sales of certain relatively low-yielding MBS in connection with the Balance Sheet Restructuring Plan. The first nine months of 1996 also included a $1.2 million loss associated with an other than temporary impairment in value of certain MBS recognized in the second quarter of 1996, while a similar loss totaling $2.0 million was recognized during the third quarter of 1995 (see "Management of Credit Risk -- MBS" below). The net gains on branch sales of $18.7 million during the nine months ended September 30, 1995 were associated with sales, during the first six months of the year, of five branches with approximately $283 million of deposits. In addition, the nine months ended September 30, 1995 included net losses of $4.6 million associated with the disposition and consolidation of certain operating facilities, consisting of losses of $6.2 million recognized in the 1995 first quarter and gains of $1.6 million recognized in the 1995 third quarter.

Other non-interest income amounted to $2.5 million for the three months ended September 30, 1996 and $8.8 million for the first nine months of 1996, representing increases of $0.4 million and $0.9 million as compared with the respective periods in 1995. The increases were largely due to growth in loan-related fee income and, with respect to the increase for the first nine months of 1996, $1.0 million received during the second quarter of 1996 in settlement of certain litigation.

NON-INTEREST EXPENSE

The following table sets forth the components of non-interest expense for the three months and nine months ended September 30, 1996 and 1995.

--------------------------------------------------------------------------------
                                          Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                          ------------------  ------------------
(In thousands)                              1996      1995      1996      1995
--------------------------------------------------------------------------------
General and Administrative ("G&A")
 expense:
  Compensation and employee benefits       $ 38,104  $29,057  $103,895  $100,022
  Occupancy and equipment, net               12,844   13,396    39,053    43,849
  Federal deposit insurance premiums          2,875    3,268     8,625    18,673
  Other                                      22,342   18,317    65,619    55,451
--------------------------------------------------------------------------------
Total G&A expense                            76,165   64,038   217,192   217,995
SAIF recapitalization assessment             26,280       --    26,280        --
Other real estate owned ("ORE") expense,      2,404    3,401     7,056    10,417
 net
Amortization of mortgage servicing            2,684    3,440     8,757     9,125
 rights ("MSR")
Restructuring and merger-related expense         --    2,393     3,504     5,556
--------------------------------------------------------------------------------
Total non-interest expense                 $107,533  $73,272  $262,789  $243,093
--------------------------------------------------------------------------------

G&A Expense

G&A expense increased to $76.2 million for the third quarter of 1996 from $64.0 million for the third quarter of 1995, but declined slightly to $217.2 million for the first nine months of 1996 from $218.0 million for the corresponding period in 1995. G&A expense levels for the 1996 periods, as compared with the 1995 periods, were significantly impacted by (i) a $5.4 million one-time charge in the 1996 third quarter for personnel expenses associated with the previously announced retirement of the Company's Chief Executive Officer, (ii) costs associated with current operating strategies, (iii) the expansion of the Company's residential property loan origination capabilities, including through the acquisition, during the fourth quarter of 1995, of the residential property loan origination businesses of National Mortgage Investments Co., Inc., headquartered in Griffin, Georgia, and James Madison Mortgage Co., headquartered in Fairfax, Virginia (the "National and Madison Acquisitions"), (iv) the realization of cost savings associated with the merger in January 1995 of Anchor Bancorp, Inc. ("Anchor") and its savings bank subsidiary, Anchor Savings Bank FSB, with and into the Holding Company and the Bank, respectively (the "Merger"), and (v) a reduced assessment rate on the portion of the Bank's deposits insured by the BIF.

Compensation and employee benefits expense totalled $38.1 million for the third quarter of 1996, an increase of $9.0 million as compared with the third quarter of 1995, and $103.9 million for the first nine months of 1996, an increase of $3.9 million as compared with the first nine months of 1995. Excluding the effect of the aforementioned $5.4 million one-time personnel charge during the 1996 third quarter, compensation and employee benefits expense would have increased $3.6 million for the third quarter of 1996, but would have declined $1.5 million for the first nine months of 1996, as compared with the corresponding prior year periods, primarily due to the net effect of (i) staff reductions associated with the Merger, (ii) increased deferrals of the expense associated with loan originations due to higher loan origination levels during the 1996 periods as compared with the 1995 periods, (iii) additions to the employee complement resulting from the National and Madison Acquisitions, (iv) normal merit increases, (v) a higher level of incentive compensation and commissions, and (vi) a greater use of temporary employment services. The Company's full-time equivalent employee complement was 2,883 at September 30, 1996, as compared with 2,763 one year earlier and approximately 3,200 at the date of the Merger.

Occupancy and equipment expense, net, amounted to $12.8 million for the 1996 third quarter and $39.1 million for the nine months ended September 30, 1996, representing reductions, as compared with the corresponding periods for 1995, of $0.6 million and $4.8 million, respectively. Contributing to the declines were Merger-related cost savings, including a reduction in the Bank's branch network to 86 branches at September 30, 1996 from 99 branches at the date of the Merger, partially offset by the impact of the National and Madison Acquisitions.

Federal deposit insurance premiums expense totaled $2.9 million for the third quarter of 1996, a decrease of $0.4 million as compared with the third quarter of 1995. For the first nine months of 1996, federal deposit insurance premiums totaled $8.6 million, a decrease of $10.0 million as compared with the same period one year earlier. In August 1995, the FDIC adopted a final rule, effective as of June 1, 1995, changing the assessment rates on BIF-insured deposits to a range of between 4 to 31 basis points for each $100 of insured deposits from the previous range of between 23 to 31 basis points. A premium rebate of $1.2 million for the month of June 1995 is reflected as a reduction of the third quarter 1995 expense. Additionally, in November 1995, the FDIC further lowered BIF-insured deposit assessment rates for all assessment categories by 4 basis points for each $100 of insured deposits effective for the first semi-annual assessment period of 1996, subject to a statutory requirement that all institutions pay at least $2,000 annually. The assessment rate schedule for SAIF-insured deposits of between 23 and 31 basis points for each $100 of SAIF-insured deposits was not affected by the actions taken by the FDIC in August 1995 or November 1995. The actual assessment rate for both BIF- and SAIF-insured deposits continues to depend on an institution's capital levels and regulatory status. For a discussion of the effect of recently enacted legislation on federal deposit insurance costs, see "Recent Legislation" above.

Other G&A expense increased to $22.3 million for the three months ended September 30, 1996 from $18.3 million for third quarter of 1995 and to $65.6 million for the nine months ended September 30, 1996 from $55.5 million for the comparable period in 1995. The increases were largely attributable to higher marketing expense, the outsourcing of additional aspects of the Company's data processing operations and costs associated with a life insurance sales telemarketing program implemented during the 1996 second quarter. The Company's marketing expense increased $1.5 million, or 93.3%, and $4.6 million, or 70.4%, for the three and nine month periods ended September 30, 1996, respectively, as compared with the corresponding 1995 periods, due principally to television advertising costs.

SAIF Recapitalization Assessment

During the third quarter of 1996, in connection with the enactment of the Funds Act, the Company recognized a $26.3 million charge associated with a special assessment to recapitalize the SAIF. For a further discussion of the Funds Act, see "Recent Legislation" above.

ORE Expense, Net

ORE expense, net, declined $1.0 million, or 29.3%, for the third quarter of 1996 and $3.4 million, or 32.3%, for the first nine months of 1996, as compared with the corresponding periods one year ago, reflecting, among other factors, a reduction in the level of ORE.

The following table presents the significant components of ORE expense, net, for the three and nine month periods ended September 30, 1996 and 1995.

----------------------------------------------------------------------------------
                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                          -------------------   ------------------
(In thousands)                              1996       1995       1996       1995
----------------------------------------------------------------------------------
Provision for losses                        $1,156     $1,594    $ 3,036   $ 4,934
Net gains on sales                            (430)      (126)    (1,460)     (637)
Operating expense, net of rental income      1,678      1,933      5,480     6,120
----------------------------------------------------------------------------------
Total ORE expense, net                      $2,404     $3,401    $ 7,056   $10,417
----------------------------------------------------------------------------------

The Company's provision for losses on ORE includes charges to maintain the carrying value of ORE at the lower of cost or estimated fair value less selling expenses and charges for potential future declines in the estimated fair value of ORE. Further provisions for losses on ORE may be required in the event of adverse changes in economic and other conditions that the Company is unable to predict.

Amortization of MSR

Amortization of MSR amounted to $2.7 million for the third quarter of 1996 and $8.8 million for the first nine months of 1996, declines of $0.8 million and $0.4 million as compared with the three and nine month periods ended September 30, 1995, respectively. These declines were principally attributable to a reduction in actual and estimated prepayment levels of the underlying loans.

Restructuring and Merger-Related Expense

Restructuring expense associated with the Merger and other Merger-related expense amounted to $3.5 million for the first nine months of 1996, all of which was incurred during the first quarter of the year, and was principally associated with staff reductions, the final phase of the conversion of the Bank's retail banking computer system, and certain computer data center costs. For the three months and nine months ended September 30, 1995, the Company incurred Merger-related expense of $2.4 million and $5.6 million, respectively, which was comprised of a variety of operating expenses directly attributable to the Merger, including training costs for new systems and costs associated with announcing and communicating the Merger to the Company's customers and the communities it serves. The Company does not currently anticipate the recognition of any further restructuring expense associated with the Merger or other Merger-related expense.

INCOME TAX (BENEFIT) EXPENSE

The Company recorded an income tax benefit of $7.0 million for the third quarter of 1996, as compared with income tax expense of $14.9 million for the comparable 1995 quarter. The change reflects a reduction in pretax income, together with the effect of an $11.0 million benefit recognized during the 1996 third quarter upon the final resolution of tax filing positions taken in a prior year. For the nine months ended September 30, 1996, the Company recorded income tax expense of $32.3 million, down from $46.0 million in the comparable prior year period due substantially to the aforementioned $11.0 million tax benefit realized during the 1996 third quarter. The level of income tax expense for the first nine months of 1996 also reflects the recognition of favorable settlements of local income tax issues during each of the first and second quarters of the year, which aggregated $1.3 million.

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

In order to reduce its sensitivity to interest rate risk, the Company's investment strategy has emphasized adjustable-rate assets and fixed-rate medium-term assets. Of the Company's total interest-earning assets of $18.9 billion at September 30, 1996, approximately $13.1 billion, or 69%, were adjustable-rate. Of such adjustable-rate assets, approximately 49% were linked to U.S. Treasury instruments and approximately 37% were linked to various cost of funds indices, which lag changes in market interest rates, including the National Median Cost of Funds Index and the 11th District Cost of Funds Index. The Company also seeks to extend the maturity of its short-term or frequently repricing liabilities or, alternatively, to reduce the maturity or increase the repricing frequency of its assets, by using derivative financial instruments (see "Hedging Activities" below).

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

HEDGING ACTIVITIES

The Company utilizes a variety of derivative financial instruments to assist in managing its interest rate risk exposure, but does not use such instruments for speculative purposes. Derivative financial instruments employed by the Company at September 30, 1996 and December 31, 1995 were interest rate swaps, caps and floors, forward contracts, and options on certain of these instruments. With the exception of interest rate floors hedging certain MSR, the derivative financial instruments utilized by the Company provide protection from rising interest rates. While the hedging activities engaged in by the Company have served to mitigate the effects of unfavorable interest rate changes, the Company continues to be susceptible to a significant level of interest rate risk.

The following table summarizes, by category of asset or liability hedged, the notional amount and estimated fair value of the Company's outstanding derivative financial instruments at September 30, 1996 and December 31, 1995.

-----------------------------------------------------------------------------------------
                                            September 30, 1996        December 31, 1995
                                          ----------------------- -----------------------
                                           Notional    Estimated    Notional    Estimated
(In thousands)                              Amount    Fair Value     Amount    Fair Value
-----------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Loans receivable                        $  314,101     $(1,491)  $  212,747     $(2,195)
  Deposits                                        --          --      150,000         533
  Borrowed funds                             613,000       2,245      928,000      (4,837)
-----------------------------------------------------------------------------------------
Total interest rate swaps                    927,101         754    1,290,747      (6,499)
-----------------------------------------------------------------------------------------
Interest rate caps hedging:
  Loans receivable                           454,799       1,033           --          --
  MBS available for sale                     205,876         467      877,118         961
  MBS held to maturity                       275,126         625      366,061         401
  Borrowed funds                             361,000       6,245           --          --
-----------------------------------------------------------------------------------------
Total interest rate caps                   1,296,801       8,370    1,243,179       1,362
-----------------------------------------------------------------------------------------
Interest rate floors hedging:
  MSR                                      1,053,411          67    1,219,776       1,026
-----------------------------------------------------------------------------------------
Total interest rate floors                 1,053,411          67    1,219,776       1,026
-----------------------------------------------------------------------------------------
Forward contracts hedging:
  Loans held for sale                        118,438        (714)      69,676        (709)
-----------------------------------------------------------------------------------------
Total forward contracts                      118,438        (714)      69,676        (709)
-----------------------------------------------------------------------------------------
Options hedging:
  Loans held for sale                         10,000          23       10,000          22
  Borrowed funds                              20,000         124       37,000          70
-----------------------------------------------------------------------------------------
Total options                                 30,000         147       47,000          92
-----------------------------------------------------------------------------------------
Total derivative financial instruments    $3,425,751     $ 8,624   $3,870,378     $(4,728)
-----------------------------------------------------------------------------------------

All of the Company's outstanding interest rate swap agreements at September 30, 1996 provide for the Company to be a fixed-rate payer and variable-rate receiver, with the variable-rate based upon the one- or three-month London Interbank Offered Rate ("LIBOR"). The following table sets forth the contractual maturities of the Company's interest rate swap agreements outstanding at September 30, 1996 by category of asset or liability hedged, as well as the related weighted average interest rates receivable and payable at that date.

----------------------------------------------------------------------------------------------
                                      Maturing in the Years Ending December 31,
                               ----------------------------------------------------
                                                                           2000 and
(Dollars in thousands)             1996       1997       1998      1999      After      Total
----------------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Loans receivable:
     Notional amount             $103,949   $ 44,352   $ 7,700   $26,500   $131,600   $314,101
     Variable-rate receivable        5.50%      5.50%     5.59%     5.61%      5.48%      5.50%
     Fixed-rate payable              4.59       5.05      7.17      7.95       6.81       5.93
 Borrowed funds:
    Notional amount              $163,000   $390,000   $30,000   $30,000   $     --   $613,000
    Variable-rate receivable         5.50%      5.53%     5.49%     5.66%        --%      5.53%
    Fixed-rate payable               6.24       5.35      6.24      7.06         --       5.71
----------------------------------------------------------------------------------------------
 Total:
    Notional amount              $266,949   $434,352   $37,700   $56,500   $131,600   $927,101
    Variable-rate receivable         5.50%      5.53%     5.51%     5.64%      5.48%      5.52%
    Fixed-rate payable               5.59       5.32      6.43      7.48       6.81       5.79
----------------------------------------------------------------------------------------------

The Company had outstanding interest rate cap agreements with a notional amount of $935.8 million at September 30, 1996, which were entered into in order to hedge the periodic and lifetime interest rate caps embedded in certain of its adjustable-rate loans and MBS. Each such agreement provides for the Company to receive cash payments, in exchange for a premium paid to the issuing counterparty at inception, when the weekly average yield of the one-year constant maturity Treasury index ("CMT") rises above a specified interest rate. The one-year CMT was 5.71% at September 30, 1996, and the specified interest rates at that date were 7.50% and 8.50% and averaged 8.00%. The Company also had outstanding interest rate cap agreements with a notional amount of $361.0 million at September 30, 1996 which were entered into for the purpose of hedging certain borrowed funds. These agreements provide for the Company to receive cash payments, in exchange for a premium paid to the issuing counterparty at inception, when the one-month LIBOR, which was 5.43% at September 30, 1996, rises above a specified interest rate. The specified interest rates at September 30, 1996 ranged from 6.00% to 7.50% and averaged 7.04%.

In connection with the Company's interest rate floor agreements, which have been transacted for the purpose of reducing the impact of the potential loss of net future servicing revenues associated with a portion of its MSR that may result from an increase in loan prepayments, the Company, in return for a premium paid to the issuing counterparty at initiation of the agreement, receives cash payments from the counterparty when either the five- or ten-year CMT, which were 6.46% and 6.72%, respectively, at September 30, 1996, declines below a designated interest rate. The designated interest rates at September 30, 1996 ranged from 5.27% to 5.65% and averaged 5.50%.

Unamortized net deferred losses on closed derivative financial instrument contracts amounted to $22.3 million at September 30, 1996, as compared with $35.4 million at year-end 1995, and are being amortized to operations over the duration of the related asset or liability being hedged. Unamortized premiums on open derivative financial instrument contracts amounted to $13.0 million and $7.8 million at September 30, 1996 and December 31, 1995, respectively. Such premiums are amortized to operations over the terms of the related derivative financial instruments.

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

At September 30, 1996, the Company had a one-year negative gap, including the effect of hedging activities, of $2.9 billion, or 15.4% of total interest-earning assets, as compared with a negative gap of $2.1 billion, or 10.6% of total interest-earning assets, at December 31, 1995. The following table reflects the repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1996. The amount of each asset or liability is included in the table at the earlier of the next repricing date or maturity. Loan and MBS prepayment assumptions utilized in preparing the table are based upon industry standards as well as the Company's historical experience and estimates. Non-performing loans have been included in the "More Than One Through Three Years" category. Savings accounts, despite a recent increase in their sensitivity to changes in market interest rates, have been spread ratably over a 20-year period based on the assumption that they are essentially core deposits and in the aggregate have generally not been sensitive, on a historical basis, to fluctuations in market interest rates. If all savings accounts were included in the "One Year or Less" category, the company would have had a one-year negative gap at September 30, 1996 of $5.3 billion, or 28.1% of total interest-earning assets.

------------------------------------------------------------------------------------
                                                    September 30, 1996
                                    ------------------------------------------------
                                                  More Than
                                      One Year   One Through    More Than
(Dollars in millions)                  or Less   Three Years   Three Years    Total
------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                                $ 5,274        $2,755        $2,612   $10,641
  MBS                                    5,602         1,303           720     7,625
  Other                                    220           111           321       652
------------------------------------------------------------------------------------
Total interest-earning assets           11,096         4,169         3,653    18,918
------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits                               9,188         1,150         2,396    12,734
  Borrowed funds                         5,409            16           330     5,755
------------------------------------------------------------------------------------
Total interest-bearing liabilities      14,597         1,166         2,726    18,489
------------------------------------------------------------------------------------
Impact of hedging activities              (587)          431           156         -
------------------------------------------------------------------------------------
Gap (repricing difference)             $(2,914)       $2,572        $  771   $   429
------------------------------------------------------------------------------------
Cumulative gap                         $(2,914)       $ (342)       $  429
------------------------------------------------------------------------------------
Cumulative ratio of gap to total
  interest-earning assets               (15.4)%        (1.8)%          2.3%
------------------------------------------------------------------------------------

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

NON-PERFORMING ASSETS AND LOANS MODIFIED IN A TROUBLED DEBT RESTRUCTURING
("TDR")

Non-performing assets are comprised of non-accrual loans and ORE, net. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which there are concerns about the full collectability of contractual principal and/or interest payments.

Non-performing assets amounted to $279.7 million at September 30, 1996, a decline of $36.1 million, or 11.4%, as compared with December 31, 1995. At September 30, 1996, non-performing assets represented 1.42% of total assets, down from 1.55% of total assets at year-end 1995. Total non-accrual loans were 2.16% of total loans receivable at September 30, 1996, as compared with 2.60% of total loans receivable at December 31, 1995.

The following table presents the components of non-performing assets at September 30, 1996 and December 31, 1995. Loans modified in a TDR that have demonstrated a sufficient payment history to warrant return to performing status (generally six months) are not included within non-accrual loans.

----------------------------------------------------------------------
                                          September 30,   December 31,
(In thousands)                                 1996           1995
----------------------------------------------------------------------
Non-accrual loans:
  Residential property                         $188,838       $206,230
  Commercial and multifamily first               27,429         34,618
   mortgage
  Construction                                    3,516          5,267
  Consumer and business                           7,472          9,004
----------------------------------------------------------------------
Total non-accrual loans                         227,255        255,119
----------------------------------------------------------------------
ORE, net:
  Residential property                           33,573         38,799
  Commercial and multifamily property            21,829         24,952
  Allowance for losses                           (2,919)        (3,070)
----------------------------------------------------------------------
Total ORE, net                                   52,483         60,681
----------------------------------------------------------------------
Total non-performing assets                    $279,738       $315,800
----------------------------------------------------------------------

The balance of non-performing assets is affected by the length of the foreclosure process as loans entering non-performing status often remain in such status for an extended period of time due to contested foreclosure actions and other circumstances. Furthermore, with regard to loans secured by properties in certain New England states, the Company, starting in 1994, implemented agreements that set forth, among other things, procedures for borrowers in those states to seek opportunities to "workout" or restructure their loans. The Bank also, at times, has voluntarily delayed or limited certain foreclosure proceedings in order to address consumer and other concerns in these states. Although these actions delayed somewhat the exit of the affected loans from non-performing status, the impact of such actions was not material. During the second quarter of 1996, the Company resumed the scheduling and holding of foreclosure auction sales in those states; however, the Company's level of ORE and its results of operations were not, and are not currently expected to be, materially affected.

The table set forth below summarizes loans delinquent for less than 90 days, other than those on non-accrual status, at September 30, 1996. Such loans may, to some degree, be a leading indicator of future levels of non-performing assets.

---------------------------------------------------------------------
                                          Delinquency Period
                                        --------------------
                                           30 - 59   60 - 89
(In thousands)                                Days      Days    Total
---------------------------------------------------------------------
Residential property loans                $ 45,135  $ 19,143  $64,278
Commercial and multifamily first             9,643     8,755   18,398
 mortgage loans
Consumer and business loans                  5,582     1,627    7,209
---------------------------------------------------------------------
Total accruing delinquent loans           $ 60,360  $ 29,525  $89,885
---------------------------------------------------------------------

When borrowers encounter financial hardship but are able to demonstrate to the Company's satisfaction an ability and willingness to resume regular monthly payments, the Company often seeks to provide them with an opportunity to restructure the terms of their loans. These arrangements, which are negotiated individually, generally provide for interest rates that are lower than those initially contracted for, but which may be higher or lower than current market interest rates for loans with comparable risk, and may in some instances include a reduction in the principal amount of the loan. The Company evaluates the costs associated with any particular restructuring arrangement and may enter into such an arrangement if it believes it is economically beneficial for the Company to do so. The following table sets forth the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans, at September 30, 1996 and December 31, 1995.

---------------------------------------------------------------------
                                          September 30,  December 31,
(In thousands)                                1996           1995
---------------------------------------------------------------------
Residential property loans                     $ 41,864      $ 43,090
Commercial and multifamily first                160,007       159,097
 mortgage loans
---------------------------------------------------------------------
Total loans modified in a TDR                  $201,871      $202,187
---------------------------------------------------------------------

IMPAIRED LOANS

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," the Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement.

The following table summarizes information regarding the Company's impaired loans at September 30, 1996 and December 31, 1995. The measurement of loan impairment by the Company is generally predicated upon the estimated fair value of the underlying collateral.

----------------------------------------------------------------------
                                          September 30,   December 31,
(In thousands)                                 1996           1995
----------------------------------------------------------------------
Residential property loans:
  Recorded investment:
    Without a related allowance                 $10,890        $10,650
    With a related allowance                      1,926          3,170
  Related allowance for loan losses                (120)          (198)
----------------------------------------------------------------------
Total residential property loans                 12,696         13,622
----------------------------------------------------------------------
Commercial and multifamily first
 mortgage loans:
  Recorded investment:
    Without a related allowance                   8,788          7,575
    With a related allowance                     38,686         66,648
  Related allowance for loan losses              (4,260)        (9,909)
----------------------------------------------------------------------
Total commercial and multifamily first           43,214         64,314
 mortgage loans
----------------------------------------------------------------------
Business loans:
  Recorded investment:
    With a related allowance                        208            741
  Related allowance for loan losses                 (93)          (660)
----------------------------------------------------------------------
Total business loans                                115             81
----------------------------------------------------------------------
Total impaired loans, net                       $56,025        $78,017
----------------------------------------------------------------------

LOANS SOLD WITH RECOURSE

The Company, in the past, sold certain residential and multifamily property loans with limited recourse, with the majority of these loans having been securitized with the Federal National Mortgage Association ("FNMA"). At September 30, 1996, the balance of loans sold with recourse amounted to $793.6 million, down from $900.4 million at December 31, 1995. The Company's related maximum potential recourse exposure was approximately $198 million at September 30, 1996, as compared with approximately $223 million at the end of 1995. Of the loans sold with recourse, $10.6 million were delinquent 90 days or more at September 30, 1996. During the first nine months of 1996, the Company repurchased loans sold with recourse totaling $19.1 million.

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

The Company's allowance for loan losses declined to $116.2 million at September 30, 1996 from $141.7 million at September 30, 1995, reflecting, in large part, a reduction in the Company's non-accrual loans of $47.0 million during the interim period. The allowance for loan losses represented 51.1% of non-accrual loans at September 30, 1996, as compared with 51.7% one year earlier. As a percentage of total loans receivable, the allowance for loan losses declined to 1.10% at September 30, 1996 from 1.48% at September 30, 1995. Net charge-offs were $43.1 million for the first nine months of 1996, a reduction of $15.4 million, or 26.3%, from the comparable 1995 period.

The following table sets forth the activity in the Company's allowance for loan losses for the three and nine month periods ended September 30, 1996 and 1995.

-----------------------------------------------------------------------------------
                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                          -------------------   -------------------
(In thousands)                              1996       1995       1996       1995
-----------------------------------------------------------------------------------
Balance at beginning of period            $124,902   $150,744   $128,295   $170,383
Provision charged to operations             10,250      9,900     31,000     29,750
Charge-offs:
  Residential property loans               (14,644)   (10,849)   (35,083)   (34,874)
  Commercial and multifamily first          (4,781)    (9,532)   (10,510)   (26,268)
   mortgage loans
  Consumer and business loans               (1,505)    (1,677)    (4,196)    (5,368)
-----------------------------------------------------------------------------------
Total charge-offs                          (20,930)   (22,058)   (49,789)   (66,510)
-----------------------------------------------------------------------------------
Recoveries:
  Residential property loans                 1,150      1,085      3,938      3,712
  Commercial and multifamily first             324        638        816      1,368
   mortgage loans
  Consumer and business loans                  523      1,392      1,959      2,998
-----------------------------------------------------------------------------------
Total recoveries                             1,997      3,115      6,713      8,078
-----------------------------------------------------------------------------------
Net charge-offs                            (18,933)   (18,943)   (43,076)   (58,432)
-----------------------------------------------------------------------------------
Balance at end of period                  $116,219   $141,701   $116,219   $141,701
-----------------------------------------------------------------------------------

MBS

In general, the Company's MBS carry a significantly lower credit risk than its loans receivable. Of the aggregate carrying value of the Company's MBS held to maturity and available for sale at September 30, 1996 of $7.6 billion, approximately 26%, in total, were issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and FNMA. MBS issued by entities other than FHLMC, GNMA and FNMA ("Privately-Issued MBS") have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. The Privately-Issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool.

During the second quarter of 1996, the Company recognized a $1.2 million loss associated with an other than temporary impairment in value of certain Privately-Issued MBS. The Company had incurred a $3.3 million loss associated with an other than temporary impairment in value on the same group of securities during the year ended December 31, 1995. The losses were necessitated by the erosion in the underlying credit enhancements associated with these securities, coupled with the Company's projections of estimated future losses on defaults of the loans underlying the securities. At September 30, 1996, these securities, all of which are classified as available for sale, had an estimated fair value of $50.9 million, an amortized cost of $59.1 million and an aggregate of approximately $0.3 million in related credit enhancements. No assurance can be given that future losses on these securities will not be incurred. While substantially all of the $5.6 billion portfolio of Privately-Issued MBS held by the Company at September 30, 1996 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained and the Company cannot predict whether losses will or will not be recognized on any such securities.

DERIVATIVE FINANCIAL INSTRUMENTS

The credit risk from the Company's derivative financial instruments arises from the possible default by a counterparty on its contractual obligations. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the utilization of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. The Company has established policies and procedures limiting its credit exposure to counterparties of derivative financial instrument agreements, which include consideration of credit ratings on a continuous basis, collateral requirements, and exposure to any one counterparty, among other issues. In addition, as deemed necessary, the Company may enter into master netting agreements under which it may offset payable and receivable positions, to the extent they exist, with the same counterparty in the event of default. There were no past due amounts related to the Company's derivative financial instruments at September 30, 1996 or December 31, 1995.

In connection with its use of interest rate swaps, to the extent a counterparty defaults, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. An added element of credit risk is introduced when there is a mismatch in the frequency of payment exchanges (i.e., the Company makes a payment on a quarterly basis but receives a payment on a different payment frequency). A counterparty default would expose the Company to an economic loss equal to the lost payment. Forward contracts create credit risk in a manner similar to that of interest rate swaps.

For interest rate floors, interest rate caps and over-the-counter option agreements, the Company is subject to credit risk to the extent contractual payments required under the agreements are not received.

FINANCIAL CONDITION

The Company's total assets amounted to $19.7 billion at September 30, 1996, a decline of $643.2 million, or 3.2%, from the level at December 31, 1995. This decline primarily reflects a reduction in securities available for sale and securities held to maturity, the impact of which was partially offset by growth in loans receivable and money market investments.

SECURITIES

Securities available for sale, which declined from $4.1 billion at December 31, 1995 to $3.3 billion at September 30, 1996, are carried at estimated fair value, with unrealized gains and losses recorded in a valuation allowance that is included, net of related income taxes, as a separate component of stockholders' equity. At September 30, 1996, the Company's net unrealized loss on its securities available for sale portfolio, net of related income taxes, was $8.1 million ($14.1 million on a pre-tax basis), as compared with $5.5 million ($9.6 million on a pre-tax basis) at December 31, 1995. During the first nine months of 1996, the Company sold securities available for sale with an amortized cost of $1.6 billion, substantially all of which were MBS. The MBS sales were principally consummated in connection with the Balance Sheet Restructuring Plan. Purchases of securities available for sale amounted to $1.6 billion during the first nine months of 1996, of which $1.4 billion were MBS.

The following table summarizes the amortized cost and estimated fair value of securities available for sale at September 30, 1996 and December 31,1995.

----------------------------------------------------------------------------------------
                                            September 30, 1996      December 31, 1995
                                        ------------------------------------------------
                                          Amortized   Estimated   Amortized   Estimated
(In thousands)                               Cost     Fair Value     Cost     Fair Value
----------------------------------------------------------------------------------------
MBS:
  Pass-through securities:
    Privately-issued                      $1,305,545  $1,297,176  $2,731,267  $2,715,097
    FNMA                                     924,532     920,611     736,614     747,189
    FHLMC                                    203,875     204,340     448,260     448,356
    GNMA                                     679,246     681,238      22,625      22,525
  Interest-only                                1,926       1,469       2,187       1,679
----------------------------------------------------------------------------------------
Total MBS                                  3,115,124   3,104,834   3,940,953   3,934,846
----------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
    U. S. government and federal agency      112,359     110,291      28,048      28,045
    State and municipal                       63,507      62,421      80,763      78,053
    Domestic corporate                        15,569      15,426      17,274      17,249
  Equity securities                           10,923      10,369      13,403      12,672
----------------------------------------------------------------------------------------
Total investment securities                  202,358     198,507     139,488     136,019
----------------------------------------------------------------------------------------
Total securities available for sale       $3,317,482  $3,303,341  $4,080,441  $4,070,865
----------------------------------------------------------------------------------------

Securities held to maturity, which are carried at amortized cost, amounted to $4.5 billion at September 30, 1996, a decline of $561.5 million from December 31, 1995. The net unrealized loss on securities held to maturity increased to $109.9 million at September 30, 1996 from $95.2 million at the end of 1995. Purchases of securities held to maturity during the first nine months of 1996 amounted to $192.9 million, substantially all of which were MBS. A summary of the amortized cost and estimated fair value of securities held to maturity at September 30, 1996 and December 31, 1995 is presented in the table below.

----------------------------------------------------------------------------------------
                                            September 30, 1996      December 31, 1995
                                         ----------------------   ----------------------
                                          Amortized   Estimated   Amortized   Estimated
(In thousands)                               Cost     Fair Value     Cost     Fair Value
----------------------------------------------------------------------------------------
MBS:
  Privately-issued pass-through           $2,645,127  $2,574,031  $3,071,166  $2,990,079
   securities
  Collateralized mortgage obligations:
    Privately-issued                       1,699,772   1,664,245   1,867,318   1,854,528
    FNMA                                      94,422      92,771      94,636      94,492
    FHLMC                                     81,174      80,678      49,330      49,098
----------------------------------------------------------------------------------------
Total MBS                                  4,520,495   4,411,725   5,082,450   4,988,197
----------------------------------------------------------------------------------------
Investment securities:
  Foreign governmental debt securities           500         500         505         505
  Equity securities                            3,263       2,088       2,781       1,862
----------------------------------------------------------------------------------------
Total investment securities                    3,763       2,588       3,286       2,367
----------------------------------------------------------------------------------------
Total securities held to maturity         $4,524,258  $4,414,313  $5,085,736  $4,990,564
----------------------------------------------------------------------------------------

LOANS

Total loans receivable, exclusive of the allowance for loan losses, amounted to $10.5 billion at September 30, 1996, an increase of $712.1 million, or 7.2%, from December 31, 1995, primarily due to growth in the first mortgage loans receivable portfolio of $727.6 million. In addition, during the first nine months of 1996, the cooperative apartment loans receivable portfolio increased $27.9 million, while the consumer and business loans receivable portfolio declined $43.4 million. The decline in the consumer and business loan portfolio occurred, despite originations of $275.7 million during the period, due to portfolio runoff.

The following table presents a summary of loans receivable at September 30, 1996 and December 31, 1995.

----------------------------------------------------------------------
                                          September 30,   December 31,
(In thousands)                                 1996           1995
----------------------------------------------------------------------
First mortgage loans:
  Principal balances:
    Residential                             $ 6,642,090     $5,925,050
    Commercial and multifamily                1,837,374      1,813,344
    Construction                                 36,757         68,901
----------------------------------------------------------------------
  Total principal balances                    8,516,221      7,807,295
  Undisbursed funds on loans in process         (14,104)       (24,369)
  Net deferred yield adjustments                 46,157         37,754
----------------------------------------------------------------------
Total first mortgage loans                    8,548,274      7,820,680
----------------------------------------------------------------------
Cooperative apartment loans:
  Principal balances                          1,241,586      1,214,812
  Net deferred yield adjustments                  3,381          2,218
----------------------------------------------------------------------
Total cooperative apartment loans             1,244,967      1,217,030
----------------------------------------------------------------------
Consumer and business loans:
  Principal balances:
    Home equity                                 475,920        494,528
    Manufactured home                            64,997         78,319
    Automobile                                   46,817         53,947
    Loans secured by deposit accounts            38,376         40,578
    Other consumer                               75,265         85,915
    Business                                     38,507         35,189
----------------------------------------------------------------------
  Total principal balances                      739,882        788,476
  Net deferred yield adjustments                  9,284          4,127
----------------------------------------------------------------------
Total consumer and business loans               749,166        792,603
----------------------------------------------------------------------
Total loans receivable                      $10,542,407     $9,830,313
----------------------------------------------------------------------

In addition to its loans receivable portfolio, the Company maintains a portfolio of residential property loans held for sale in connection with its mortgage banking activities. Such loans declined to $98.2 million at September 30, 1996 from $139.4 million at December 31, 1995.

For the first nine months of 1996, total loan production was $2.9 billion, or approximately double that for the corresponding period in 1995, largely attributable to the expansion of the Company's loan production capabilities during the fourth quarter of 1995, principally as a result of the National and Madison Acquisitions. The Company's total loan production amounted to $1.0 billion for the three months ended September 30, 1996, an increase of $344.9 million, or 51.6%, from the third quarter of 1995. Although residential property loan originations for the first nine months of 1996 increased 124% as compared with the same period one year ago, the Company's ability to originate residential property loans remained under pressure during the 1996 third quarter due to a reduction in refinancing activity and competitive factors.

The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the three months and nine months ended September 30, 1996 and 1995.

--------------------------------------------------------------------------------------
                                           Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                           -------------------   ---------------------
(In thousands)                               1996       1995       1996        1995
--------------------------------------------------------------------------------------
Residential property loan production:
  First mortgage loans originated         $  580,274  $444,448  $1,907,061  $  802,110
  First mortgage loans purchased             129,834    48,312     282,319     126,454
  Cooperative apartment loans originated      67,894    62,655     200,352     139,953
--------------------------------------------------------------------------------------
Total residential property loan production   778,002   555,415   2,389,732   1,068,517
--------------------------------------------------------------------------------------
Commercial and multifamily first
  mortgage loans originated                  125,099    24,828     225,605     123,606
Consumer and business loans originated:
  Home equity loans originated                61,868    41,944     140,453     101,866
  Other consumer loans originated             40,583    39,167     116,789     118,268
  Business loans originated                    8,269     7,573      18,418      18,941
--------------------------------------------------------------------------------------
Total consumer and business loans            110,720    88,684     275,660     239,075
 originated
--------------------------------------------------------------------------------------
Total loan production                     $1,013,821  $668,927  $2,890,997  $1,431,198
--------------------------------------------------------------------------------------

DEPOSITS

At September 30, 1996, the Bank operated 86 branches, comprised of 85 branches in the greater New York metropolitan area and one branch in Florida. The following table sets forth a summary of deposits and the related weighted average interest rates at September 30, 1996 and December 31, 1995.

---------------------------------------------------------------
                          September 30, 1996  December 31, 1995
                          ------------------  -----------------
(Dollars in thousands)      Amount     Rate     Amount     Rate
---------------------------------------------------------------
Deposits:
  Demand                  $ 1,085,581  0.73%  $ 1,084,966  0.74%
  Savings                   2,520,464  2.48     2,689,343  2.51
  Money market              2,075,318  3.77     2,160,161  3.83
  Time                      7,052,925  5.39     6,637,733  5.70
--------------------------------------        -----------
Total deposits            $12,734,288  4.15%  $12,572,203  4.27%
---------------------------------------------------------------

BORROWED FUNDS

The Company's total borrowed funds amounted to $5.8 billion at September 30, 1996, down from $6.6 billion at December 31, 1995. The 13.0% decline was attributable principally to the Balance Sheet Restructuring Plan.

FHLBNY advances represented 37.9% of total borrowed funds at September 30, 1996, as compared with 69.6% of total borrowed funds at year-end 1995. The Company's outstanding FHLBNY advances are summarized, by contractual maturity, in the table below at September 30, 1996 and December 31, 1995.

----------------------------------------------------------------------------------------------
                                          Stated Interest Rates   September 30,   December 31,
(In thousands)                              September 30, 1996         1996           1995
----------------------------------------------------------------------------------------------
Maturing in:
  One month or less                            5.46% -- 8.80%        $  988,000     $2,722,000
  Over one through three months                5.50% -- 5.65%           374,700        474,700
  Over three through six months                5.56% -- 5.80%           260,000      1,175,000
  Over six months through one year                 9.35%                  5,000        215,000
  Over one through two years                   5.78% -- 5.96%           455,000         15,000
  Over two through three years                     5.86%                100,000             --
  Over three years                                 5.76%                     88             88
Net deferred interest rate adjustments                                   (3,727)         1,195
----------------------------------------------------------------------------------------------
Total FHLBNY advances                                                $2,179,061     $4,602,983
----------------------------------------------------------------------------------------------
Weighted average interest rate                                             5.66%          6.07%
----------------------------------------------------------------------------------------------

During 1996, the Company continued its use of securities sold under agreements to repurchase as a funding source due primarily to their generally lower cost as compared with FHLBNY advances. Such borrowings totalled $3.2 billion at September 30, 1996, up from $1.6 billion at December 31, 1995. The weighted average interest rate on securities sold under agreements to repurchase was 5.46% at September 30, 1996, as compared with 5.82% at December 31, 1995.

ACCRUED MERGER-RELATED RESTRUCTURING EXPENSE

At September 30, 1996, the Company's accrual for Merger-related restructuring expense amounted to $4.3 million, as compared with $16.7 million at December 31, 1995.

The portion of the accrual related to severance and personnel costs declined from $4.9 million at December 31, 1995 to $0.4 million at September 30, 1996, reflecting a provision of $0.8 million charged to operations during the 1996 first quarter and cash payments of $5.3 million.

The portion of the Merger-related restructuring accrual associated with facilities, premises and equipment and lease obligations declined to $3.9 million at September 30, 1996 from $11.8 million at year-end 1995 as a result of write-offs and cash payments. The remaining accrual balance primarily represents the net present value of future lease obligations associated with facilities no longer being utilized in the Company's operations. Such lease obligations extend through the year 2008.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity amounted to $1.0 billion at September 30, 1996, an increase of $45.1 million from December 31, 1995. While the Company recorded net income of $72.9 million for the first nine months of 1996, the growth in stockholders' equity was limited primarily by the $25.5 million cost of repurchasing shares of Common Stock, as discussed below. At September 30, 1996, stockholders' equity represented 5.19% of total assets, as compared with 4.80% of total assets at year-end 1995.

The Holding Company repurchased 2,000,000 shares of Common Stock, at an average price of $12.73 per share, during the first six months of 1996, completing a repurchase program announced in January 1996. As of September 30, 1996, 184,649 of the repurchased shares had been issued in connection with the Company's stock-based employee benefit plans, and it is expected that the remaining repurchased shares will be also be utilized in connection with such plans.

In May 1996, the FDIC exercised the Warrant and sold the underlying 8,407,500 shares of Common Stock in a secondary public offering. The Holding Company incurred costs of $1.9 million in connection with the public offering, all of which were charged to additional paid-in-capital. The Warrant had been issued originally in July 1993 in accordance with the terms of an agreement between Anchor and the FDIC. Pursuant to this agreement, Anchor exchanged $157.0 million of its Class A cumulative preferred stock for $71.0 million of its newly issued 8.9375% senior notes and a warrant to acquire, at an exercise price of $0.01 per share, 4,750,000 shares of Anchor's common stock (which was converted to a warrant to acquire 8,407,500 shares of Common Stock at $0.01 per share upon consummation of the Merger). In this exchange, the FDIC also relinquished its claim to $47.2 million of accumulated but undeclared and unpaid dividends with respect to the Class A cumulative preferred stock. While the exercise of the Warrant by the FDIC resulted in an increase in the outstanding shares of Common Stock, it did not affect earnings per share calculations because the Warrant was considered a Common Stock equivalent and, as such, was included in earnings per share calculations during the period of time it was outstanding.

LIQUIDITY

The Company manages its liquidity position in conjunction with its overall asset and liability program in order to meet regulatory requirements and to ensure that funds are available to meet deposit withdrawals, loan and investment funding commitments, the repayment of borrowings and other obligations and expenditures.

The Company's primary sources of funds are principal payments on loans and MBS, deposits, securities sold under agreements to repurchase, advances from the FHLBNY, sales of interest-earning assets, and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New

York, if necessary, for the purpose of borrowing to meet temporary liquidity needs, although it has not utilized this funding source in the past.

Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, is dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision (the "OTS"), the Bank's primary regulator.

Pursuant to regulations promulgated by the OTS, the Bank is required to maintain
(i) a ratio of average eligible liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 5.0% and (ii) a ratio of average eligible short-term liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 1.0%. For the month of September 1996, the Bank's average liquidity ratio was 5.1% and its average short-term liquidity ratio was 3.2%.

REGULATORY CAPITAL

The following table illustrates the regulatory capital position of the Bank at September 30, 1996 pursuant to OTS requirements promulgated under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

------------------------------------------------------------------------------------------------------------------------------------

                                          Capital Requirement                          Bank Capital                     Capital in
                                     -----------------------------------      -----------------------------------        Excess of
(Dollars in thousands)                 Amount             Percentage (1)         Amount            Percentage (1)       Requirement
------------------------------------------------------------------------------------------------------------------------------------

Tangible                               $293,782                1.50%           $1,120,594                5.72%              $826,812

Leverage                                587,564                3.00             1,120,594                5.72                533,030

Risk-based                              766,624                8.00             1,236,813               12.91                470,189

------------------------------------------------------------------------------------------------------------------------------------

(1) For tangible and leverage capital, the percentage is to adjusted total assets of $19.6 billion. For risk-based capital, the percentage is to total risk-weighted assets of $9.6 billion.

Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.0%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.0%, and a total risk-based capital ratio of at least 10.0%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At September 30, 1996, the Bank met the published standards for a well capitalized designation under these regulations with a leverage capital ratio of 5.72%, a tier 1 risk-based capital ratio of 11.69% and a total risk-based capital ratio of 12.91%.

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

For a discussion of the dismissal, with prejudice, pursuant to a settlement of the action entitled Robert and Jennifer Grunbeck v. The Dime Savings Bank of
                    --------------------------------------------------------
N.Y., FSB, see "Part II. Other Information -- Item 1. Legal Proceedings" in the
----------
Holding Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

For a discussion of the Company's suit against the United States related to its "supervisory goodwill," see "Part II, Other Information -- Item 1. Legal Proceedings" in the Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996. During the third quarter of 1996, the Chief Judge of the Court of Federal Claims lifted the stay regarding all of the pending goodwill actions, including that of the Bank. As a result, the Bank intends to proceed with the prosecution of its claim; however, no assurance can be given as to the schedule that will be followed in the action.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)     Exhibits

        Exhibit 27 --  Financial Data Schedule

(b)     Reports on Form 8-K

        None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIME BANCORP, INC.
                              (Registrant)



Dated: November 13,1996       By:  /s/ James M. Large, Jr.
       ----------------            -----------------------
                                   James M. Large, Jr.
                                   Chairman of the Board
                                   and Chief Executive Officer




Dated: November 13, 1996      By: /s/ David E. Sparks
       -----------------          -------------------
                                  David E. Sparks
                                  Executive Vice President
                                  and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER        IDENTIFICATION OF EXHIBIT
------        -------------------------

27            Financial Data Schedule (filed electronically only)