Form 10-K
period 1996-12-31
DIME BANCORP INC
filed 1997-03-31
CIK 919568

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from       to

                        Commission File Number: 1-13094

                              DIME BANCORP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              11-3197414
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)



 589 FIFTH AVENUE, NEW YORK, NEW YORK                   10017
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (212) 326-6170
              Registrant's telephone number, including area code

  Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------         -----------------------------------------
Common Stock, $.01 par value             New York Stock Exchange
Stock Purchase Rights                    New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $1,775,030,537 as of March 14, 1997 (based on the closing New York Stock Exchange price on such date).

  The number of shares of common stock of the registrant outstanding as of March 14, 1997 was 105,140,823 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of Form 10-K is incorporated by reference to the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               DIME BANCORP, INC.
                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I
 ITEM 1.  BUSINESS......................................................    1
 ITEM 2.  PROPERTIES....................................................   20
 ITEM 3.  LEGAL PROCEEDINGS.............................................   21
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   22
 PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................   22
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   23
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   25
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   53
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   53
 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   53
 ITEM 11. EXECUTIVE COMPENSATION........................................   53
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   53
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   53
 PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM     54
           8-K..........................................................
 SIGNATURES..............................................................  55

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Dime Bancorp, Inc. (the "Holding Company"), a Delaware corporation headquartered in New York, New York, is the holding company for The Dime Savings Bank of New York, FSB, a federally-chartered savings bank (the "Bank" and, together with the Holding Company, the "Company"). On January 13, 1995, Anchor Bancorp, Inc. ("Anchor Bancorp") and its wholly-owned savings bank subsidiary, Anchor Savings Bank FSB ("Anchor Savings" and, together with Anchor Bancorp, "Anchor"), merged with and into the Holding Company and the Bank, respectively, which were the surviving entities. (These mergers are collectively referred to as the "Merger." References to "Dime Bancorp" and "Dime Savings" herein mean the Holding Company and the Bank, respectively, with respect to periods prior to, and before giving effect to, the Merger.) The Merger was accounted for on a pooling-of-interests basis.

  At December 31, 1996, the Company had total assets of $18.9 billion, total stockholders' equity of $1.0 billion, and total deposits of $12.9 billion. The Company's core business activities include consumer financial services, mortgage banking, commercial and multifamily real estate lending, consumer lending, and business banking.

  From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and markets, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business activities include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, and general economic conditions.

CONSUMER FINANCIAL SERVICES

 General

  The Company's consumer financial services include deposit products and related services, securities brokerage services and insurance products. These products and services are delivered through the Company's multi-channel distribution network, which also serves as a vehicle for delivering products and services related to the Company's other business activities, including mortgage banking, consumer lending and business banking.

  During 1996, the Company expanded its bank-by-phone capabilities, and as a result, most services are now available 24 hours a day and seven days a week. In 1997, the Company expects to enhance these capabilities in order to improve service quality, reduce its dependence on relatively higher-costing service channels and expand cross-selling opportunities. However, no assurances can be given that such efforts will be successful.

 Deposits

  At year-end 1996, the Company's total deposits amounted to $12.9 billion. The Company's principal deposit-gathering market is the greater New York metropolitan area in which, at December 31, 1996, it operated 85 branches, consisting of 37 branches in New York City, 23 branches in Long Island, 7 branches in Westchester and Rockland counties in New York, and 18 branches in New Jersey. The Company also operated one branch in Florida at that date. In addition to its branch system, the Company's deposit gathering network includes bank-by-phone and bank-by-mail capabilities, as well as over 100 automated teller machines owned by the Company.

  The Company attracts deposits by offering a broad selection of deposit instruments and programs. These include consumer and commercial demand accounts, savings accounts, money market accounts, time deposit accounts, individual retirement and Keogh accounts, and automatic payroll and Social Security deposit programs. Generally, the Company, rather than competing aggressively on the basis of rates for all categories of deposits, establishes rates consistent with consumer preferences, its asset/liability management program and liquidity requirements. The Company's deposit levels are subject to fluctuations resulting from numerous factors outside the Company's control, including general economic conditions, market interest rates and competition both from other depository institutions and alternative investments. Depositor behavior is affected by numerous factors, including risk-related returns on other available investments, the rates paid by the Company compared to other institutions and the Company's ability to satisfy customer needs. These factors may affect the Company's willingness or ability to compete for deposits and, therefore, the level of its deposits.

  The Bank is a member of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with approximately 68% of its deposits insured by the BIF and approximately 32% of its deposits insured by the Savings Association Insurance Fund ("SAIF") of the FDIC, in each case up to applicable limits. The Bank is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), as its primary regulator, and the FDIC, as the administrator of the BIF and the SAIF.

  In December 1996, the Company entered into a definitive agreement to acquire BFS Bankorp, Inc. and its wholly-owned subsidiary, Bankers Federal Savings FSB (collectively, "BFS"). At December 31, 1996, BFS had total deposits of $453.5 million and five branch offices located in New York City. For a further discussion of the pending acquisition of BFS, see "Merger and Acquisition Activities."

  For further information on the Company's deposits, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Note 8 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

 Securities Brokerage Services and Insurance Activities

  The Company provides insurance and securities brokerage services through wholly-owned insurance and brokerage subsidiaries. The services provided by the Company's securities brokerage subsidiary, Dime Securities of New York, Inc. ("Dime Securities"), a registered broker-dealer, consist primarily of the execution of securities transactions, on an agency basis, solely upon the order and for the accounts of its customers. In addition, Dime Securities provides standardized and individualized investment and financial planning advice to individuals or entities. Products sold by Dime Securities, which are not BIF- or SAIF-insured, include: mutual funds; government, corporate and municipal bonds; equity securities and equity options; variable annuities; and unit investment trusts.

  Various subsidiaries of the Bank sell certain tax-deferred annuities and life and disability insurance products issued by specified insurance companies. In addition to sales by the Company's branch-based sales force, life and disability insurance products are sold through direct mail marketing and telemarketing programs.

  The Company also offers Savings Bank Life Insurance ("SBLI") in New York through its customer representatives and direct mail marketing programs. The Company does not share in the premiums from sales of SBLI, but it is reimbursed for expenses. The surplus from its SBLI operations is maintained separately from its assets and liabilities, and the Company is not liable under any SBLI policy. The Company offers these SBLI services because it believes it provides an important benefit to its customers.

MORTGAGE BANKING

 General

  The Company's mortgage banking activities include production of one-to-four family first mortgage loans and cooperative apartment loans ("residential property loans"), sales of loans into the secondary market and loan servicing. A key component of the Company's continuing business strategy is to expand its mortgage banking activities by focusing on a multi-regional approach, which consists of strengthening existing operations in its core lending area of New York, New Jersey and Connecticut and controlled growth into markets outside of that core lending area. In connection therewith, the Company, in the fourth quarter of 1995, acquired the residential property loan origination businesses of National Mortgage Investments Co., Inc., a Georgia-based mortgage banking company, and James Madison Mortgage Company, a Virginia-based mortgage banking company (the "National and Madison Acquisitions"). During 1996, these two operations accounted for approximately $1 billion, or 39%, of the Company's residential property loan originations. In addition to residential property loan production offices in its core lending area, the Company currently maintains offices in Arizona, Florida, Georgia, Illinois, Louisiana, Maryland, Pennsylvania, South Carolina, and Virginia.

  During the fourth quarter of 1996, the Company began a restructuring of its mortgage banking operations, including new executive management, the relocation of its mortgage banking headquarters from Uniondale, New York to Tampa, Florida and various strategic initiatives designed to, among other things, enhance the efficiencies of such operations and further strengthen the Company's residential property loan production capabilities through the establishment of additional regional loan origination offices and an expansion of its correspondent-purchase activities. However, the Company cannot provide any assurances that these efforts will be successful.

 Residential Property Loan Production and Secondary Marketing Activities

  The Company produces fixed-rate residential property loans, which are generally sold in the secondary market, and adjustable-rate residential property loans, which are generally held in its portfolio. Currently, the Company produces three basic types of adjustable-rate residential property loans, the interest rates of which are indexed to United States Treasury instruments: (i) a loan with a rate that is fixed for a certain period of time (principally the first three, five, seven or ten years) and then becomes adjustable annually for the remaining term of the loan; (ii) a three-year adjustable-rate loan; and (iii) a one-year adjustable-rate loan.

  During 1996, the Company originated $2.7 billion of residential property loans. Of such originations, $1.9 billion were originated through approved mortgage brokers (which numbered 451 at December 31, 1996 as compared with 280 at December 31, 1995), and $0.8 billion resulted from direct originations through the Company's branches, sales force and direct marketing. The Company's residential property loan originations during 1996 were primarily concentrated geographically in New York (26%), Connecticut (15%), Virginia (14%), Georgia (12%), and New Jersey (10%).

  Of the $2.7 billion of residential property loans originated by the Company during 1996, 53% were in amounts in excess of the purchase limits established under Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines ("jumbo loans"), which, for single family homes, were both increased to $207,000 in early 1996. Jumbo loans can be economically advantageous because they are not significantly more expensive to originate than loans with smaller principal balances.

  The Company's current residential property loan underwriting policies and guidelines meet or are more stringent than FNMA and FHLMC guidelines and generally conform to industry standards and practices for fully documented loans. For residential property loan originations, the Company's underwriting policies and procedures require an appraisal of the value of the collateral for the purpose of determining the loan-to-value ratio (i.e., the ratio that the principal amount of the loan bears to the value of the collateral securing the loan at the time of origination) and the collateral's adequacy as security. The collateral's value is deemed to be the lower of the purchase price or the appraised value, except for refinance loans, where the appraised value is used. These appraisals conform to the standards of FNMA and FHLMC. In general, loan-to-value ratios of residential property loans originated or purchased for the loan portfolio have been 80% or less. With respect to residential property loans having a loan-to-value ratio in excess of 80% at the time of origination, excluding loans to finance the sale of its residential other real estate owned ("ORE"), the Company requires private mortgage insurance, underwritten by FNMA- and FHLMC-approved mortgage insurers, on at least the amount of the loan in excess of 80% of the collateral's value.

  From 1983 through 1988, Dime Savings originated substantially all of its adjustable-rate residential property loans under a limited documentation process. Under this process, Dime Savings focused its underwriting criteria primarily on the appraised value of the property and the loan-to-value ratio (which was generally 80% or less at the time of origination), placing less importance on the ability of the borrower to meet the monthly payment obligation on the loan. In response to the increasing amount of delinquent residential property loans it experienced during the period from 1988 through 1991, Dime Savings took various steps, beginning in late 1988, intended to tighten its loan underwriting requirements for limited documentation loans and, in early 1991, discontinued use of the limited documentation program in connection with originations of residential property loans for its own portfolio.

  The Company, during 1996, also acquired $0.3 billion of residential property loans through purchase activities. Of this amount, bulk purchases amounted to $0.2 billion and correspondent purchases totaled $0.1 billion. At December 31, 1996, the Company had 26 approved correspondents. During 1997, the Company plans to increase the number of its approved correspondents and the level of its correspondent purchases.

  The Company administers a formal process for approving and monitoring its mortgage brokers and correspondents and, in addition, conducts annual reviews thereof. Mortgage broker performance is assessed by monitoring loan credit quality and processing efficiency. All loans originated by mortgage brokers are fully underwritten and closed by the Company. Correspondent-purchased loans are contractually required to be underwritten by the correspondent in accordance with the Company's guidelines and, unless a correspondent has been granted delegated underwriting authority, all loans are re-underwritten by the Company prior to purchase. Correspondent lenders with delegated underwriting status are subject to more stringent financial and operational requirements than those without such status and have undergone a comprehensive on-site review conducted by the Company. Mortgage brokers and correspondents demonstrating unacceptable performance or insufficient loan activity are removed from the Company's programs.

  The Company's strategy in 1996 was to sell in the secondary market, with limited exceptions, its fixed-rate residential property loan production, and the Company currently expects to continue this strategy during 1997. During 1996, the Company sold $1.1 billion of loans into the secondary market, of which approximately 59% were sold with the rights to service the loans retained by the Company. As a result of the National and Madison Acquisitions, the Company expanded its Federal Housing Administration-insured and Veterans Administration-guaranteed lending programs and, during 1996, sold all such loan production without retaining any rights to service the loans. However, going forward, the Company anticipates that it will retain the servicing rights to certain of such loans when sold.

 Loan Servicing

  At December 31, 1996, the Company serviced residential property loans with outstanding balances of $18.0 billion, including $7.0 billion of loans in its own portfolio and $11.0 billion of loans owned by others. In return for servicing residential property loans owned by others, the Company earns fees, which, on an annual basis, generally range from 25 to 50 basis points of the outstanding principal balances of the loans. Servicing fees for substantially all loans serviced under mortgage-backed securities ("MBS") programs are established by the sponsoring entities.

  Loan servicing activities consist of collecting principal and interest payments from borrowers, remitting aggregate principal and interest payments to investors, making cash advances when required, accounting for principal and interest, collecting funds for payment of loan-related expenses such as taxes and insurance, inspecting the collateral as required, contacting delinquent borrowers, conducting foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans.

  For a further discussion of the Company's loan servicing activities, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Loan Servicing."

COMMERCIAL AND MULTIFAMILY REAL ESTATE LENDING

  First mortgage loans secured by commercial and multifamily real estate are currently made by the Company principally in its core lending area. During 1996, the Company originated $154.2 million of commercial first mortgage loans and $168.0 million of multifamily first mortgage loans. At December 31, 1996, approximately half of the Company's $1.9 billion portfolio of commercial and multifamily first mortgage loans was secured by multifamily properties.

  As a result of the acquisition of BFS, the Company's portfolio of multifamily first mortgage loans will increase significantly. At December 31, 1996, BFS had approximately $561 million of multifamily first mortgage loans, as well as approximately $17 million of commercial first mortgage loans. For a further discussion of the pending acquisition of BFS, see "Merger and Acquisition Activities." In order to leverage existing capabilities, increase production and provide geographic diversity, the Company opened a commercial and multifamily first mortgage loan production office in Philadelphia, Pennsylvania in December 1996 and intends to open a loan production office in Fairfax, Virginia in early 1997.

  The Company's underwriting policies with respect to commercial and multifamily first mortgage loans are based primarily on the loan-to-value ratio of the property and an assessment as to the adequacy of the underlying project's cash flow and its coverage of operating expenses and debt service payments. The Company's underwriting policies generally also require an appraisal of the underlying property, an engineer's report and a "Phase I" environmental assessment. Loan-to-value ratios at the time of origination are usually not more than 75%.

  The Company's commercial and multifamily first mortgage loans generally have balloon payments of principal due between five and ten years after origination, and the adjustable-rate loans in this portfolio typically reprice every three to five years. Therefore, in periods of rising interest rates, there is a risk that borrowers may not be able to service the debt.

  Commercial and multifamily first mortgage loans entail significant additional risks compared to residential property loans. The payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the properties, and thus may be significantly affected by adverse conditions in these real estate markets or the economy in general. Therefore, even properties that are currently operating at a profit may encounter financial problems if vacancies occur or if leases are entered into, extended or renegotiated at lower market rates. In addition, certain of the Company's commercial and multifamily first mortgage loans have been made to business entities (which often have no significant assets other than their interest in the loan collateral) without recourse to the principles of such entities. The Company performs lease rollover risk analysis in an effort to identify any potential or existing risk to the performance of properties securing its commercial and multifamily first mortgage loans. There can be no assurance, however, that the Company's lease rollover risk analysis will identify any such risk with respect to a particular property.

  For a further discussion of the Company's commercial and multifamily first mortgage loans receivable, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

CONSUMER LENDING

  The Company's consumer loan portfolio, the principal balances of which amounted to $723.7 million at year-end 1996, includes adjustable- and fixed-rate home equity loans, automobile loans and lease financing, manufactured home loans, boat loans, unsecured and secured personal loans, property improvement loans, government-guaranteed student loans, loans secured by deposits, and unsecured revolving and overdraft checking loans. During 1996, the Company's consumer loan originations amounted to $373.4 million.

  Home equity loans, which represented approximately 70% of the Company's total consumer loan portfolio at December 31, 1996, are underwritten following guidelines similar to those for residential first mortgage loans. The loan-to-value ratio on any home equity loan, together with any prior lien, generally does not exceed 80%.

Loans made pursuant to home equity lines of credit have adjustable interest rates that, after an introductory period, are based generally on a fixed margin over the prime lending rate.

  The Company's strategy with respect to consumer lending is to increase loan production by marketing consumer loan products through its branch network and expanding the use of telemarketing and direct response channels. During 1996, the Company introduced several programs that cross-sell home equity loan products to its existing and new residential first mortgage loan customers. During 1997, the Company intends to expand its marketing of consumer loan products (principally home equity loans) to selected markets outside of its core lending area. However, no assurances can be made that these efforts will be successful.

  For a further discussion of the Company's consumer loans receivable, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

BUSINESS BANKING

  The Company originates business loans principally to finance seasonal working capital needs, expansion, renovation, and equipment purchases. These loans usually are made on a floating-rate basis. While the Company's business loans are primarily secured, the ability of the borrower to generate sufficient cash flows from operations to liquidate the debt is a critical component of the credit decision.

  During 1997, the Company intends to concentrate its business lending efforts on companies with up to $25 million in annual sales and is seeking to build relationships with such businesses by providing them with certain additional banking services, including deposit and cash management products. There can be no assurances, however, that the Company will be successful in these efforts.

  For a further discussion of the Company's business loans receivable, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

COMMUNITY REINVESTMENT ACT ("CRA") LENDING

  As part of its CRA activities, the Bank originates loans for affordable housing (which are loans to low- or moderate-income borrowers or in low- or moderate-income neighborhoods). In order to generate these loans, the Bank uses a variety of outreach initiatives, including specifically designated staff, participation in seminars and housing fairs, such as those targeted to first-time home buyers, loan application materials in a variety of foreign languages, and cooperative ventures with not-for-profit groups. The Bank's CRA lending activities also include community development financing for new construction and rehabilitation of affordable multifamily housing and targeted commercial projects. Typically, these project loans are made in partnership with government subsidy programs. The Bank has received three consecutive "outstanding" ratings from the OTS for its CRA compliance activities, including as a result of its most recent examination in 1995.

INVESTING ACTIVITIES

 Securities

  General. Pursuant to established policies and guidelines, the Company invests in certain securities available for sale, securities held to maturity and money market investments. Such investments are made in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes and complement the Company's lending activities, which are currently its primary focus. In addition, as a member of the Federal Home Loan Bank of New York ("FHLBNY"), the Bank is required to maintain a specified investment in the capital stock of the FHLBNY (see "Regulation and Supervision--Federal Home Loan Bank System").

  Securities Available for Sale and Securities Held to Maturity. The Company's strategy with regard to investing in securities available for sale and securities held to maturity has emphasized the purchase of adjustable-rate MBS or fixed-rate, medium-term MBS issued by FNMA, FHLMC, the Government National Mortgage Association ("GNMA"), and private issuers that are rated "AA" or better. This strategy has been employed primarily in order to limit credit risk and to enhance the Company's ability to more closely match the maturities and repricing dates of its assets and liabilities.

  The Company, in December 1995, transferred securities with an amortized cost of $3.6 billion, including $3.5 billion of MBS, from its held to maturity portfolio to its available for sale portfolio and designated for sale approximately $1 billion of the transferred MBS. The transfer of these securities was made in connection with the implementation of a balance sheet restructuring plan (the "Balance Sheet Restructuring Plan") and guidance issued in a special report by the Financial Accounting Standards Board (the "FASB") in November 1995, which allowed entities an opportunity to reassess their security classifications made pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). During 1996, principally in connection with the Balance Sheet Restructuring Plan, the Company sold $2.3 billion of securities, including certain relatively lower-yielding MBS.

  The following table sets forth the carrying value of the Company's securities available for sale, which are carried at estimated fair value, and securities held to maturity, which are carried at amortized cost, at December 31:

                          SECURITIES AVAILABLE FOR SALE    SECURITIES HELD TO MATURITY
                          ------------------------------ --------------------------------
                             1996       1995      1994      1996       1995       1994
                          ---------- ---------- -------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Debt securities:
  MBS:
  Pass-through securi-
   ties:
  Privately-issued......  $1,228,264 $2,715,097 $ 31,929 $2,520,013 $3,071,166 $5,715,783
  FNMA..................     919,346    747,189   85,824        --         --     155,347
  FHLMC.................     167,073    448,356  336,426     44,711        --     147,435
  GNMA..................     187,006     22,525    6,188        --         --     209,373
  Collateralized mort-
   gage
   obligations ("CMOs"):
    Privately-issued....         --         --       --   1,670,983  1,867,318  2,067,039
    FNMA................         --         --       --      94,412     94,636    113,440
    FHLMC...............         --         --     9,700     30,089     49,330     60,552
    Interest-only.......       1,291      1,679    2,810        --         --         --
                          ---------- ---------- -------- ---------- ---------- ----------
  Total MBS.............   2,502,980  3,934,846  472,877  4,360,208  5,082,450  8,468,969
                          ---------- ---------- -------- ---------- ---------- ----------
  U. S. government and
  federal agency........      17,969     28,045   34,133        --         --          65
  State and municipal...      43,307     78,053      --         --         --     110,553
  Domestic corporate....      15,328     17,249      440        --         --      17,935
  Other.................         --         --       --       3,763      3,286     12,375
                          ---------- ---------- -------- ---------- ---------- ----------
Total debt securities...   2,579,584  4,058,193  507,450  4,363,971  5,085,736  8,609,897
                          ---------- ---------- -------- ---------- ---------- ----------
Equity securities.......       9,988     12,672   23,264        --         --         --
                          ---------- ---------- -------- ---------- ---------- ----------
Total...................  $2,589,572 $4,070,865 $530,714 $4,363,971 $5,085,736 $8,609,897
                          ========== ========== ======== ========== ========== ==========

  At December 31, 1996, the Company's MBS held to maturity portfolio included $1.8 billion of CMOs, which consisted primarily of sequential pay tranches (approximately 46%), accretion directed tranches

(approximately 19%) and planned amortization tranches (approximately 9%). None of the Company's portfolio of CMOs were considered "high risk" securities, as defined by the Federal Financial Institutions Examination Council policy statement effective February 10, 1992, at the time of purchase. At December 31, 1996, one CMO with a carrying value of $9.7 million was considered to be "high risk" under that policy statement. The Company cannot provide any assurances that no other CMOs will be considered "high risk" in the future.

  The market risk of CMOs (as well as mortgages and other mortgage-related assets) is related to the duration of the investment instrument and the sensitivity of the duration to changes in prepayment rates. Duration is a measure of interest rate sensitivity for mortgage-related assets and is calculated by discounting projected cash flows (interest and principal payments generated by amortization and prepayments) generated by the instrument over time. Changes in either cash flows or discount factors (i.e., general interest rates) may increase or decrease duration and, therefore, the market risk of CMOs. Generally, interest rates are considered the most significant factor affecting the level of current and projected prepayment rates because home mortgage refinancing activity and the related level of prepayments is directly related to certain changes in interest rates. Increases in interest rates generally cause a reduction in refinance activity, thereby reducing current and projected prepayment rates, while decreases in interest rates tend to cause increases in refinance activity with resultant increases in current and projected prepayment rates. Accordingly, an analysis of interest rate risk on CMOs necessarily involves not only the effect of interest rates on discount factors, but also the changing duration of the CMOs that results from the impact of changing interest rates on current and expected prepayment experience. At December 31, 1996, the Company's CMO portfolio had, in the aggregate, a duration of 2.4 years and an average life of 2.8 years, with an estimated condition prepayment rate ("CPR") of 11% per year.

  For further information concerning the Company's securities available for sale and securities held to maturity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 3 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

  Money Market Investments. The Company invests in a wide range of money market instruments, including overnight and term federal funds, commercial paper, time deposits, and repurchase agreements. Money market investments are used to invest the Company's available funds resulting from deposit-taking operations and normal cash flow and to help satisfy both internal liquidity needs and the Bank's regulatory liquidity requirements (see "Regulation and Supervision--Liquid Assets").

 Loans Receivable

  The Company's loans receivable portfolio includes residential first mortgage loans, commercial and multifamily first mortgage loans, construction loans, cooperative apartment loans, and consumer and business loans. A summary of the Company's loans receivable, net, is as follows at December 31:

                             1996         1995        1994        1993        1992
                          -----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
First mortgage loans:
 Principal balances:
  Residential...........  $ 6,758,901  $5,925,050  $5,485,648  $4,885,338  $4,438,629
  Commercial and multi-
   family...............    1,856,563   1,813,344   1,834,114   1,211,551   1,219,902
  Construction..........       70,395      68,901      45,835      17,314      31,351
                          -----------  ----------  ----------  ----------  ----------
    Total principal bal-
     ances..............    8,685,859   7,807,295   7,365,597   6,114,203   5,689,882
 Undisbursed funds on
  construction loans in
  process...............      (33,652)    (24,369)     (3,254)     (1,016)    (15,560)
 Net deferred yield
  adjustments...........       46,783      37,754       6,617      15,155     (13,082)
                          -----------  ----------  ----------  ----------  ----------
    Total first mortgage
     loans..............    8,698,990   7,820,680   7,368,960   6,128,342   5,661,240
                          -----------  ----------  ----------  ----------  ----------
Cooperative apartment
 loans:
 Principal balances.....    1,257,798   1,214,812   1,174,287   1,066,725   1,145,541
 Net deferred yield
  adjustments...........        3,850       2,218       1,965        (497)       (710)
                          -----------  ----------  ----------  ----------  ----------
    Total cooperative
     apartment loans....    1,261,648   1,217,030   1,176,252   1,066,228   1,144,831
                          -----------  ----------  ----------  ----------  ----------
Consumer and business
 loans:
 Principal balances:
  Home equity...........      506,534     494,528     503,197     442,401     493,974
  Manufactured home.....       60,965      78,319      98,354     110,962     143,368
  Automobile............       43,661      53,947      30,104       7,067      11,789
  Loans secured by de-
   posit accounts.......       39,684      40,578      40,309      40,191      45,984
  Other consumer........       72,831      85,915     100,853     101,484     115,176
  Business..............       43,138      35,189      31,817       6,899      10,077
                          -----------  ----------  ----------  ----------  ----------
    Total principal bal-
     ances..............      766,813     788,476     804,634     709,004     820,368
 Net deferred yield
  adjustments...........       10,606       4,127       1,776       2,999       2,661
                          -----------  ----------  ----------  ----------  ----------
    Total consumer and
     business loans.....      777,419     792,603     806,410     712,003     823,029
                          -----------  ----------  ----------  ----------  ----------
Allowance for loan loss-
 es.....................     (106,495)   (128,295)   (170,383)   (157,515)   (248,429)
                          -----------  ----------  ----------  ----------  ----------
Total loans receivable,
 net....................  $10,631,562  $9,702,018  $9,181,239  $7,749,058  $7,380,671
                          ===========  ==========  ==========  ==========  ==========

  For a further discussion of the Company's loans receivable, net (including non-accrual loans and loans modified in a troubled debt restructuring ("TDR")), see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

BORROWED FUNDS

  The Company's borrowed funds consist of securities sold under agreements to repurchase, advances from the FHLBNY, senior notes and certain other borrowings. As a member of the FHLBNY, the Bank is eligible to apply for advances secured by the capital stock it holds in the FHLBNY and by certain other assets. Although historically the largest component of the Company's total borrowed funds, during 1996, the Company substantially reduced its reliance on such advances. In addition, during 1996, the Company significantly increased its use of securities sold under agreements to repurchase as a source of funds, primarily due to their generally lower cost as compared with FHLBNY advances. However, as part of the Balance Sheet Restructuring Plan, the Company reduced its overall level of borrowed funds by $1.8 billion from December 31, 1995 to December 31, 1996.

  For additional information regarding the Company's borrowed funds, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 9, 10, 11, and 12 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

MERGER AND ACQUISITION ACTIVITIES

  On January 13, 1995, Anchor Bancorp and Anchor Savings were merged with and into the Holding Company and the Bank, respectively, with the Holding Company and the Bank being the surviving entities. Anchor Savings, on August 12, 1994, had acquired all of the outstanding common stock and preferred stock of The Lincoln Savings Bank, FSB ("Lincoln") for $80.0 million in cash, and immediately thereafter, Lincoln was merged with and into Anchor Savings (the "Lincoln Acquisition"). The Lincoln Acquisition was accounted for using the purchase method of accounting. In addition, during the fourth quarter of 1995, the Company consummated the National and Madison Acquisitions.

  In December 1996, the Company entered into a definitive agreement to acquire BFS for approximately $92 million in cash. It is expected that the transaction will be accounted for under the purchase method of accounting. At December 31, 1996, BFS had total assets of $650.5 million, loans receivable, net, of $586.8 million, substantially all of which were multifamily first mortgage loans, and deposits of $453.5 million. The acquisition of BFS, which remains subject to regulatory approval, is expected to be consummated during the second quarter of 1997.

EMPLOYEES

  The Company had 3,159 employees at December 31, 1996. The Company maintains a comprehensive employee benefit program providing, among other benefits, a retirement income plan, hospitalization and major medical insurance, stock-based compensation plans, savings plans, and life insurance. Employees of the Company are not represented by any collective bargaining group. The Company considers its employee relations to be satisfactory.

COMPETITION

  The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition for deposits historically has come from other thrift institutions and commercial banks doing business in the greater New York metropolitan area. The Company also competes for funds with money market mutual funds, corporate and governmental debt securities, and other investment alternatives. The Company's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies, consumer finance companies, insurance companies, and other institutional lenders. A number of institutions with which the Company competes for deposits and loans have significantly greater assets and capital than the Company.

REGULATION AND SUPERVISION

 General

  As a savings and loan holding company, the Holding Company is subject to OTS regulations, examinations and reporting requirements. The Bank is a federal savings bank and a member of the FHLBNY and is subject to the regulations, examinations and reporting requirements of the OTS, as the primary regulator of federal savings associations, and of the FDIC, as insurer of the Bank's deposits. Additionally, the Bank is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

  The description of statutory provisions and regulations applicable to savings associations and savings and loan holding companies set forth below does not purport to be a complete description of the statutes and regulations described or of all such statutes and regulations and their effects on the Bank and the Holding Company. The regulatory scheme has been established primarily for the protection of depositors and the financial system generally and is not intended for the protection of stockholders or other creditors.

 Deposit Insurance

  The FDIC administers two separate deposit insurance funds, the SAIF and the BIF. The Bank is a member of the BIF; approximately 68% of its deposits are BIF-insured and approximately 32% are SAIF-insured. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under this system, both BIF-insured and SAIF-insured depository institutions are placed into one of nine confidential assessment risk categories using a two-step process based first on capital ratios and then on other factors.

  On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted, which, among other things, addressed the previously existing imbalance between deposit insurance assessment rates for BIF-insured and SAIF-insured deposits. As of October 1, 1996, the effective date of a rule issued by the FDIC pursuant to the Funds Act, SAIF-insured deposit assessment rates were reduced to a range of between $0.00 to $0.27 for each $100 of insured deposits from $0.23 to $0.31 for each $100 of insured deposits. This reduction brought SAIF-insured deposit assessment rates in line with existing BIF-insured deposit assessment rates.

  The Funds Act also provides that, beginning January 1, 1997, assessments will be imposed on insured depository institutions with respect to BIF-assessable deposits in order to pay for a portion of the debt service of certain bonds issued by the Federal Financing Corporation (the "FICO Bonds"). Prior to January 1, 1997, assessments to pay the debt service on the FICO Bonds were applicable only to SAIF-member institutions. In addition, the Funds Act provides that, between January 1, 1997 and the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist, BIF-assessable deposits, for purposes of the FICO Bonds debt service assessment, will be assessed at a rate equal to 20% of the rate applied to SAIF-assessable deposits. Thereafter, all insured deposits will be assessed on a pro rata basis. The FDIC has established initial assessment rates of $0.0648 for each $100 of SAIF-assessable deposits and $0.01296 for each $100 of BIF-assessable deposits and currently estimates that they will change to $0.0243 for each $100 of all deposits for the period January 1, 2000, or such earlier date on which the last savings association ceases to exist, through the year 2017 (the maturity date of the FICO Bonds). For certain BIF-member institutions having SAIF-insured deposits, including the Bank, 20% of SAIF-insured deposits will be deemed to be BIF-insured deposits for purposes of computing FICO Bonds assessments.

  The FDIC implemented portions of the Funds Act in a final regulation that became effective on October 8, 1996. The FDIC regulation mandated a special assessment of $0.657 per $100 of SAIF-insured deposits as of March 31, 1995 to recapitalize the SAIF and bring it to its statutorily-required level of $1.25 of reserves for each $100 of insured deposits (the "Special Assessment"). However, the Funds Act provided for certain adjustments for purposes of computing the Special Assessment, including a 20% reduction for certain BIF-member institutions having SAIF-insured deposits, such as the Bank. The Bank's Special Assessment was $26.3 million.

  The Funds Act further provides for the merger of the SAIF and the BIF on January 1, 1999 if no insured depository institution is a savings association on that date.

  Until the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist, the Funds Act also provides that the federal banking agencies are to take "appropriate action" to prevent insured depository institutions and depository institution holding companies from facilitating or encouraging the shifting of deposits from SAIF-assessable deposits to BIF-assessable deposits for the purpose of evading the assessments imposed on insured depository institutions with respect to SAIF-assessable deposits for deposit insurance and the FICO Bonds debt service.

  For additional information associated with the Bank's deposit insurance, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-Interest Expense--G&A Expense."

 Capital Requirements

  Under federal law and OTS regulations, savings associations are required to comply with each of three separate capital adequacy standards: a leverage or core capital requirement; a tangible capital requirement; and a risk-based capital requirement. The OTS is also authorized to establish individual minimum capital requirements for a savings association consistent with these capital standards. The OTS has not established any such individual minimum capital requirements for the Bank. There are potentially severe consequences for failing to meet these regulatory capital requirements.

  The leverage capital requirement adopted by the OTS requires savings associations to maintain core capital in an amount equal to at least 3% of adjusted total assets. Core capital includes common stockholders' equity (including common stock, common stock surplus and retained earnings, but excluding any net unrealized gains or losses, net of related taxes, on certain securities available for sale), non-cumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets, other than mortgage servicing rights ("MSR") valued in accordance with applicable regulations and purchased credit card relationships ("PCCR"), generally must be deducted from core capital. MSR and PCCR may comprise only up to 50% of core capital. At December 31, 1996, the Bank included $101.7 million of MSR in its core capital and had no PCCR. In addition, certain deferred tax assets and investments in and loans to non-includable subsidiaries must be deducted from core capital. At December 31, 1996, the Bank included $116.8 million of net deferred tax assets in regulatory capital. None of the Bank's subsidiaries are considered to be "non-includable subsidiaries."

  Savings associations are required to hold tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital means core capital less any intangible assets (except for MSR includable in core capital).

  Under the risk-based capital requirement, savings associations must maintain a ratio of total capital to risk-weighted assets equal to at least 8%. Risk-weighted assets are determined by multiplying certain categories of the institution's assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% based on the credit risk associated with those assets as specified in OTS regulations. For purposes of the risk-based capital requirement, total capital means core capital plus supplementary capital, so long as the amount of supplementary capital that is used to satisfy the requirement does not exceed the amount of core capital. Supplementary capital includes, among other things, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The OTS adopted a rule, effective January 1, 1994, incorporating an interest-rate risk component into its existing risk-based capital requirement. In March 1995, the OTS extended a waiver of the interest rate risk capital deduction until it issued a Thrift Bulletin establishing an appeals process and notified thrift institutions of the effective date. Although the OTS issued the Thrift Bulletin on August 21, 1995, it also announced that the automatic interest rate risk capital deduction would not be implemented until the OTS issued a notice otherwise.

  Pursuant to FDICIA, the OTS adopted prompt corrective action ("PCA") regulations that established five capital categories for savings associations ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and require certain mandatory actions and authorize other discretionary actions to be taken by the OTS with respect to institutions in the three undercapitalized categories, with the nature and extent of such actions dependent primarily on the category in which the institution is placed. The OTS has specified by regulation the relevant capital level for each category. Under OTS regulations, an institution is considered well capitalized if its ratio of total risk-based capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or greater and it is not subject to any order or directive by the OTS to meet a specific capital level.

  In addition, an institution's primary federal bank regulatory agency is authorized to downgrade the institution's capital category to the next lower category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings or liquidity.

  For information concerning the Bank's regulatory capital status, see Note 14 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

  The Federal Deposit Insurance Act (the "FDI Act") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would be "undercapitalized." "Undercapitalized" depository institutions are subject to limitations on, among other things, asset growth, acquisitions, branching, new business lines, acceptance of brokered deposits, and borrowings from the Federal Reserve System and are required to submit a capital restoration plan. The federal bank regulatory agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's holding company, if any, must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the holding company under such guarantee is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became "undercapitalized," or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If the depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

 Depositor Preference

  The FDI Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC, as a receiver, would be afforded a priority over other general unsecured claims against such an institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, non-deposit creditors, including a holding company for the institution (such as the Holding Company), in order of priority of payment.

 Loans-to-One-Borrower Limitations and Loans to Insiders

  Savings associations are subject to loans-to-one-borrower limitations under federal law and OTS regulations. At December 31, 1996, the Bank's loans-to-one-borrower limitation was approximately $194 million.

  Savings associations are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act. These provisions, among other things, limit a savings institution's extension of credit to the principal stockholders, directors and executive officers of the savings institution and its affiliates and to the related interests of these persons.

 Liquid Assets

  The OTS has promulgated regulations that require savings associations to maintain, during each calendar month, an average daily balance of "liquid assets" of not less than 5%, and "short-term liquid assets" of not less than 1%, of their liquidity base (average daily balances of net withdrawable accounts plus short-term borrowings during the preceding calendar month). Monetary penalties may be imposed for failure to meet liquidity ratio requirements.

  For additional information on the Bank's regulatory liquid assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity."

 Qualified Thrift Lender ("QTL") Test

  Under federal law and OTS regulations, savings associations are required to maintain 65% of their "portfolio assets" (total assets less goodwill, intangibles, property used to conduct business and certain liquid assets up to 20% of assets) in "qualified thrift investments," which consist primarily of loans and other investments related to residential real estate, together with certain other assets, for nine of every 12 months. Savings associations that fail the QTL test are subject to substantial restrictions on their activities and to certain other penalties. The Company believes it is in compliance with this regulation. At December 31, 1996, the Bank had approximately 96% of its portfolio assets in qualified thrift investments.

 Restrictions on Dividends and Capital Distributions

  The principal source of the Holding Company's income consists of dividends, if any, from the Bank, the payment of which is subject to certain regulatory restrictions. These restrictions may affect the Holding Company's liquidity as well as its ability to pay dividends on its capital stock or principal or interest on its debt. A savings association, such as the Bank, may not make a capital distribution (or pay management fees to its holding company) if, following such distribution (or payment), the institution would be "undercapitalized" as that term is defined for purposes of the PCA provisions described above. In addition, OTS regulations limit the ability of savings associations to pay dividends and make other capital distributions according to the institution's level of capital and income, with the greatest flexibility afforded to institutions that meet or exceed their OTS capital requirements. Capital distributions include cash dividends, payments to repurchase, redeem, retire or otherwise acquire an institution's shares, payments to stockholders of another institution in a cash-out merger, other distributions charged against capital and any other transaction that the OTS determines to entail a payout of capital. To the extent that the OTS regulations described below and the PCA provisions are inconsistent, the PCA provisions take precedence.

  Under current OTS regulations, a savings association that exceeds its fully phased-in OTS capital requirements both before and after a proposed distribution (a "Tier 1 Institution") and that has not been advised by the OTS that it is in need of more than normal supervision may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. In addition, a Tier 1 Institution may make capital distributions in excess of the foregoing limits if it gives the OTS 30 days' notice of the proposed distribution and the OTS does not object within that period. A Tier 1 Institution that has been notified by the OTS that it is in need of "more than normal supervision" must, under the OTS regulations, be treated as a "Tier 2 Institution" or a "Tier 3 Institution," to which progressively more stringent restrictions on dividends and capital distributions apply. As of December 31, 1996, the Bank was a Tier 1 Institution.

  The OTS also may prohibit a proposed capital distribution that would otherwise be permitted if it determines that the distribution would constitute an unsafe or unsound practice. Finally, a savings association that has converted from mutual to stock form, such as the Bank, may not declare or pay a dividend on or repurchase any of its capital stock if the effect of such action would be to reduce the regulatory capital of the institution below the amount required for its "liquidation account."

  For a discussion of limitations on the ability of the Holding Company to issue dividends, see Notes 11 and 13 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

 Transactions with Affiliates

  Under federal law and regulation, transactions between a savings association and its "affiliates," which term includes its holding company and other companies controlled by its holding company, are subject to quantitative and qualitative restrictions. Savings associations are restricted in their ability to engage in certain types of transactions with their affiliates. These "covered transactions" include: (i) purchasing or investing in securities issued by an affiliate; (ii) lending or extending credit to, or guaranteeing credit of, an affiliate; (iii) purchasing assets from an affiliate; and (iv) accepting securities issued by an affiliate as collateral for a loan or extension of credit. Covered transactions are permitted between a savings association and a single affiliate up to 10% of the capital stock and surplus of the association, and between a savings association and all of its affiliates up to 20% of the capital stock and surplus of the institution. The purchase of low-quality assets by a savings association from an affiliate is not permitted. Each loan or extension of credit to an affiliate by a savings association must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. Notwithstanding the foregoing, a savings association is not permitted to make a loan or extension of credit to any affiliate unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies. Savings associations also are prohibited from purchasing or investing in securities issued by an affiliate, other than shares of a subsidiary. Covered transactions between a savings association and an affiliate, and certain other transactions with or benefiting an affiliate, must be on terms and conditions at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. This arms-length requirement applies to all covered transactions, as well as to: (i) the sale of securities or other assets to an affiliate; (ii) the payment of money or the furnishing of services to an affiliate; (iii) any transaction in which an affiliate acts as agent or broker or receives a fee for its services to the savings association or to any other person; or (iv) any transaction or series of transactions with a third party if any affiliate has a financial interest in the third party or is a participant in the transaction or series of transactions.

 CRA

  Under the CRA and the implementing OTS regulations, a savings association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate- income neighborhoods, consistent with the safe and sound operation of the institution. Until July 1, 1997, the OTS implementing regulations require the board of directors of each savings association to adopt a CRA statement for each delineated local community that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. Following each of the three most recent CRA examinations of the Bank by the OTS, the latest of which was completed in June 1995, the Bank received an "outstanding" CRA rating, which is the highest rating that an institution may receive.

  Under new standards, the OTS will assign a CRA rating based upon a Lending Test, Investment Test and Service Test keyed to, respectively, the number of loans, the number of investments, and the level of availability of retail banking services in a savings association's assessment area. The Lending Test will be the primary component of the assigned composite rating. An "outstanding" rating on the Lending Test automatically will result in at least a "satisfactory" rating on the composite, but an institution cannot receive a "satisfactory" or better rating on the composite if it does not receive at least a "low satisfactory" rating on the Lending Test. Alternatively, a savings association may elect to be assessed by complying with a strategic plan approved by the OTS. Evaluation under the new rules becomes mandatory on July 1, 1997; however, a savings association could elect to be evaluated under the new rules beginning on January 1, 1996, although the Bank did not elect to do so. Data collection requirements became effective January 1, 1996.

 Savings Association Investment Powers

  Federal savings associations are subject to comprehensive regulation governing their investments and activities. Among other things, a federal savings association may invest up to 3% of its assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the association itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries, stock of government-sponsored agencies such as FHLMC and FNMA, and certain "pass-through investments" in entities engaging only in activities that a federal savings association may conduct directly, federal savings associations generally are not permitted to make equity investments. A service corporation in which a federal savings association may invest is permitted to engage in activities reasonably related to the activities of a federal savings association as the OTS may approve on a case-by-case basis and certain activities pre-approved by the OTS.

  Under federal law, a savings association may not acquire or retain, directly or through a subsidiary, any corporate debt securities that, when acquired, were not rated in one of the four highest rating categories by at least one nationally recognized rating agency, unless such activity is done through a separately capitalized affiliate (other than a subsidiary or an insured depository institution).

  Until June 1983, Dime Savings was a New York State-chartered mutual savings bank. Dime Savings converted to a federally-chartered mutual savings bank in 1983 and in 1986 converted from mutual to stock form. Federal law and regulations empower the Bank to exercise any authority to make investments or engage in activities that Dime Savings was authorized to exercise or engage in under New York law in effect at the time it converted to a federal mutual charter, whether or not Dime Savings had utilized such authority as a state-chartered mutual savings bank. These so-called "grandfathered" powers are in addition to the powers the Bank possesses as a federal savings bank. Among these grandfathered powers is the authority to make "leeway" investments. Under this authority, the Bank, subject to certain limitations, may make equity and other investments that do not qualify under any other provision of the grandfathered powers, so long as no one such investment exceeds 1% of the Bank's assets and the total of all such investments does not exceed 5% of its assets. However, certain specific types of investments are prohibited under this provision, including the acquisition of common stock in a commercial bank or life insurance company. The Merger did not affect the Bank's grandfathered powers, except that it now also has the grandfathered powers formerly possessed by Anchor Savings, which are generally similar to those related to Dime Savings.

  The exercise of these grandfathered powers, or any other activity, is subject to the authority of the FDIC to issue regulations or orders it deems necessary to prevent actions or practices that pose a serious threat to the BIF or the SAIF. The FDIC has authority, upon making such determination, to prohibit a savings association from engaging in that activity.

 Acquisition of Control of Savings Associations

  The Home Owners Loan Act ("HOLA") prohibits a savings and loan holding company, directly or indirectly, from: (i) acquiring control of a savings association or another savings and loan holding company, without prior OTS approval; (ii) generally acquiring more than 5% of the voting shares of a savings and loan holding company or a savings association which is not a controlled subsidiary; or (iii) acquiring control of an "uninsured institution," as defined in the HOLA. No director or officer of a savings and loan holding company or individual owning, controlling or holding power to vote more than 25% of the holding company's voting shares may: (i) hold, solicit or exercise proxies in respect of any voting rights in a mutual savings association; or

(ii) except with the prior approval of the OTS, acquire control of any savings association that is not a subsidiary of such holding company.

 Federal Home Loan Bank ("FHLB") System

  The Bank is a member of the FHLB system, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. Members are required to hold shares of the capital stock of the regional FHLB in which they are a member in an amount at least equal to the greater of 1% of the member's home mortgage loans or 5% of the member's advances from the FHLB.

 Federal Reserve System

  Federal Reserve Board regulations require depository institutions, including the Bank, to maintain non-interest-earning reserves against certain deposits. The Bank maintained $34.2 million of such reserves for the calculation period including December 31, 1996. The effect of these reserve requirements is to reduce the Bank's interest-earning assets. The balances maintained to comply with the reserve requirements of the Federal Reserve Board may be used to satisfy the liquidity requirements imposed on the Bank by the OTS.

  The Bank is also subject to additional regulations promulgated by the Federal Reserve Board, including, but not limited to, Regulation B (Equal Credit Opportunity Act), Regulation E (Electronic Fund Transfers Act), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act).

  FHLB system members are authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

 Legislative and Regulatory Proposals

  The operations of a savings association and a savings and loan holding company are affected by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the Federal Reserve Board. The fiscal and economic policies of various governmental entities and the monetary policies of the Federal Reserve Board have a direct effect on the Company's business operations and the availability, growth and distribution of the Company's investments and deposits.

  In addition, proposals to change the laws and regulations governing the operations and taxation of savings associations and other financial institutions and companies that control such institutions are frequently raised in Congress and before the OTS and other bank regulatory authorities. The likelihood of any major changes in the future and the effect such changes might have on the Company are impossible to determine.

 Federal Securities Laws

  The Holding Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading and other requirements and restrictions under the Securities Exchange Act of 1934.

TAXATION

 Federal Income Taxation

  General. The Holding Company files consolidated federal income tax returns with its eligible 80%- or greater-owned subsidiaries on a calendar year basis. The maximum corporate federal income tax rate applicable to the Holding Company and its subsidiaries currently is 35%, subject to the 20% alternative minimum tax applicable to corporations, as discussed below.

  Alternative Minimum Tax. The 20% alternative minimum tax applies generally to taxable income, with certain adjustments, plus items of tax preference ("AMTI") and is imposed to the extent that the alternative minimum tax exceeds the regular income tax for the taxable year. The amount of AMTI that can be offset by net operating loss ("NOL") carryforwards is limited to 90% of AMTI. Therefore, for taxable years in which available NOL carryforwards completely offset taxable income, the Holding Company (and its subsidiaries) would be subject to an effective minimum federal tax rate of 2% of AMTI (as determined before offset by NOL carryforwards). Any alternative minimum tax paid by the Company would be available as a carryforward tax credit, which, subject to certain limitations, can be used to reduce otherwise determined regular federal tax liability.

  Bad Debt Deductions. Effective for 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, "large thrifts," including the Bank, are required to claim a deduction equal to their actual loss experience, and the "reserve method" is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 are subject to recapture over a six- to eight-year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders.

  In New York State and New York City, legislation was enacted during 1996 and in early 1997, respectively, that allows thrift institutions to continue to use the reserve method of tax accounting for bad debts and to determine a deduction for bad debts in a manner similar to prior law.

 State and Local Taxation

  New York State and New York City each imposes an annual franchise tax on banking corporations, based on net income allocable to New York State or New York City, respectively, at a rate of 9%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge equal to 17% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District and an additional tax surcharge equal to 2.5% of the New York State franchise tax for the 1996 taxable year, with a scheduled expiration for subsequent years. NOLs cannot be carried back or forward for New York State or New York City tax purposes. These taxes apply to the Holding Company, the Bank and certain of the Bank's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

  The Holding Company and certain of its subsidiaries are subject to state and local taxation in states outside New York. For example, New Jersey imposes a Savings Institution Tax based on net income attributed to New Jersey on the basis of separate accounting, at a rate of 3%. NOLs cannot be carried back or forward. In addition, the Holding Company is subject to an annual franchise tax imposed by Delaware, its state of incorporation. This franchise tax is the higher of an amount determined by reference to authorized shares or assumed capital (asset size), but cannot exceed $150,000.

 Limitations on Use of Tax Losses; Effect of the Merger

  As of December 31, 1996, the Company had certain net deferred tax benefits (generally, expenses or losses recorded in the financial statements that have not yet reduced its income tax liability) of approximately $184 million, all of which had been reflected in the Company's earnings.

  The timing of the realization of a substantial portion of the Company's deferred tax asset may be subject to significant limitation under section 382 ("Section 382") of the Internal Revenue Code (the "Code") if the Holding Company undergoes an ownership change as defined by Section 382 ("Ownership Change"). In the event of an Ownership Change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset, after the date of the Ownership Change (the "Change Date"), with NOL carryforwards and certain net unrealized built-in losses existing on the Change Date. The limitation equals the product of (i) the fair market value of the corporation's equity on the Change Date (with certain adjustments, including an adjustment excluding certain capital contributions made in the two years preceding the Change Date) and (ii) a long-term tax-exempt bond rate as defined by the Code.

  Generally, an Ownership Change occurs with respect to a corporation if any shareholders who own or have owned, directly or indirectly, 5% or more of the capital stock of the corporation ("5% stockholders") increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such stockholders at any time during the testing period (generally the three years preceding). In applying Section 382, under a special rule, at least a portion of newly-issued stock is considered to be acquired by a new 5% stockholder even if no person acquiring the stock in fact owns as much as 5% of the issuer's stock. Under this rule, all of the Holding Company's common stock ("Common Stock") issued to Anchor Bancorp's common stockholders in the Merger will be considered to have been acquired by a new 5% stockholder.

  Based on the information currently available to the Holding Company, it does not currently believe that the issuance of shares of Common Stock in the Merger resulted in an Ownership Change. However, the application of Section 382 is highly complex and uncertain in some respects. In addition, the Merger resulted in a substantial increase in the percentage of ownership of capital stock of the Holding Company by 5% stockholders. Accordingly, even if the Merger did not cause an Ownership Change, it may have increased significantly the likelihood that there may be an Ownership Change in the three years after the effective date of the Merger. The acquisition of capital stock of the Holding Company by a 5% stockholder during this three-year period could cause an Ownership Change.

  The certificate of incorporation of the Holding Company limits transfers of shares of Common Stock and other interests in the Holding Company that would be treated as stock by the Internal Revenue Service and certain options that would either cause a person or entity to become a 5% stockholder or increase a 5% stockholder's percentage ownership interest, in an effort to prevent transfers from triggering an Ownership Change. However, the Holding Company's Board of Directors (the "Board") retains the discretion to waive these limitations or to take certain other actions that could trigger an Ownership Change should it appear advantageous for the Holding Company to allow an Ownership Change to take place. A regular trade in the stock of the Holding Company through a national securities exchange by a person or entity that does not, and will not, own directly or indirectly 5% or more of the capital stock of the Holding Company before or after the trade generally will not be limited by the Holding Company's certificate of incorporation.

 Other Tax Information

  For additional information regarding income taxes of the Company, see Note 17 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and position of each executive officer of the Company as of March 1, 1997 and the year in which such person joined the Company:

                                                                                     WITH THE
                                                                                     COMPANY
          NAME           AGE         POSITIONS AND OFFICES WITH THE COMPANY           SINCE
------------------------ --- ------------------------------------------------------- --------
Lawrence J. Toal........  59 Director, Chief Executive Officer, President, and Chief   1991
                             Operating Officer
Gene C. Brooks..........  47 General Counsel                                           1995
D. James Daras..........  43 Treasurer and Asset/Liability Executive                   1990
Fred B. Koons...........  52 Chief Executive Officer, Mortgage Banking                 1996
Carlos R. Munoz.........  61 Chief Credit & Risk Management Officer                    1995
Cody T Sickle...........  47 General Manager, Consumer Financial Services              1995

  Mr. Daras has been employed by the Company for more than five years. The principal occupation for at least the last five years of each other executive officer who is not a member of the Board and who is not currently a nominee for election to the Board is set forth below:

  Mr. Brooks served as Vice President and General Counsel of Anchor Bancorp from its formation until the Merger and as Secretary of Anchor Bancorp from March 1993 until the Merger. He joined Anchor Savings in July 1987 and assumed his present position in April 1995.

  Mr. Koons joined the Company in December 1996 as Chief Executive Officer, Mortgage Banking. Prior to his joining the Company, he had been a consultant to the Company regarding its mortgage banking strategy. Previously, Mr. Koons was Chairman and Chief Executive Officer of Chase Manhattan Mortgage Corporation, where he was responsible for all aspects of its residential lending activities in the United States. He had joined Chase in 1980 and served in various positions, including Regional Executive, Secondary Marketing Executive and Production Executive.

  Mr. Munoz joined the Company in April 1995 as Chief Credit Officer. Prior to joining the Company, he served in various positions with Citibank, N.A., where he was most recently Senior Vice President and a member of the Credit Policy Committee. In that position, he had been responsible at various times for credit management and oversight of part or all of Citibank's worldwide consumer banking activities, as well as Private Banking and Global Finance in Latin America. He previously served with Citibank in New York, San Francisco and the Caribbean, including management of the bank's corporate lending activities in the Western United States and the workout of exposure to the troubled Real Estate Investment Trust industry in the mid-1970's.

  Mr. Sickle joined Anchor Savings in 1972 and was Executive Vice President of Retail Banking prior to the Merger. He assumed his present position following the Merger. It is currently contemplated that Mr. Sickle's employment with the Company will terminate during the second quarter of 1997.

ITEM 2. PROPERTIES

  As of December 31, 1996, the Bank had 86 full-service branches. The Company owned the building and the land for 36 of those branches and leased the building and the land for the remaining 50 branches. At that date, the Company also owned the building and leased the land for its remote computer operations hub in Valley Stream, New York and leased 37 loan production offices in various states, its principal executive office in New York City, its administrative headquarters in Uniondale, New York and its loan servicing operations facility in Albion, New York. For further information regarding the Company's properties and lease obligations, see Notes

6 and 19 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 3. LEGAL PROCEEDINGS

  On January 13, 1995, Anchor Savings filed suit in the United States Court of Federal Claims against the United States for breach of contract and taking of property without compensation in contravention of the Fifth Amendment to the United States Constitution. The action arose because the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Anchor Savings of the ability to include supervisory goodwill and certain other assets for purposes of computing its regulatory capital as the Federal Savings and Loan Insurance Corporation ("FSLIC") had agreed it could. The direct effect was to cause Anchor Savings to go from an institution that substantially exceeded its regulatory capital requirements to one that was critically undercapitalized upon the effectiveness of the FIRREA-mandated capital requirements.

  From 1982 to 1985, Anchor Savings had acquired eight FSLIC-insured institutions that were in danger of failing and causing a loss to the FSLIC. Four institutions were acquired with some financial assistance from the FSLIC and four were unassisted "supervisory" cases. In acquiring the institutions, Anchor Savings assumed liabilities determined to exceed the assets it acquired by over $650 million at the dates of the respective acquisitions. The difference between the fair values of the assets acquired and the liabilities assumed in the transactions were recorded on Anchor Savings' books as goodwill. At the time of these acquisitions, the FSLIC had agreed that this supervisory goodwill was to be amortized over periods of up to 40 years. Without that agreement, Anchor Savings would not have made the acquisitions. When the capital regulations imposed under FIRREA became effective, Anchor Savings still had over $518 million of supervisory goodwill on its books and approximately 20 years remaining to amortize it under the agreements with FSLIC. The FIRREA-mandated capital requirements excluded all but approximately $124 million of Anchor Savings' supervisory goodwill, over $42 million attributable to the FSLIC contribution in one acquisition, and, until the formation of Anchor Bancorp in 1991, $157 million associated with preferred stock issued to the FSLIC as a result of one of the acquisitions. FIRREA also required the remaining supervisory goodwill to be eliminated by December 31, 1994 for regulatory capital purposes. The elimination of the supervisory goodwill resulted in severe limitations on Anchor Savings' activities and required the disposition of valuable assets under liquidation-like circumstances, as a result of which Anchor Savings was damaged. The complaint asks that the government make Anchor Savings whole for the effects of the loss, which are estimated to exceed substantially the goodwill remaining at the time FIRREA was enacted.

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

  All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the Merger), have been assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases, which imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the government's actions with that contract in each of the related transactions. The government has disputed the existence of a contract in each case and cross-moved for summary judgment. The government presently is required to identify any affirmative defenses it is aware of during the second quarter of 1997. The Bank may reply to the government's submission. No timetable has been set for disposition of the Bank's motions and the government cross-motions. If the Bank prevails on any of its motions, it will be allowed to engage in discovery as to damage issues and any remaining liability issues. Schedules and procedures for such subsequent proceedings have not yet been established. It is not possible to predict whether any of the Bank's partial summary judgment motions will be granted or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

  There have been no decisions determining damages in any of the Winstar-related cases. It is possible that any determination of damages by the Court of Federal Claims will be appealed. It is impossible to predict the measure of damages that will be upheld in cases in which liability is found. The Company, nevertheless, believes that its claim is meritorious and that it is entitled to damages that, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted.

  The Bank and its wholly-owned subsidiary, Dime Mortgage of New Jersey, Inc., have been named in an action entitled Koslowe v. Dime Mortgage of New Jersey and The Dime Savings Bank of New York, which was filed, as a purported class action, in the United States District Court, District of New Jersey during the first quarter of 1997. The plaintiff alleges, among other things, that, in connection with the making of residential property loans, the Bank and its subsidiary made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act ("RESPA") and engaged in unfair acts in violation of the deceptive trade practices laws of various states. The plaintiff seeks unspecified compensatory damages plus, as to certain claims, treble damages. The Company believes that its compensation programs for mortgage brokers comply with applicable laws and with accepted mortgage banking industry practices and that it has meritorious defenses to the action. The Company intends to oppose the action vigorously.

  Certain other claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Company in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to the Holding Company's stockholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DME." The following table sets forth the high and low sales prices of the Common Stock based on the NYSE Composite Tape for the periods indicated.

                                                                   PRICE RANGE
                                                                 ---------------
                                                                  HIGH     LOW
                                                                 ------- -------
      1996:
        Fourth quarter.......................................... $16.750 $13.500
        Third quarter...........................................  14.000  11.250
        Second quarter..........................................  13.375  11.375
        First quarter...........................................  12.375  10.750
      1995:
        Fourth quarter..........................................  12.000  10.250
        Third quarter...........................................  13.375  10.000
        Second quarter..........................................  10.375   8.750
        First quarter...........................................   9.000   7.500

  There were no cash dividends declared per share on the Common Stock during the periods set forth in the above table. The Board periodically considers the payment of dividends on the Common Stock, taking into account the Company's financial condition and level of net income, its future prospects, economic conditions, industry practices, and other factors, including the dividend restrictions described in Notes 11 and 13 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" and "Regulation and Supervision--Restrictions on Dividends and Capital Distributions" in Item 1, "Business."

  On March 14, 1997, there were approximately 22,831 holders of record of the Common Stock.

  For discussions of Common Stock repurchase programs announced by the Holding Company during 1996 and the Holding Company's Stockholder Protection Rights Plan, see Note 13 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 6. SELECTED FINANCIAL DATA

                                    FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------
                             1996        1995        1994       1993       1992
                          ----------  ----------  ----------  --------  ----------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
 DATA
Interest income.........  $1,350,698  $1,357,131  $1,136,862  $980,111  $1,243,664
Interest expense........     889,403     947,505     707,785   589,939     753,288
                          ----------  ----------  ----------  --------  ----------
    Net interest in-
     come...............     461,295     409,626     429,077   390,172     490,376
Provision for loan loss-
 es.....................      41,000      39,650      55,799    95,489     103,684
                          ----------  ----------  ----------  --------  ----------
    Net interest income
     after provision for
     loan losses........     420,295     369,976     373,278   294,683     386,692
                          ----------  ----------  ----------  --------  ----------
Non-interest income:
  Banking service fees..      27,373      22,325      19,953    19,269      18,677
  Loan servicing fees,
   net..................      30,356      30,452      28,213    30,001      32,270
  Securities and insur-
   ance brokerage fees..      21,064      15,532      16,885    22,336      22,111
  Net (losses) gains on
   sales activities.....     (12,716)    (12,415)      2,925    36,606      28,544
  Other.................      12,391      10,273      11,291    14,313      17,112
                          ----------  ----------  ----------  --------  ----------
    Total non-interest
     income.............      78,468      66,167      79,267   122,525     118,714
                          ----------  ----------  ----------  --------  ----------
Non-interest expense:
  General and adminis-
   trative expense......     292,795     285,901     294,474   294,755     323,122
  SAIF recapitalization
   assessment...........      26,280         --          --        --          --
  ORE expense, net......      10,072      12,892      11,013    77,393      50,204
  Amortization of MSR...      11,872      12,107       9,664    19,884      26,650
  Restructuring and
   Merger-related ex-
   pense................       3,504      15,331      58,258     4,000       3,000
                          ----------  ----------  ----------  --------  ----------
    Total non-interest
     expense............     344,523     326,231     373,409   396,032     402,976
                          ----------  ----------  ----------  --------  ----------
Minority interest-pre-
 ferred stock dividends
 of subsidiary..........         --          --       11,433     1,312         --
                          ----------  ----------  ----------  --------  ----------
Income before income tax
 expense (benefit),
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............     154,240     109,912      67,703    19,864     102,430
Income tax expense (ben-
 efit)..................      49,984      47,727     (53,138)  (68,959)     41,642
                          ----------  ----------  ----------  --------  ----------
Income before
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............     104,256      62,185     120,841    88,823      60,788
Extraordinary item-loss
 on early extinguishment
 of debt................         --          --          --        --       (2,760)
Cumulative effect of a
 change in accounting
 principle for goodwill,
 securities available
 for sale and MSR,
 respectively...........         --          --      (92,887)   (1,187)     (7,066)
                          ----------  ----------  ----------  --------  ----------
Net income..............  $  104,256  $   62,185  $   27,954  $ 87,636  $   50,962
                          ==========  ==========  ==========  ========  ==========
Net income attributable
 to common stock........  $  104,256  $   62,185  $   27,954  $ 87,636  $   39,403
                          ==========  ==========  ==========  ========  ==========
Pro forma amounts
 assuming the changes in
 accounting principles
 for goodwill and MSR
 were applied
 retroactively:
  Income before extraor-
   dinary item and cumu-
   lative effect of a
   change in accounting
   principle............                          $  120,841  $ 90,133  $   52,120
  Extraordinary item....                                 --        --       (2,760)
  Cumulative effect of a
   change in accounting
   principle for
   securities available
   for sale, net of
   income tax benefit...                                 --     (1,187)        --
                                                  ----------  --------  ----------
  Net income............                          $  120,841  $ 88,946  $   49,360
                                                  ==========  ========  ==========
  Net income attribut-
   able to common
   stock................                          $  120,841  $ 88,946  $   37,801
                                                  ==========  ========  ==========

                                      FOR THE YEARS ENDED DECEMBER 31,
                                 --------------------------------------------
                                   1996     1995     1994     1993     1992
                                 -------- -------- --------  -------  -------
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                   DATA)
PRIMARY AND FULLY DILUTED EARN-
 INGS PER COMMON SHARE
Primary:
  Income before extraordinary
   item and cumulative effect of
   a change in accounting
   principle.................... $   0.96 $   0.57 $   1.12  $  0.91  $  0.89
  Extraordinary item............      --       --       --       --     (0.05)
  Cumulative effect of a change
   in accounting principle......      --       --     (0.86)   (0.01)   (0.13)
                                 -------- -------- --------  -------  -------
  Net income.................... $   0.96 $   0.57 $   0.26  $  0.90  $  0.71
                                 ======== ======== ========  =======  =======
Fully diluted:
  Income before extraordinary
   item and cumulative effect of
   a change in accounting
   principle.................... $   0.95 $   0.57 $   1.12  $  0.91  $  0.89
  Extraordinary item............      --       --       --       --     (0.05)
  Cumulative effect of a change
   in accounting principle......      --       --     (0.86)   (0.01)   (0.13)
                                 -------- -------- --------  -------  -------
  Net income.................... $   0.95 $   0.57 $   0.26  $  0.90  $  0.71
                                 ======== ======== ========  =======  =======
Pro forma amounts assuming the
 changes in accounting
 principles for goodwill and MSR
 were applied retroactively:
  Primary and fully diluted:
   Income before extraordinary
    item and cumulative effect
    of a change in accounting
    principle...................                   $   1.12  $  0.93  $  0.73
   Extraordinary item...........                        --       --     (0.05)
   Cumulative effect of a change
    in accounting principle for
    securities available for
    sale, net of income tax
    benefit.....................                        --     (0.01)     --
                                                   --------  -------  -------
   Net income...................                   $   1.12  $  0.92  $  0.68
                                                   ========  =======  =======
AVERAGE COMMON SHARES OUTSTAND-
 ING
(IN THOUSANDS)
Primary.........................  109,097  109,742  107,668   97,153   55,344
Fully diluted...................  109,249  109,862  107,700   97,367   55,386

                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------
                             1996         1995         1994         1993         1992
                          -----------  -----------  -----------  -----------  -----------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL CONDITION DATA
 AT DECEMBER 31,
Total assets............  $18,870,108  $20,326,620  $19,647,937  $18,098,984  $16,680,405
Securities available for
 sale...................    2,589,572    4,070,865      530,714      658,204      898,279
Securities held to
 maturity...............    4,363,971    5,085,736    8,609,897    8,159,747    6,678,036
Loans receivable........   10,738,057    9,830,313    9,351,622    7,906,573    7,629,100
Allowance for loan
 losses.................      106,495      128,295      170,383      157,515      248,429
Deposits................   12,856,739   12,572,203   12,811,269   11,091,362   13,039,885
Borrowed funds..........    4,815,191    6,614,552    5,758,734    5,850,575    2,888,269
Stockholders' equity....    1,022,337      976,530      905,125      904,982      635,843
ASSET QUALITY
Non-performing assets...  $   244,845  $   315,800  $   415,866  $   641,743  $1, 010,877
Non-performing assets to
 total assets...........         1.30%        1.55%        2.12%        3.55%        6.06%
Non-accrual loans to
 loans receivable.......         1.78         2.60         3.66         3.68        10.19
Allowance for loan
 losses to loans
 receivable.............         0.99         1.31         1.82         1.99         3.26
Allowance for loan
 losses to non-accrual
 loans..................        55.58        50.29        49.84        54.14        31.97
OTHER DATA
Book value per common
 share(1)...............  $      9.76  $      9.03  $      8.43  $      8.48  $      8.79
Tangible book value per
 common share(1)........         9.67         8.94         8.39         7.59         6.81
Net interest margin for
 the year...............         2.40%        2.07%        2.36%        2.47%        2.91%
Return on average
 assets.................         0.52         0.30         0.15         0.53         0.29
Return on average
 stockholders' equity...        10.36         6.56         3.25        11.02         8.21
Average stockholders'
 equity to average
 assets.................         5.05         4.62         4.57         4.82         3.52
Stockholders' equity to
 total assets...........         5.42         4.80         4.61         5.00         3.81
Loans serviced for
 others.................  $11,036,624  $ 9,514,560  $ 8,713,047  $ 8,265,354  $ 9,039,183

(1) For 1995, 1994 and 1993, the computation assumes that a warrant issued to the FDIC in July 1993 to acquire 8.4 million shares of Common Stock at $0.01 per share (the "Warrant") was exercised. The Warrant was exercised in May 1996. For a further discussion of the Warrant, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Stockholders' Equity."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company reported net income for 1996 of $104.3 million, a 67.7% increase from net income of $62.2 million for 1995, which had increased 122.5% from net income of $28.0 million for 1994. Fully diluted earnings per common share were $0.95 in 1996, as compared with $0.57 in 1995 and $0.26 in 1994.

  During 1996, a key component of the Company's operating strategy was to continue implementing the Balance Sheet Restructuring Plan announced at the end of 1995. The Balance Sheet Restructuring Plan was designed to, among other things, enable the Company to improve its net interest margin, primarily by selling certain relatively-lower yielding MBS, and provide the Company with greater flexibility in adjusting to varying interest rate environments. At year-end 1995, in connection with the Balance Sheet Restructuring Plan and guidance in a special report issued by the FASB in November 1995 allowing entities an opportunity to reassess their security classifications made pursuant to SFAS 115, the Company transferred securities with an amortized cost of $3.6 billion, including $3.5 billion of MBS, from its held to maturity portfolio to its available for sale portfolio and designated for sale approximately $1 billion of such transferred MBS. As a result of this designation for sale, the Company recognized a pretax loss of $23.6 million in December 1995, reflecting the write-down of those securities with unrealized losses to estimated fair value. During 1996, the Company, in connection with the Balance Sheet Restructuring Plan, sold $2.0 billion of securities, including those designated for sale at the end of 1995, and incurred a net loss of $8.1 million. The proceeds of such sales were, in large part, used to repay borrowed funds, the costs of which are generally more volatile than the Company's deposits.

  Net income in 1996 improved $42.1 million as compared with 1995, primarily reflecting growth in net interest income of $51.7 million, or 12.6%, a $15.5 million decline in securities-related losses associated with the Balance Sheet Restructuring Plan, an $11.8 million reduction in restructuring and Merger-related expense, and the final resolution of certain tax filing positions taken in prior years, which resulted in $12.3 million of tax benefits during 1996. Also contributing to the year-to-year growth in net income were increases in securities and insurance brokerage fees of $5.5 million, or 35.6%, and banking service fees of $5.0 million, or 22.6%, Merger-related efficiencies, and a reduced level of federal deposit insurance premiums as a result of enactment of the Funds Act and other legislation. These factors were partially offset by a $26.3 million charge in 1996 for the Bank's portion of the Special Assessment, certain non-recurring personnel expenses during 1996, and gains on branch sales in 1995 of $18.7 million.

  The $34.2 million improvement in the Company's net income for 1995, as compared with 1994, largely reflected the impact of a $92.9 million charge in 1994 associated with the cumulative effect on prior years of a change in accounting principle for goodwill, together with a reduction in restructuring and Merger-related expense of $42.9 million and the recognition of gains on branch sales of $18.7 million in 1995. The year-to-year improvement was also due to expense reductions associated with the Merger, federal deposit insurance legislation and improving asset quality. Partially offsetting these factors was a $129.9 million reduction in 1994 of the Company's valuation allowance for deferred tax assets that was credited to operations, coupled with the write-down to fair value of securities designated for sale in connection with the Balance Sheet Restructuring Plan, a reduction in net interest income of $19.5 million, and the full year effect of the Lincoln Acquisition.

  The number of shares of Common Stock outstanding increased to 104.7 million at December 31, 1996 from 99.7 million at December 31, 1995. This increase was primarily attributable to the exercise by the FDIC of the Warrant to acquire
8.4 million shares of Common Stock at $0.01 per share, the effect of which was partially offset by the repurchase of 5.0 million shares of Common Stock during 1996 (see "Financial Condition--Stockholders' Equity"). The issuance of Common Stock in connection with the exercise of the Warrant did not impact the Company's earnings per share computations because the Warrant was considered a Common Stock equivalent during the period of time it was outstanding.

  The Company's total loan production (which consists of both originations and purchases) amounted to $3.7 billion for 1996, an increase of $1.4 billion, or 57.0%, as compared with 1995. This growth was largely reflective of the Company's recent efforts to expand its residential property loan origination capabilities, which included the National and Madison Acquisitions during the fourth quarter of 1995. Total residential property loan production increased to $3.0 billion in 1996 from $1.8 billion in the prior year.

  The Company's asset quality continued to improve during 1996. Non-performing assets, which amounted to $244.8 million at December 31, 1996, declined $71.0 million, or 22.5%, from the level at the end of 1995. At December 31, 1996, non-performing assets represented 1.30% of total assets, down from 1.55% of total assets one year earlier.

  The Bank's leverage, risk-based and tier 1 risk-based capital ratios increased to 6.06%, 13.08% and 11.96%, respectively, at December 31, 1996 from 5.16%, 12.01% and 10.76%, respectively, at the end of 1995. These ratios satisfied the published regulatory standards for a well capitalized institution.

  In December 1996, consistent with its current operating strategy to expand its loan portfolio and deposit base, the Company entered into a definitive agreement to acquire BFS (see "Pending Acquisition of BFS").

RESULTS OF OPERATIONS

 Net Interest Income

  The Company's net interest income amounted to $461.3 million in 1996, up $51.7 million, or 12.6%, from 1995, despite a $548.3 million reduction in average interest-earning assets during 1996. The Company's net interest margin of 2.40% for 1996 increased 33 basis points from the level in 1995. Contributing significantly to these increases were the implementation of the Balance Sheet Restructuring Plan, together with the impact of growth in the Company's loan portfolio, a more favorable interest rate yield curve and lower funding costs. In connection with the Balance Sheet Restructuring Plan, the Company sold $2.0 billion of securities available for sale during 1996, including certain relatively lower-yielding MBS, which contributed to the increase in the average yield on total average interest-earning assets from 6.86% in 1995 to 7.02% in 1996. In furtherance of its objectives to increase its net interest income and net interest margin, the Company significantly reduced its level of FHLBNY advances during 1996, while further expanding its use of securities sold under agreements to repurchase due to their generally lower cost as compared with FHLBNY advances. These factors, as well as the lower short-term interest rate environment in 1996 as compared with 1995, resulted in the Company's cost of funds declining to 4.73% in 1996 from 4.88% in 1995.

  The Company's net interest income of $409.6 million in 1995 declined $19.5 million from 1994, and its net interest margin declined 29 basis points from 2.36% in 1994 to 2.07% in 1995. The reduction in net interest income was due, in part, to the exchange, in December 1994, of all of the then outstanding shares of the Bank's 10 1/2% non-cumulative exchangeable preferred stock (the "Bank Preferred Stock") for $100.0 million in principal amount of the Holding Company's newly-issued 10 1/2% senior notes due November 15, 2005 (the "10 1/2% Senior Notes"). Dividend payments on the Bank Preferred Stock for periods prior to the consummation of this exchange are reflected in the Company's Consolidated Statements of Income as "Minority interest-preferred stock dividends of subsidiary," whereas interest expense on the 10 1/2% Senior Notes is reflected as a component of "Interest expense on borrowed funds." If the dividends on the Bank Preferred Stock for 1994 were considered a component of net interest income during that year, net interest income for 1995 as compared with 1994 would have only declined $8.0 million. Also contributing to the decline in the Company's net interest income in 1995 as compared with 1994 was the relatively flat yield curve in existence during the greater part of 1995. The Company's gross yield on average interest-earning assets rose 62 basis points in 1995 as compared with 1994, due in part to the lagging nature of a significant portion of the Company's adjustable-rate assets. However, such growth was more than offset by increases in the cost of deposits and borrowed funds of 71 basis points and 122 basis points, respectively, largely reflecting the higher short-term interest rate environment in 1995 as compared with 1994. Net interest income was favorably affected in 1995 as compared with 1994 by growth in average interest-earning assets, principally due to the Lincoln Acquisition.

  The level of the Company's net interest income in each of 1996, 1995 and 1994 also reflects its use of certain derivative financial instruments in managing its interest rate risk exposure. These derivative financial instruments resulted in decreases in net interest income during 1996 and 1994 of $17.2 million and $14.4 million, respectively, as compared with an increase in net interest income of $10.6 million in 1995. For a further discussion of the Company's derivative financial instruments, see "Management of Interest Rate Risk--Derivative Financial Instruments."

  Average interest-earning assets declined to $19.2 billion in 1996 from $19.8 billion in 1995, substantially reflecting a $1.3 billion, or 14.5%, decline in the average balance of MBS as a result of the Balance Sheet
Restructuring Plan. In 1995, as compared with 1994, average interest-earning assets had increased $1.6 billion, or 8.6%, reflective of the Company's asset growth strategy during 1994 and most of 1995, including through the Lincoln Acquisition. The Company's operating strategy has also emphasized the expansion of its loan portfolio, and, as a result, the average balance of loans in 1996 increased $816.1 million, or 8.5%, from 1995, which had increased $966.9 million, or 11.3%, from 1994. Average loans as a percentage of average total interest-earning assets rose to 53.9% in 1996, from 48.3% in 1995 and 47.1% in 1994.

  Average interest-bearing liabilities amounted to $18.8 billion in 1996, $19.4 billion in 1995 and $17.8 billion in 1994. The $597.6 million reduction in 1996 from 1995 was principally attributable to the repayment in 1996, pursuant to the Balance Sheet Restructuring Plan, of certain of the Company's FHLBNY advances. While the average balance of FHLBNY advances declined $1.9 billion in 1996 from 1995, the average balance of securities sold under agreements to repurchase rose $1.3 billion, reflecting the Company's recent emphasis on this funding source. The average balance of deposits rose only $60.6 million in 1996 as compared with 1995. However, reflective of the interest rate environment, among other factors, the Company's average time deposits increased $503.1 million in 1996, while the average balance of all other deposit accounts declined $442.5 million. During 1995, as compared with 1994, average interest-bearing liabilities had increased $1.6 billion, reflecting the funding of related asset growth, primarily through short-term borrowings and Lincoln's deposits.

  The following table sets forth, for the years indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets, and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------------------
                                      1996                           1995                            1994
                         ------------------------------ ------------------------------- ------------------------------
                                                AVERAGE                         AVERAGE                        AVERAGE
                           AVERAGE              YIELD/    AVERAGE               YIELD/    AVERAGE              YIELD/
                           BALANCE    INTEREST   COST     BALANCE    INTEREST    COST     BALANCE    INTEREST   COST
                         ----------- ---------- ------- ----------- ----------- ------- ----------- ---------- -------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning
 assets:
 Loans:
 First mortgage........  $ 8,363,034 $  619,607  7.41%  $ 7,553,738 $   556,395  7.37%  $ 6,706,711 $  459,086  6.85%
 Cooperative
  apartment............    1,242,476     97,660  7.86     1,192,605      91,657  7.69     1,116,837     78,989  7.07
 Consumer and
  business.............      758,875     66,842  8.81       801,898      74,374  9.27       757,841     62,512  8.25
                         ----------- ----------         ----------- -----------         ----------- ----------
 Total loans...........   10,364,385    784,109  7.57     9,548,241     722,426  7.57     8,581,389    600,587  7.00
                         ----------- ----------         ----------- -----------         ----------- ----------
 MBS...................    7,856,066    508,342  6.47     9,187,208     567,885  6.18     8,707,723    482,829  5.54
 Other securities......      514,888     31,910  6.20       460,049      32,596  7.09       515,471     36,160  7.01
 Money market
  investments..........      495,395     26,337  5.32       583,510      34,224  5.87       405,266     17,286  4.27
                         ----------- ----------         ----------- -----------         ----------- ----------
Total interest-earning
 assets................   19,230,734  1,350,698  7.02    19,779,008   1,357,131  6.86    18,209,849  1,136,862  6.24
                                     ----------                     -----------                     ----------
Other assets...........      710,519                        721,586                         618,210
                         -----------                    -----------                     -----------
Total assets...........  $19,941,253                    $20,500,594                     $18,828,059
                         ===========                    ===========                     ===========
LIABILITIES, PREFERRED
 STOCK OF SUBSIDIARY
 AND STOCKHOLDERS'
 EQUITY
Interest-bearing
 liabilities:
 Deposits:
 Demand................  $ 1,093,311      8,254  0.75   $ 1,052,485      10,849  1.03   $ 1,024,508     10,953  1.07
 Savings...............    2,574,273     64,642  2.51     2,981,762      72,721  2.44     3,690,531    102,791  2.79
 Money market..........    2,100,392     80,904  3.85     2,176,214      85,627  3.93     1,548,453     56,285  3.63
 Time..................    6,913,469    377,416  5.46     6,410,394     355,255  5.54     5,461,662    234,540  4.29
                         ----------- ----------         ----------- -----------         ----------- ----------
 Total deposits........   12,681,445    531,216  4.19    12,620,855     524,452  4.16    11,725,154    404,569  3.45
                         ----------- ----------         ----------- -----------         ----------- ----------
 Borrowed funds:
 Securities sold under
  agreements to
  repurchase...........    2,672,859    147,561  5.52     1,398,041      84,323  6.03       193,730      9,069  4.68
 FHLBNY advances.......    3,081,743    179,338  5.82     4,963,392     303,153  6.11     5,483,232    264,865  4.83
 Other.................      364,703     31,288  8.58       416,091      35,577  8.55       368,180     29,282  7.95
                         ----------- ----------         ----------- -----------         ----------- ----------
 Total borrowed funds..    6,119,305    358,187  5.85     6,777,524     423,053  6.24     6,045,142    303,216  5.02
                         ----------- ----------         ----------- -----------         ----------- ----------
Total interest-bearing
 liabilities...........   18,800,750    889,403  4.73    19,398,379     947,505  4.88    17,770,296    707,785  3.98
                                     ----------                     -----------                     ----------
Other liabilities......      134,218                        154,102                         101,475
Preferred stock of
 subsidiary............          --                             --                           96,164
Stockholders' equity...    1,006,285                        948,113                         860,124
                         -----------                    -----------                     -----------
Total liabilities,
 preferred stock of
 subsidiary and
 stockholders' equity..  $19,941,253                    $20,500,594                     $18,828,059
                         ===========                    ===========                     ===========
Net interest income....              $  461,295                     $   409,626                     $  429,077
                                     ==========                     ===========                     ==========
Interest rate spread...                          2.29                            1.98                           2.26
Net interest margin....                          2.40                            2.07                           2.36

  The following table sets forth, for the years indicated, the changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the amounts attributable to changes in average balances (volume) and average interest rates (rate). The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                             FOR THE YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------------
                                   1996 VERSUS 1995                     1995 VERSUS 1994
                          -----------------------------------  ----------------------------------
                                  INCREASE (DECREASE)                 INCREASE (DECREASE)
                          -----------------------------------  ----------------------------------
                          DUE TO VOLUME DUE TO RATE   TOTAL    DUE TO VOLUME DUE TO RATE  TOTAL
                          ------------- ----------- ---------  ------------- ----------- --------
                                                      (IN THOUSANDS)
Interest income:
 Loans:
  First mortgage........    $  59,942    $  3,270   $  63,212    $ 60,733     $ 36,576   $ 97,309
  Cooperative
   apartment............        3,889       2,114       6,003       5,563        7,105     12,668
  Consumer and
   business.............       (3,887)     (3,645)     (7,532)      3,778        8,084     11,862
                            ---------    --------   ---------    --------     --------   --------
 Total loans............       59,944       1,739      61,683      70,074       51,765    121,839
 MBS....................      (85,193)     25,650     (59,543)     27,576       57,480     85,056
 Other securities.......        3,648      (4,334)       (686)     (3,924)         360     (3,564)
 Money market
  investments...........       (4,870)     (3,017)     (7,887)      9,142        7,796     16,938
                            ---------    --------   ---------    --------     --------   --------
Total interest income...      (26,471)     20,038      (6,433)    102,868      117,401    220,269
                            ---------    --------   ---------    --------     --------   --------
Interest expense:
 Deposits:
  Demand................          407      (3,002)     (2,595)        294         (398)      (104)
  Savings...............      (10,180)      2,101      (8,079)    (18,251)     (11,819)   (30,070)
  Money market..........       (2,944)     (1,779)     (4,723)     24,382        4,960     29,342
  Time..................       27,530      (5,369)     22,161      45,170       75,545    120,715
                            ---------    --------   ---------    --------     --------   --------
 Total deposits.........       14,813      (8,049)      6,764      51,595       68,288    119,883
                            ---------    --------   ---------    --------     --------   --------
 Borrowed funds:
  Securities sold under
   agreements to
   repurchase...........       70,932      (7,694)     63,238      71,917        3,337     75,254
  FHLBNY advances.......     (110,101)    (13,714)   (123,815)    (26,863)      65,151     38,288
  Other.................       (4,408)        119      (4,289)      3,992        2,303      6,295
                            ---------    --------   ---------    --------     --------   --------
 Total borrowed funds...      (43,577)    (21,289)    (64,866)     49,046       70,791    119,837
                            ---------    --------   ---------    --------     --------   --------
Total interest expense..      (28,764)    (29,338)    (58,102)    100,641      139,079    239,720
                            ---------    --------   ---------    --------     --------   --------
Net interest income.....    $   2,293    $ 49,376   $  51,669    $  2,227     $(21,678)  $(19,451)
                            =========    ========   =========    ========     ========   ========

 Provision for Loan Losses

  The Company's provision for loan losses amounted to $41.0 million in 1996, $39.7 million in 1995 and $55.8 million in 1994. The provision for loan losses, as further discussed in "Management of Credit Risk-- Allowance for Loan Losses," is predicated upon the Company's assessment of the adequacy of its allowance for loan losses.

 Non-Interest Income

  General. The following table sets forth the components of the Company's non-interest income for the years ended December 31:

                                                    1996      1995     1994
                                                  --------  --------  -------
                                                       (IN THOUSANDS)
      Banking service fees....................... $ 27,373  $ 22,325  $19,953
      Loan servicing fees, net...................   30,356    30,452   28,213
      Securities and insurance brokerage fees....   21,064    15,532   16,885
      Net (losses) gains on sales activities.....  (12,716)  (12,415)   2,925
      Other......................................   12,391    10,273   11,291
                                                  --------  --------  -------
      Total non-interest income.................. $ 78,468  $ 66,167  $79,267
                                                  ========  ========  =======

  Banking Service Fees. Banking service fees for 1996 were $27.4 million, up $5.0 million, or 22.6%, as compared with the prior year. This increase was principally attributable to certain changes in the Company's fee structure, coupled with a higher volume of underlying transactions. The level of the Company's income from banking service fees of $22.3 million for 1995 had increased $2.4 million, or 11.9%, from 1994, largely reflective of the Lincoln Acquisition, the effect of which was partially offset by branch sales activities.

  Loan Servicing Fees, Net. Loan servicing fees, net, were $30.4 million in 1996, as compared with $30.5 million in 1995 and $28.2 million in 1994. The level of loan servicing fees, net, in 1996 and 1995, as compared with the respective prior years, was positively impacted by growth in the average balance of the loan servicing portfolio and a lower level of amortization of capitalized excess servicing. Such amortization declined to $7.5 million in 1996, from $8.5 million in 1995 and $10.6 million in 1994. Loan servicing fees, net, were negatively affected by reductions in the average loan servicing fee rate in 1996 and 1995 as compared with the respective prior years and, with respect to 1996 as compared with 1995, by an increase in certain loan servicing expenses. For a further discussion of the Company's loan servicing activities, see "Loan Servicing."

  Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees amounted to $21.1 million for 1996, an increase of $5.5 million, or 35.6%, as compared with 1995. The year-to-year increase primarily reflects growth in fees from securities brokerage activities of $4.1 million, principally reflecting new sales initiatives and an expanded sales force. In addition, fees from insurance activities rose $1.4 million in 1996 as compared with the prior year, largely attributable to the introduction of certain life insurance products, together with the implementation of a third party telemarketing program during the second quarter of 1996. Fees from securities and insurance brokerage activities had declined to $15.5 million in 1995 from $16.9 million in 1994, primarily due to lower fees from securities brokerage activities as a result of competitive factors and a reduced sales force.

  Net (Losses) Gains on Sales Activities. The following table summarizes the components of the Company's net (losses) gains on sales activities for the years ended December 31:

                                                    1996      1995     1994
                                                  --------  --------  -------
                                                       (IN THOUSANDS)
      Net (losses) gains on:
        Sales, calls and revaluations of securi-
         ties.................................... $(11,265) $(29,044) $ 2,909
        Sales of loans held for sale.............    2,630     2,344   (3,457)
        Sales of loan servicing rights...........      --        738    1,823
        Sales of branches........................      --     18,637    1,730
        Other....................................   (4,081)   (5,090)     (80)
                                                  --------  --------  -------
      Net (losses) gains on sales activities..... $(12,716) $(12,415) $ 2,925
                                                  ========  ========  =======

  The net losses on sales, calls and revaluations of securities during 1996 and 1995 were substantially attributable to actions taken in connection with the Balance Sheet Restructuring Plan. During 1996, as part of that plan, the Company sold $2.0 billion of securities and incurred net losses of $8.1 million. Of such securities sold, approximately $1 billion had been designated for sale during the fourth quarter of 1995, at which time the Company recognized a loss of $23.6 million, representing the write-down of those securities with unrealized losses to estimated fair market value. During 1996 and 1995, the Company recognized losses of $4.7 million and $3.3 million, respectively, as a result of other than temporary impairment in value of certain MBS (see "Management of Credit Risk--MBS"). The net gains on sales, calls and revaluations of securities in 1994 were principally associated with sales of MBS acquired in the Lincoln Acquisition.

  The net gains on sales of loans held for sale in connection with the Company's mortgage banking operations were positively affected in 1996 and 1995, as compared with 1994, by the Company's adoption, effective as of January 1, 1995, of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 amended Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"), to require the recognition, as separate assets, of the rights to service mortgage loans (which includes cooperative apartment loans) sold, whether those rights are acquired through loan purchase or loan origination activities. Prior to the adoption of SFAS 122, only those rights to service mortgage loans acquired through purchase transactions were recognized as assets by the Company. During 1996 and 1995, originated MSR capitalized by the Company amounted to $7.4 million and $3.3 million, respectively. In addition, the previously existing requirement in SFAS No. 65 to offset gains on the sales of loans against any related servicing right assets was eliminated by SFAS 122.

  The Company, as a part of its mortgage banking operations, from time-to-time sells the servicing rights to loans that it was servicing for others. While there were no such sales by the Company in 1996, the Company sold approximately $168 million principal amount of loan servicing rights in 1995 and approximately $213 million principal amount of loan servicing rights in 1994. Sales of loan servicing rights are dependent on a variety of factors, including market conditions and existing operating strategies; thus, the level of future sales of loan servicing rights, if any, cannot currently be predicted.

  During 1995, the Company sold four Florida branches and one New York branch with aggregate deposits at the time of sale of approximately $283 million and recognized a net gain of $18.6 million. The net gains on branch sales in 1994 of $1.7 million resulted from the sale of three branches in Florida and one branch in New Jersey, which had aggregate deposits at the time of sale of approximately $63 million.

  In connection with its sale in prior years of certain residential property loans and multifamily first mortgage loans with limited recourse, the Company maintains an accrued liability for recourse-related expenses. Additions to this accrued liability amounted to $1.1 million, $0.4 million and $2.7 million for 1996, 1995 and 1994, respectively, and are included in "Other" in the above table. For a further discussion of the Company's loans sold with recourse, see "Management of Credit Risk--Loans Sold with Recourse." Also included in "Other" for 1996 were losses on the write-down of certain non-interest-earning assets and, for 1995, net losses of $4.6 million associated with the disposition and consolidation of certain operating facilities.

  Other Non-Interest Income. Other non-interest income amounted to $12.4 million for 1996, as compared with $10.3 million and $11.3 million for 1995 and 1994, respectively. Contributing to the increase in 1996 as compared with the prior year was $1.0 million of income recognized during 1996 upon settlement of certain litigation, coupled with growth in loan-related fee income. The decline in other non-interest income in 1995 from 1994 was largely reflective of a reduction in loan-related fee income.

 Non-Interest Expense

  General. The following table presents the components of the Company's non-interest expense for the years ended December 31:

                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
General and administrative ("G&A") expense:
  Compensation and employee benefits................ $139,358 $131,721 $136,786
  Occupancy and equipment, net......................   52,662   58,285   56,447
  Federal deposit insurance premiums................    8,625   21,373   31,214
  Other.............................................   92,150   74,522   70,027
                                                     -------- -------- --------
    Total G&A expense...............................  292,795  285,901  294,474
SAIF recapitalization assessment....................   26,280      --       --
ORE expense, net....................................   10,072   12,892   11,013
Amortization of MSR.................................   11,872   12,107    9,664
Restructuring and Merger-related expense............    3,504   15,331   58,258
                                                     -------- -------- --------
Total non-interest expense.......................... $344,523 $326,231 $373,409
                                                     ======== ======== ========

  G&A Expense. G&A expense of $292.8 million for 1996 increased $6.9 million, or 2.4%, from 1995 due, in large part, to certain non-recurring personnel expenses, an expansion of the Company's residential property loan origination capabilities and investments related to certain of the Company's other business activities. The realization of cost savings associated with the Merger and legislation that significantly reduced the Bank's federal deposit insurance premiums partially offset such factors and were primarily responsible for a decline in G&A expense to $285.9 million in 1995 from $294.5 million in 1994. The level of G&A expense in 1995 as compared with 1994 also reflected the full year impact of the Lincoln Acquisition. In the near term, the Company currently anticipates that it will incur expenses in connection with its plans to enhance its technological capabilities and expand its mortgage banking operations and certain other business activities.

  Compensation and employee benefits expense amounted to $139.4 million in 1996, as compared with $131.7 million and $136.8 million in 1995 and 1994, respectively. Contributing significantly to the 5.8% increase in 1996 as compared with 1995 were charges of $5.6 million recognized during 1996 associated with the retirement, at year end, of James M. Large, Jr., the Company's former Chief Executive Officer, coupled with severance benefits associated with a decision in the fourth quarter of 1996 to relocate the headquarters of the Company's mortgage banking operations from Uniondale, New York to Tampa, Florida. The level of compensation and employee benefits expense in 1996, as compared with 1995, was also impacted by the full year effect of Merger-related staff reductions that had occurred during 1995, as well as additional Merger-related staff reductions during 1996, the National and Madison Acquisitions, and higher levels of commissions, incentives, and temporary employment services. The 3.7% decline in compensation and employee benefits expense in 1995 from 1994 largely reflected the staff reductions associated with the Merger, which were partially offset by the effects of the Lincoln Acquisition, the National and Madison Acquisitions and a higher level of pension expense. Each of 1996 and 1995, as compared with the respective prior years, was also impacted by normal merit increases and increased deferrals of loan origination expenses as a result of expanded loan origination levels. These expense deferrals rose to $17.2 million in 1996 from $7.6 million and $4.5 million in 1995 and 1994, respectively. The Company's full-time equivalent employee complement was 2,872 at December 31, 1996, down from approximately 3,200 at the date of the Merger.

  Occupancy and equipment expense, net, amounted to $52.7 million in 1996, a reduction of $5.6 million from 1995. This decline was substantially attributable to Merger-related cost savings, including a decrease in the Bank's branch network to 86 at December 31, 1996 from 99 at the date of the Merger, but was partially offset by the effect of the National and Madison Acquisitions. Occupancy and equipment expense, net, of $58.3 million for 1995 rose $1.8 million as compared with the prior year, principally due to the Lincoln Acquisition, the effect of which was mitigated by branch sales.

  Federal deposit insurance premiums expense declined to $8.6 million for 1996 from $21.4 million and $31.2 million for 1995 and 1994, respectively, reflective of certain legislative actions during 1995 and 1996. In August 1995, the FDIC adopted a final rule, effective as of June 1, 1995, changing the assessment rates on BIF-insured deposits to a range of between $0.04 to $0.31 for each $100 of insured deposits from the previous range of between $0.23 to $0.31. Additionally, in November 1995, the FDIC further lowered BIF-insured deposit assessment rates for all assessment categories by $0.04 for each $100 of insured deposits effective for the first semi-annual assessment period of 1996. In December 1996, pursuant to the Funds Act, the FDIC adopted a rule, effective as of October 1, 1996, that, among other things, established a new assessment rate range for SAIF-insured deposits from $0.00 to $0.27 for each $100 of SAIF-insured deposits, bringing such assessment rates in line with existing BIF-insured deposit assessment rates. The actual assessment rate for both BIF- and SAIF-insured deposits continues to depend on an institution's capital levels and regulatory status and the overall financial condition of the BIF and the SAIF.

  Pursuant to the Funds Act, beginning January 1, 1997, assessments will be imposed on the Bank with respect to both its BIF- and SAIF-assessable deposits in order to pay for a portion of the debt service of the FICO Bonds. The Bank anticipates, based on current deposit levels, that its FICO Bonds assessment for 1997 will be approximately $3.7 million. For a further discussion of the Funds Act, see "Regulation and Supervision--Deposit Insurance" in Item 1, "Business."

  Other G&A expense amounted to $92.2 million for 1996, up $17.6 million from 1995. This increase was largely attributable to a rise in marketing expenses to $14.2 million in 1996 from $9.0 million in the prior year, due principally to television advertising costs, outsourcing of additional aspects of the Company's data processing operations and the implementation of various strategic initiatives, including a third party telemarketing program associated with life insurance sales. Other G&A expense of $74.5 million for 1995 increased $4.5 million as compared with 1994, primarily as a result of higher legal expense.

  SAIF Recapitalization Assessment. The Bank's portion of the Special Assessment, which was mandated by an FDIC regulation implementing portions of the Funds Act, amounted to $26.3 million (see "Regulation and Supervision-- Deposit Insurance" in Item 1, "Business"). This expense was accrued during the third quarter of 1996 and paid in November 1996.

  ORE Expense, Net. ORE expense, net, declined $2.8 million in 1996 as compared with 1995 following an increase of $1.9 million in 1995 as compared with 1994. The following table sets forth the significant components of ORE expense, net, for the years ended December 31:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Operating expense, net of rental income.............. $ 6,979  $ 7,533  $10,513
Provision for losses.................................   4,799    6,879    4,665
Net gains on sales...................................  (1,706)  (1,520)  (4,165)
                                                      -------  -------  -------
Total ORE expense, net............................... $10,072  $12,892  $11,013
                                                      =======  =======  =======

  The Company's provision for losses on ORE includes charges to maintain the carrying value of ORE at the lower of cost or estimated fair value less selling expenses, as well as charges for potential future declines in the estimated fair value of ORE. Further provisions for losses on ORE may be required in the event of future adverse changes in economic and other conditions that the Company is currently unable to predict.

  For information regarding the Company's ORE, see "Management of Credit Risk--Non-Performing Assets and Loans Modified in a TDR."

  Amortization of MSR. Amortization of MSR amounted to $11.9 million for 1996, as compared with $12.1 million in 1995 and $9.7 million in 1994. The year-to-year changes largely reflect fluctuations in long-term interest rates and their resultant impact on the prepayment speeds of the loans underlying the MSR asset, as well as amortization associated with additions to the Company's MSR asset, including, upon the Company's adoption of SFAS No. 122 on January 1, 1995, MSR associated with loans originated by the Company for sale in the secondary market. At December 31, 1996, the carrying value and estimated fair value of the Company's MSR were $102.4 million and $119.3 million, respectively. At that date, the loans underlying the MSR asset amounted to approximately $8.4 billion and had a weighted average coupon rate of approximately 7.87%.

  Restructuring and Merger-Related Expense. Restructuring expense associated with the Merger and other Merger-related expense amounted to $3.5 million for 1996, all of which was incurred during the first quarter of the year, and was principally associated with staff reductions, the final phase of the conversion of the Bank's retail banking computer system, and certain computer data center costs. Such expense recognized during 1995 amounted to $15.3 million and resulted from a revision of the estimated remaining restructuring costs to be incurred in connection with the Merger and the recognition of a variety of operating expenses directly attributable to the Merger. Restructuring expense associated with the Merger recognized during 1994 was $58.3 million and included various transaction fees, such as legal, accounting and investment banking services, of $14.3 million, severance and other personnel costs of $21.3 million, facilities, equipment and systems restructuring costs of $18.8 million, and other related costs of $3.9 million.

 Minority Interest-Preferred Stock Dividends of Subsidiary

  Dividends declared and paid by the Bank in 1994 on the Bank Preferred Stock and reflected as "Minority interest-preferred stock dividends of subsidiary" in the Company's Consolidated Statements of Income amounted to $11.4 million. In the fourth quarter of 1994, each outstanding share of the Bank Preferred Stock was exchanged for $1,000 principal amount of the 10 1/2% Senior Notes.

 Income Tax Expense (Benefit)

  The Company recorded income tax expense of $50.0 million for 1996, as compared with income tax expense of $47.7 million for 1995 and an income tax benefit of $53.1 million for 1994. Income tax expense for 1996 was reduced by $12.3 million as a result of the final resolution of certain federal, state and local tax filing positions taken in prior years. In addition, the level of income tax expense for 1996 was reduced by the effects of certain tax management strategies implemented during the fourth quarter of 1996. During 1994, based primarily on the increased likelihood, in the Company's judgment (giving consideration to, among other factors, anticipated benefits of the Merger and improved asset quality), of the Company generating future taxable income necessary to realize its deferred tax asset, the Company reversed its remaining deferred tax asset valuation allowance, which resulted in the recognition of $129.9 million of income tax benefits. The Company also reconsidered certain tax planning strategies during 1994 in order to maximize the realization of the deferred tax attributes and, as a result, incurred additional current income tax expense of $20.5 million for that year.

 Cumulative Effect of a Change in Accounting Principle for Goodwill

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS 72"), for that portion of its goodwill not previously being accounted for under the provisions of this statement. Such goodwill was associated with a thrift acquisition initiated prior to the effective date of SFAS 72. In connection therewith, the Company's method of amortizing such goodwill was changed from the straight-line method to the interest method over the expected remaining lives of the long-term interest-earning assets acquired. The cumulative effect on prior years of this change in accounting principle was $92.9 million, which was reflected as a charge to 1994's operations.

MANAGEMENT OF INTEREST RATE RISK

 General

  The Company manages its interest rate risk through strategies designed to maintain acceptable levels of interest rate exposure throughout a range of interest rate environments. These strategies are intended not only to protect the Company from significant long-term declines in net interest income as a result of certain changes in the interest rate environment, but also to mitigate the negative effect of certain interest rate changes upon the Company's mortgage banking operating results. The Company seeks to contain its interest rate risk within a band that it believes is manageable and prudent given its capital and income generating capacity. As a component of its interest rate risk management process, the Company employs various derivative financial instruments (see "Derivative Financial Instruments").

  The Company's sensitivity to interest rates is driven primarily by the mismatch between the term to maturity or repricing of its interest-earning assets and that of its interest-bearing liabilities. As is typical of most thrifts, the Company's interest-bearing liabilities reprice or mature, on average, sooner than its interest-earning assets.

  The Company is also exposed to interest rate risk arising from the "option risk" embedded in many of the Company's interest-earning assets. For example, mortgages and the mortgages underlying MBS may contain prepayment options, interim and lifetime interest rate caps and other such features driven or otherwise influenced by changes in interest rates. Prepayment option risk affects mortgage-related assets in both rising and falling interest rate environments as the financial incentive to refinance a mortgage loan is directly related to the level of the existing interest rate on the loan relative to current market interest rates.

  Extension risk on mortgage-related assets is the risk that the duration of such assets increases as a result of declining prepayments due to rising interest rates. Certain mortgage-related assets are more sensitive to changes in interest rates than others, resulting in a higher risk profile. Because the Company's interest-bearing liabilities are not similarly affected, the Company's overall duration gap generally increases as interest rates rise. In addition, in a rising interest rate environment, adjustable-rate assets may reach interim or lifetime interest rate caps, thereby limiting the amount of upward adjustment, which effectively lengthens the duration of such assets.

  Lower interest rate environments may also present interest rate exposure. In general, lower interest rate environments tend to accelerate prepayment rates, which both shorten the duration of mortgage-related assets and accelerate the amortization of any premiums paid in the acquisition of these assets. The recognition of premiums over a shorter than expected term causes yields on the related assets to decline from anticipated levels. The Company is also exposed to interest rate risk resulting from the change in the shape of the yield curve (i.e., flattening, steepening and inversion; also called "yield curve twist risk") and to differing indices upon which the yield on the Company's interest-earning assets and the cost of its interest-bearing liabilities are based ("basis risk").

  In evaluating and managing its interest rate risk, the Company employs complex simulation models to help assess its interest rate risk exposure and the impact, and probability of occurrence, of alternate interest rate scenarios, which consider the effects of adjustable-rate loan indices, periodic and lifetime interest rate adjustment caps, estimated loan prepayments, anticipated deposit retention rates, and other dynamics of the Company's portfolios of interest-earning assets and interest-bearing liabilities. Moreover, in order to reduce its sensitivity to interest rate risk, the Company's investment strategy has emphasized adjustable-rate loans and securities, as further discussed below, and fixed-rate medium-term securities.

  Of the Company's $8.0 billion of residential property loans receivable at December 31, 1996, $6.0 billion were adjustable-rate loans. The interest rate adjustments for these loans are based on a fixed margin over various indices, including cost-of-funds indices ("COFI") and indices based on certain United States Treasury interest rates ("Treasury Indices"). Because the repricing of adjustable-rate residential property loans that are based on COFI (particularly the National Monthly Median COFI) tends to lag market rate changes, substantially all of the Company's adjustable-rate residential property loan production in recent years has consisted of loans tied to the Treasury Indices. At December 31, 1996, approximately 69% of the Company's adjustable-rate residential property loans were based on the Treasury Indices, up from approximately 55% at December 31, 1995. Annual interest rate adjustment caps on the Company's residential property loans receivable have generally been two percentage points. Many of these adjustable-rate loans have lifetime interest rate adjustment caps, which have generally been six percentage points over the initial interest rate. At December 31, 1996, the Company's adjustable-rate residential property loans receivable consisted principally of loans with lifetime interest rate caps ranging from 11.00% to 14.99%.

  Of the Company's $1.9 billion commercial and multifamily first mortgage loan portfolio, approximately 47% were adjustable-rate. Of such adjustable-rate loans, approximately 37% were based on a fixed margin over the Treasury Indices and approximately 35% were based on a fixed margin over various FHLBNY advance rates.

  At December 31, 1996, approximately 72% of the aggregate $6.9 billion portfolio of MBS available for sale and held to maturity consisted of adjustable-rate securities. The predominant indices underlying these securities are the one-year Treasury Index and the Eleventh District COFI published by the FHLB of San Francisco. The Treasury Indices MBS portfolio, which comprises approximately 37% of the Company's adjustable-rate MBS portfolio, is backed predominantly by one-year adjustable-rate loans with a 2.00% annual interest rate cap and a weighted average lifetime interest rate cap of 11.89%. The COFI MBS portfolio, which represents approximately 60% of the Company's adjustable-rate MBS portfolio, is backed by loans with interest rates that adjust either monthly with no periodic interest rate cap, semi-annually with a 1.00% semi-annual interest rate cap, or annually with a weighted average 1.75% annual interest rate cap. The COFI MBS portfolio had a weighted average lifetime interest rate cap of 12.19% at December 31, 1996.

 Derivative Financial Instruments

  The Company uses a variety of derivative financial instruments to assist in managing its interest rate risk exposure, but does not currently use such instruments for trading activity purposes. Derivative financial instruments employed by the Company at December 31, 1996 were interest rate swaps, interest rate caps, interest rate floors, forward contracts, and options on certain of these and other instruments. With the exception of interest rate floors hedging certain MSR, the derivative financial instruments used by the Company provide protection from rising interest rates. While the Company's use of derivative financial instruments has served to mitigate the effects of unfavorable interest rate changes on its results of operations, the Company continues to be susceptible to a significant level of interest rate risk.

  At December 31, 1996, the Company used interest rate swaps and caps with a notional amount aggregating $2.3 billion for asset/liability management purposes. The outstanding interest rate swaps at December 31, 1996, all of which provide for the Company to be a fixed-rate payer and a variable-rate receiver based on short-term London Interbank Offered Rates ("LIBOR"), are utilized to convert specified fixed-rate interest-earning assets to a variable-rate and specified variable-rate interest-bearing liabilities to a fixed-rate. Interest rate caps employed for asset/liability management purposes are used to hedge the periodic and lifetime interest rate caps embedded in specified adjustable-rate loans and MBS or to lock-in maximum interest costs of certain short-term borrowed funds.

  The following table summarizes, by category of asset or liability being hedged, the notional amount and estimated fair value of outstanding derivative financial instruments used by the Company for asset/liability management purposes at December 31:

                                              1996                 1995
                                      -------------------- --------------------
                                                 ESTIMATED            ESTIMATED
                                       NOTIONAL    FAIR     NOTIONAL    FAIR
                                        AMOUNT     VALUE     AMOUNT     VALUE
                                      ---------- --------- ---------- ---------
                                                   (IN THOUSANDS)
Interest rate swaps hedging:
  Loans receivable................... $  660,216  $(2,994) $  212,747  $(2,195)
  Deposits...........................        --       --      150,000      533
  Securities sold under agreements to
   repurchase........................    420,000    1,241         --       --
  FHLBNY advances....................     30,000     (690)    928,000   (4,837)
                                      ----------  -------  ----------  -------
    Total interest rate swaps........  1,110,216   (2,443)  1,290,747   (6,499)
                                      ----------  -------  ----------  -------
Interest rate caps hedging:
  Loans receivable...................    424,484      527         --       --
  MBS available for sale.............    192,153      239     877,118      961
  MBS held to maturity...............    256,787      319     366,061      401
  Securities sold under agreements to
   repurchase........................    361,000    4,647         --       --
                                      ----------  -------  ----------  -------
    Total interest rate caps.........  1,234,424    5,732   1,243,179    1,362
                                      ----------  -------  ----------  -------
Options hedging FHLBNY advances......        --       --       37,000       70
                                      ----------  -------  ----------  -------
Total................................ $2,344,640  $ 3,289  $2,570,926  $(5,067)
                                      ==========  =======  ==========  =======

  Net unamortized deferred losses of $19.0 million at December 31, 1996 on closed derivative financial instrument contracts used for asset/liability management purposes are expected to be amortized over the years set forth in the table below:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
      Year ended December 31:
        1997.....................................................    $ 9,097
        1998.....................................................      5,799
        1999.....................................................      2,940
        2000.....................................................      1,150
        Thereafter...............................................        (31)
                                                                     -------
        Total....................................................    $18,955
                                                                     =======

  With regard to its mortgage banking activities, the Company uses forward contracts and options to hedge risks associated with its loan sales activities. In addition, the Company utilizes interest rate floor agreements to minimize the impact of the potential loss of net future servicing revenues associated with certain of its MSR as a result of an increase in loan prepayments, which is generally triggered by declining interest rates.

  The following table summarizes the notional amount and estimated fair value of derivative financial instruments used by the Company for mortgage banking activities at December 31:

                                             1996                  1995
                                     --------------------- ---------------------
                                      NOTIONAL  ESTIMATED   NOTIONAL  ESTIMATED
                                       AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                     ---------- ---------- ---------- ----------
                                                   (IN THOUSANDS)
Forward contracts................... $  136,770    $575    $   69,676   $(709)
Options.............................     40,000      64        10,000      22
Interest rate floors................    996,498      77     1,219,776   1,026
                                     ----------    ----    ----------   -----
Total............................... $1,173,268    $716    $1,299,452   $ 339
                                     ==========    ====    ==========   =====

  The derivative financial instruments used by the Company, though chosen to remedy specific risk conditions, may, under certain circumstances, behave in a manner that is inconsistent with their intended purpose. Thus, such derivatives possess market risk in their own right. The Company has established internal policies that define the extent of historical correlation between a hedge and hedged item prior to the use of the derivative financial instrument as a hedge. The potential exists, however, that this relationship or "basis" may change due to extraordinary circumstances. The Company, also by policy, monitors these relationships at regular intervals to ensure that such correlation is maintained. The Company cannot guarantee that such historically observed relationships will continue.

  For additional information concerning the Company's derivative financial instruments, see Notes 1 and 18 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

 Asset/Liability Repricing

  The measurement of differences (or "gaps") between the Company's interest-earning assets and interest-bearing liabilities that mature or reprice within a period of time is an indication of the Company's sensitivity to changes in interest rates. A negative gap generally indicates that, in a period of rising interest rates, deposit and borrowing costs will increase more rapidly than the yield on loans and securities and, therefore, reduce net interest income. The opposite effect will generally occur in a declining interest rate environment. Although the Company has a large portfolio of adjustable-rate assets, the protection afforded by such assets in the event of substantial rises in interest rates for extended time periods is limited due to interest rate reset delays, periodic and lifetime interest rate caps, payment caps and the fact that indices used to reprice a portion of the Company's adjustable-rate assets lag changes in market rates. Moreover, in declining interest rate environments or certain shifts in the shape of the yield curve, these assets may prepay at significantly faster rates than otherwise anticipated. It should also be noted that the Company's gap measurement reflects broad judgmental assumptions with regard to repricing intervals for certain assets and liabilities.

  At December 31, 1996, the Company had a one-year negative gap, including the effect of hedging activities, of $2.8 billion, or 15.2% of total interest-earning assets, as compared with a one-year negative gap of $2.1 billion, or 10.6% of total interest-earning assets, at December 31, 1995. The following table reflects the repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996. The amount of each asset or liability is included in the table at the earlier of the next repricing date or maturity. Loan and MBS prepayment assumptions utilized in preparing the table are based upon industry standards as well as the Company's historical experience and estimates. Non-performing loans have been included in the "Over One Through Three Years" category. Savings accounts, despite a recent increase in their sensitivity to changes in market interest rates, have been spread ratably over a 20-year period based on the assumption that they are essentially core deposits and in the aggregate have not been generally sensitive, on a historical basis, to fluctuations in market interest rates. If all savings accounts were included in the "One Year or Less" category, the Company would have had a one-year negative gap at December 31, 1996 of $18.1 billion, or 28.2% of total interest-earning assets.

                                                 DECEMBER 31, 1996
                                          ------------------------------------
                                                     OVER ONE
                                                     THROUGH    OVER
                                          ONE YEAR    THREE    THREE
                                          OR LESS     YEARS    YEARS    TOTAL
                                          --------   --------  ------  -------
                                               (DOLLARS IN MILLIONS)
Interest-earning assets:
  Loans.................................. $ 5,238     $2,948   $2,667  $10,853
  MBS....................................   5,167        883      813    6,863
  Other..................................      39         16      328      383
                                          -------     ------   ------  -------
    Total interest-earning assets........  10,444      3,847    3,808   18,099
                                          -------     ------   ------  -------
Interest-bearing liabilities:
  Deposits...............................   9,335      1,249    2,273   12,857
  Borrowed funds.........................   4,489        186      140    4,815
                                          -------     ------   ------  -------
    Total interest-bearing liabilities...  13,824      1,435    2,413   17,672
                                          -------     ------   ------  -------
Impact of hedging activities.............    (620)       346      274      --
                                          -------     ------   ------  -------
Gap (repricing difference)............... $(2,760)    $2,066   $1,121  $   427
                                          =======     ======   ======  =======
Cumulative gap........................... $(2,760)    $ (694)  $  427
                                          =======     ======   ======
Cumulative ratio of gap to total
 interest-earning assets.................   (15.2)%     (3.8)%    2.4%

MANAGEMENT OF CREDIT RISK

 General

  The Company's major exposure to credit risk results from the possibility that it will not recover amounts due from borrowers or issuers of securities. The Company also is subject to credit risk in connection with its use of derivative financial instruments. The Company has a process of credit risk controls and management procedures by which it monitors and manages its level of credit risk.

 Non-Performing Assets and Loans Modified in a TDR

  At December 31, 1996, non-performing assets amounted to $244.8 million, or 1.30% of total assets, down 22.5% from $315.8 million, or 1.55% of total assets, at December 31, 1995. Non-accrual loans decreased to 1.78% of total loans receivable at December 31, 1996 from 2.60% of total loans receivable at December 31, 1995.

  The Company had experienced substantial increases in non-performing assets during the period from 1988 through September 1991. The increases largely resulted from the high volume of residential property loans originated from 1986 through 1988, substantially all of which were originated under its limited documentation program in effect during that period, coupled with a deterioration in residential property real estate markets and the effects of the recession, both of which were particularly severe in the Company's lending areas. The Company's commercial and multifamily first mortgage loan portfolio was also adversely affected during those years by the decline in commercial and multifamily real estate markets and the recession.

  Prior to 1991, Dime Savings offered adjustable-rate residential property loans with caps on the amount by which a borrower's monthly payment of principal and interest can increase. Although they have lifetime interest rate caps, these loans do not have annual interest rate adjustment caps. During periods of increasing interest rates, caps on monthly payments can result in monthly payments that are less than the amount necessary to amortize the loan by its maturity date at the interest rate in effect in any particular month. If a monthly payment is not sufficient to pay the interest accruing on the loan, the shortage is added to the principal balance of the loan ("negative amortization") and is scheduled to be repaid through future monthly payments commencing at various times. The Company's potential loss exposure in connection with the foreclosure of any such loan will be increased to the extent that negative amortization has increased the related principal balance of the loan. In recent years, the amount of negative amortization that has actually occurred on these loans has been limited. However, in the event of a sharp and sustained rise in interest rates, the Company expects that the amount of negative amortization could increase significantly.

  The following table presents the components of the Company's non-performing assets at December 31 for the years indicated. Loans modified in a TDR that have demonstrated a sufficient payment history to warrant return to performing status are not included within non-accrual loans.

                              1996      1995      1994      1993       1992
                            --------  --------  --------  --------  ----------
                                        (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Residential property....  $163,156  $206,230  $214,222  $173,146  $  608,602
  Commercial and
   multifamily first
   mortgage...............    17,375    34,618   106,778    92,120     144,759
  Construction............     4,307     5,267     5,095     7,931      16,343
  Consumer and business...     6,752     9,004    15,769    17,719       7,467
                            --------  --------  --------  --------  ----------
    Total non-accrual
     loans................   191,590   255,119   341,864   290,916     777,171
                            --------  --------  --------  --------  ----------
ORE, net:
  Residential property....    36,182    38,799    43,881    67,638     202,475
  Commercial and
   multifamily property...    20,367    24,952    37,368    26,127      39,980
  Allowance for losses....    (3,294)   (3,070)   (7,247)   (7,538)     (9,294)
                            --------  --------  --------  --------  ----------
    Total ORE, net........    53,255    60,681    74,002    86,227     233,161
                            --------  --------  --------  --------  ----------
Non-performing assets held
 for bulk sale(1):
  Residential property
   loans..................       --        --        --    186,000         --
  Residential ORE.........       --        --        --     78,600         --
                            --------  --------  --------  --------  ----------
    Total non-performing
     assets held for bulk
     sale.................       --        --        --    264,600         --
                            --------  --------  --------  --------  ----------
Investment securities in
 default..................       --        --        --        --          545
                            --------  --------  --------  --------  ----------
Total non-performing
 assets...................  $244,845  $315,800  $415,866  $641,743  $1,010,877
                            ========  ========  ========  ========  ==========
Non-performing assets as a
 percentage of total
 assets...................      1.30%     1.55%     2.12%     3.55%       6.06%

(1) The non-performing assets held for bulk sale were written-down in 1993 to the amount of the proceeds anticipated to be received from the sales.

  Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful. When a loan is placed on non-accrual status, any accrued but unpaid interest income on the loan is reversed and future interest income on the loan is recognized only if actually received by the Company and full collection of principal is not in doubt. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance has been demonstrated.

  The Company generally has pursued a loan-by-loan/property-by-property disposition strategy with respect to its non-performing assets, while also considering the appropriateness of alternate disposition strategies, including bulk sales of non-performing assets. During 1994, the Company consummated bulk sales of $264.6 million of non-performing residential property assets. The Company currently intends to continue to pursue a loan-by-loan/property-by-property disposition strategy with respect to its non-performing assets, while continuing to assess the appropriateness of alternate disposition strategies.

  The balance of non-performing assets is affected by the length of the foreclosure process as loans entering non-performing status often remain in such status for an extended period of time due to contested foreclosure actions and other circumstances. Furthermore, with regard to loans secured by properties in certain New England states, the Company, starting in 1994, implemented agreements that set forth, among other things, procedures for borrowers in those states to seek opportunities to "workout" or restructure their loans. The Bank also, at times, has voluntarily delayed or limited certain foreclosure proceedings in order to address consumer and other concerns in these states. Although these actions delayed somewhat the exit of the affected loans from non-performing status, the impact of such actions was not material. During the second quarter of 1996, the Company resumed the scheduling and holding of foreclosure auction sales in those states; however, the Company's level of ORE and its results of operations were not, and are not currently expected to be, materially affected as a result.

  The level of loans delinquent less than 90 days may, to some degree, be a leading indicator of future levels of non-performing assets. The following table sets forth such delinquent loans of the Company, net of those already in non-performing status, at December 31, 1996.

                                                    DELINQUENCY PERIOD
                                                    -------------------
                                                     30--59    60--89
                                                      DAYS      DAYS     TOTAL
                                                    --------- --------- -------
                                                          (IN THOUSANDS)
Residential property loans......................... $  37,661 $  19,029 $56,690
Commercial and multifamily first mortgage loans....     6,703     8,135  14,838
Consumer and business loans........................     7,421     1,901   9,322
                                                    --------- --------- -------
Total.............................................. $  51,785 $  29,065 $80,850
                                                    ========= ========= =======

  When borrowers encounter financial hardship but are able to demonstrate to the Company's satisfaction an ability and willingness to resume regular monthly payments, the Company often seeks to provide them with an opportunity to restructure the terms of their loans. These arrangements, which are individually negotiated, generally provide for interest rates that are lower than those initially contracted for, but which may be higher or lower than current market interest rates for loans with comparable risk, and may in some instances include a reduction in the principal amount of the loan. The Company evaluates the costs associated with any particular restructuring arrangement and may enter into such an arrangement if it believes it is economically beneficial for the Company to do so. The following table sets forth the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans, at December 31:

                                    1996     1995     1994     1993     1992
                                  -------- -------- -------- -------- --------
                                                 (IN THOUSANDS)
Residential property loans....... $ 42,684 $ 43,090 $ 21,409 $ 36,960 $ 20,067
Commercial and multifamily first
 mortgage loans..................  170,323  159,097  167,205  177,868  160,724
                                  -------- -------- -------- -------- --------
Total loans modified in a TDR.... $213,007 $202,187 $188,614 $214,828 $180,791
                                  ======== ======== ======== ======== ========

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

  The following table sets forth the activity in the Company's allowance for loan losses for the years ended December 31:

                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Balance at beginning of
 year........................ $128,295  $170,383  $157,515  $248,429  $329,899
Merger adjustment............      --        --       (928)      --        --
Allowance acquired in the
 Lincoln Acquisition.........      --        --     32,579       --        --
Provision charged to
 operations..................   41,000    39,650    55,799    95,489   106,903
Charge-offs:
  Residential property
   loans.....................  (52,191)  (46,131)  (43,910) (184,478) (176,400)
  Commercial and multifamily
   first mortgage loans......  (13,244)  (37,759)  (35,327)   (9,085)  (23,494)
  Consumer and business
   loans.....................   (5,861)   (8,198)   (5,547)   (9,730)   (9,804)
                              --------  --------  --------  --------  --------
    Total charge-offs........  (71,296)  (92,088)  (84,784) (203,293) (209,698)
                              --------  --------  --------  --------  --------
Recoveries:
  Residential property
   loans.....................    5,093     5,220     5,895    11,710    15,663
  Commercial and multifamily
   first mortgage loans......      977     1,552       676     1,433     1,483
  Consumer and business
   loans.....................    2,426     3,578     3,631     3,747     4,179
                              --------  --------  --------  --------  --------
    Total recoveries.........    8,496    10,350    10,202    16,890    21,325
                              --------  --------  --------  --------  --------
    Net charge-offs..........  (62,800)  (81,738)  (74,582) (186,403) (188,373)
                              --------  --------  --------  --------  --------
Balance at end of year....... $106,495  $128,295  $170,383  $157,515  $248,429
                              ========  ========  ========  ========  ========
Allowance for loan losses as
 a percentage of:
  Non-accrual loans..........    55.58%    50.29%    49.84%    54.14%    31.97%
  Total loans receivable.....     0.99      1.31      1.82      1.99      3.26
Net charge-offs during the
 year as a percentage of
 average loans outstanding
 during the year.............     0.61      0.86      0.87      2.49      2.17

  The allowance for loan losses, as allocated to the various loans receivable portfolios at December 31 for the years indicated, is set forth in the first part of the table below. The second part of the table below sets forth the percentage of the Company's loans receivable portfolio represented by each type of loan at December 31 for the years indicated.

                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Balance of allowance for
 loan losses at end of year
 allocated to:
  Residential property
   loans(1).................  $ 59,228  $ 68,177  $ 73,562  $ 72,976  $157,258
  Commercial and multifamily
   first mortgage loans(1)..    39,872    51,138    84,350    55,642    64,024
  Consumer and business
   loans....................     7,395     8,980     5,720     5,158     9,855
  Unallocated...............       --        --      6,751    23,739    17,292
                              --------  --------  --------  --------  --------
Total allowance for loan
 losses.....................  $106,495  $128,295  $170,383  $157,515  $248,429
                              ========  ========  ========  ========  ========
Percentage of loans to total
 loans:
  Residential property
   loans(1).................      75.2%     73.0%     71.4%     75.5%     73.1%
  Commercial and multifamily
   first mortgage loans(1)..      17.6      19.0      20.0      15.5      16.1
  Consumer and business
   loans....................       7.2       8.0       8.6       9.0      10.8
                              --------  --------  --------  --------  --------
Total.......................     100.0%    100.0%    100.0%    100.0%    100.0%
                              ========  ========  ========  ========  ========

(1) Includes construction loans.

  The Company has developed models and other analytic tools to assist in the assessment of estimable and probable losses inherent in both the non-performing and performing residential property loan portfolios. The Company periodically reviews and refines these models, analyzing the continuing validity of the assumptions used, comparing actual experience to that projected in the models and modifying those assumptions as may, in the Company's judgment, be appropriate. The Company also regularly analyzes economic trends and underlying portfolio trends, such as changes in geographic and property type mix and loan seasoning. The results of these reviews and analyses, which may yield a range of values, are evaluated in determining the need during any period for additions to the allowance for loan losses for residential property loans. However, it should be noted that these various models and analyses depend upon a large number of estimates and assumptions, especially with respect to future economic and market conditions and borrower behavior, that are subject to change, and it is entirely likely that future events will vary in some respects from those predicted by any particular model or analysis.

  The adequacy of the allowance for loan losses for the Company's commercial and multifamily first mortgage loan portfolio is based in part on a loan-by-loan analysis that includes a risk-rating system. The Company's Asset Quality Review Department ("AQRD") provides an independent review of the analyses performed by management with respect to commercial and multifamily first mortgage loans, including the respective risk ratings assigned to such loans. Pursuant to the Company's policy, the AQRD conducts an annual review of all commercial and multifamily first mortgage loans that have been assigned certain risk ratings, with the balance of the portfolio reviewed on a test basis.

  As discussed in Item 1, "Business," during 1997, the Company intends to expand certain of its business activities, including its commercial and multifamily real estate lending and business lending. The Company intends to continue to monitor the credit quality of its loan portfolio closely. Nevertheless, consistent with these anticipated changes in its lending activities, the Company expects that the risk profile of the loan portfolio also may change over time.

 Loans Sold with Recourse

  In the past, the Company sold certain residential property and multifamily first mortgage loans with limited recourse, with the majority of these loans having been securitized with FNMA. The balance of loans sold with recourse was $751.5 million at December 31, 1996, down from $900.4 million one year earlier. The Company's related maximum potential recourse exposure was approximately $196 million and $223 million at December 31, 1996 and 1995, respectively. Of the loans sold with recourse, $9.4 million were delinquent 90 days or more at December 31, 1996. During 1996 and 1995, the Company repurchased loans sold with recourse totaling $35.0 million and $30.9 million, respectively.

  During the first quarter of 1994, an agreement was reached with FNMA whereby the Company would no longer have any recourse obligations with respect to approximately $664 million of residential property loans previously sold by the Company with recourse. While the Company's maximum potential recourse liability did not change as a result of this transaction, the Bank is no longer required to hold capital, for risk-based capital purposes, against those loans released from the recourse obligations. The Company paid FNMA $1.7 million to eliminate the recourse liability applicable to these loans, which was charged to the allowance for loan losses during the first quarter of 1994.

 MBS

  In general, the Company's MBS carry a significantly lower credit risk than its loans receivable. Of the aggregate carrying value of the Company's MBS available for sale and held to maturity at December 31, 1996 of $6.9 billion, approximately 21%, in total, were issued by FHLMC, GNMA and FNMA. The Company's privately-issued MBS, which have been issued by entities other than FHLMC, GNMA and FNMA, have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Privately-issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool.

  The most common form of credit enhancement for the privately-issued MBS in the Company's portfolio is a senior/subordinated structure, in which losses are allocated to a "subordinate class" of the MBS until the principal balance of that class is reduced to zero, thereby protecting the "senior class" to such extent. The level of subordination is a primary factor in the determination of the rating for the senior class of the MBS. Under mortgage pool insurance, which is another common form of credit enhancement for the Company's privately-issued MBS, losses of principal and interest to the date of liquidation on a loan are paid by the insurer up to the specific dollar amount of the pool policy. The terms of the pool insurance policy specify the eligibility requirements of losses that are covered. The credit rating of the provider of the mortgage pool insurance policy is an important factor in the rating of the MBS. A letter of credit, which is a promise by a bank to reimburse losses up to a specified amount, is also frequently used either as credit support for an entire transaction or to cover specified types of risk. In addition, special hazard policies are usually obtained to protect against damages to the underlying properties that are not covered by normal home insurance policies, such as the effects of earthquakes, mudslides and certain other natural disasters in areas susceptible to these types of risks.

  During 1996 and 1995, the Company recognized losses of $4.7 million and $3.3 million, respectively, associated with other than temporary impairment in value of certain privately-issued MBS. These losses were necessitated by the erosion in the underlying credit enhancements, coupled with the Company's projections of estimated future losses on the securities. No assurance can be given that future losses on these securities, the carrying value of which amounted to approximately $89 million at December 31, 1996, will not be incurred. While substantially all of the $5.4 billion portfolio of privately-issued MBS held by the Company at December 31, 1996 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained, and the Company cannot predict whether losses will or will not be recognized on any such securities.

  The following table sets forth, by issuer, the aggregate amortized cost and estimated fair value of the Company's privately-issued MBS pass-through securities and CMOs, both available for sale and held to maturity, that, at December 31, 1996, exceeded 10% of stockholders' equity.

                                                          AMORTIZED  ESTIMATED
                           ISSUER                            COST    FAIR VALUE
                           ------                         ---------- ----------
                                                             (IN THOUSANDS)
   Residential Funding Mortgage Securities, Inc.......... $1,012,044  $991,255
   Prudential Home Mortgage Securities Co., Inc..........    559,133   550,958
   Resolution Trust Corporation..........................    547,921   534,000
   American Residential Mortgage Corp....................    268,368   263,943
   Countrywide Funding Corp. and Countrywide Mortgage
    Backed
    Securities, Inc......................................    261,407   258,790
   Regal Trust...........................................    239,936   243,967
   Housing Securities Inc................................    237,050   232,689
   DLJ Mortgage Acceptance Corporation...................    234,290   230,708
   Citibank, N.A. and Citicorp Mortgage Securities,
    Inc..................................................    216,350   208,715
   Salomon Brothers Mortgage Securities VII, Inc.........    205,896   205,423
   PHH Mortgage Services Corporation.....................    143,582   144,061
   Securitized Asset Sales, Inc..........................    144,871   141,908
   Sears Mortgage Securities Corporation.................    124,162   123,216
   Ryland Mortgage Securities Corp.......................    121,217   120,767
   Bear Stearns Mortgage Securities Inc..................    105,545   107,744

 Derivative Financial Instruments

  The credit risk from the Company's derivative financial instruments arises from the possible default by a counterparty on its contractual obligations. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. The Company has established policies and procedures limiting its credit exposure to counterparties of derivative financial instrument agreements, which include consideration of credit ratings on a continuous basis, collateral requirements and exposure to any one counterparty, among other issues. In addition, as deemed necessary, the Company may enter into master netting agreements, under which it may offset payable and receivable positions, to the extent they exist, with the same counterparty in the event of default. There were no past due amounts related to the Company's derivative financial instruments at December 31, 1996 or 1995.

  In connection with its use of derivative financial instruments, to the extent a counterparty defaults, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. With respect to interest rate swaps, an added element of credit risk is introduced when there exists a mismatch in the frequency of payment exchanges (i.e., the Company makes a payment on a quarterly basis but receives a payment on a different payment frequency). For interest rate floors, interest rate caps and over-the-counter option agreements, the Company is also subject to credit risk to the extent contractual payments required under the agreements have not been received.

LOAN PRODUCTION

  The Company's total loan production amounted to $3.7 billion during 1996, representing growth of 57.0% from the level in 1995. The significant year-to-year growth principally reflects an increase in residential property loan production of $1.2 billion, or 65.0%, as a result of the Company's expansion of its residential property loan production capabilities, principally through the National and Madison Acquisitions, the operations of which produced $1.0 billion in residential property loans during 1996. During 1996, as compared with 1995, the Company also experienced increases of $89.7 million, or 38.6%, in commercial and multifamily first mortgage loan originations, $78.3 million, or 26.5%, in consumer loan originations (substantially due to an increase in home equity loan originations) and $2.1 million, or 7.6%, in business loan originations.

  The following table reflects the Company's loan production, both for portfolio and for sale in the secondary market, for the years ended December 31:

                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Residential property loan production:
  First mortgage loans originated........................ $2,418,059 $1,439,073
  First mortgage loans purchased.........................    311,375    178,004
  Cooperative apartment loans originated.................    267,887    199,360
                                                          ---------- ----------
    Total residential property loan production...........  2,997,321  1,816,437
                                                          ---------- ----------
Commercial and multifamily first mortgage loans
 originated:
  Commercial first mortgage loans........................    154,242    124,069
  Multifamily first mortgage loans.......................    168,045    108,481
                                                          ---------- ----------
    Total commercial and multifamily first mortgage loans
     originated..........................................    322,287    232,550
                                                          ---------- ----------
Consumer loans originated:
  Home equity loans......................................    216,353    138,321
  Other consumer loans...................................    157,050    156,831
                                                          ---------- ----------
    Total consumer loans originated......................    373,403    295,152
                                                          ---------- ----------
Business loans originated................................     30,061     27,928
                                                          ---------- ----------
Total loan production.................................... $3,723,072 $2,372,067
                                                          ========== ==========

  Of the Company's residential property loans produced in 1996, $1.9 billion were adjustable-rate loans and $1.1 billion were fixed-rate loans. During 1995, adjustable-rate and fixed-rate residential property loan production amounted to $1.0 billion and $0.8 billion, respectively. Substantially all the fixed-rate loan production in 1996, and $0.6 billion of such production in 1995, was for sale in the secondary market.

  Of the $2.7 billion and $1.6 billion of residential property loans originated by the Company in 1996 and 1995, respectively, approximately 34% and 30%, respectively, were refinance loans, the proceeds of which were used in full or in part to prepay loans previously originated by the Company or other financial institutions. Of such refinanced loans, approximately 31% in 1996 and 89% in 1995 were refinancings of loans originated by other institutions. The level of origination of refinance loans is influenced by relative interest rates as well as other factors, including refinancing costs, the availability of credit on terms acceptable to the borrower and the Company, and real estate values.

  The Company continues to experience significant competition in its loan origination processes, particularly with respect to residential property loans and home equity loans. As a result, the Company cannot predict whether it will be able to achieve continuing growth in any of its lending areas.

LOAN SERVICING

  At December 31, 1996, the Company owned the servicing rights to approximately 137,000 loans owned by others, with principal balances of $11.0 billion. This compares with approximately 125,000 loans with principal balances of $9.5 billion at December 31, 1995. The properties securing the loans serviced for others by the Company at December 31, 1996, substantially all of which were residential properties, were, based upon outstanding principal balances, located primarily in New York, New Jersey, Pennsylvania and Illinois. At December 31, 1996, the Company serviced $6.8 billion of loans for FNMA, $2.9 billion for FHLMC and $1.3 billion for private investors.

  Of the Company's total sales of loans in the secondary market during 1996 of $1.1 billion, $0.6 billion were sold with loan servicing rights retained, which contributed to the growth in the portfolio of owned loan servicing rights. In addition, the growth was supported by the consummation of bulk purchases of $2.5 billion of loan servicing rights during 1996. The Company anticipates that future additions to its portfolio of loans serviced for others will result from its loan production activities and, depending on market conditions and certain other factors, bulk purchases.

FINANCIAL CONDITION

 General

  The Company's total assets amounted to $18.9 billion at December 31, 1996, as compared with $20.3 billion at the end of 1995. The decrease of $1.5 billion, or 7.2%, principally reflects reductions in the Company's securities available for sale and held to maturity portfolios, the impact of which was partially offset by growth in loans receivable.

 Securities

  The Company's securities available for sale and securities held to maturity declined, in the aggregate, from $9.2 billion, or 47.0% of total interest-earning assets, at December 31, 1995 to $7.0 billion, or 38.4% of total interest-earning assets, at the end of 1996. Substantially all of the Company's securities available for sale and securities held to maturity at December 31, 1996 consisted of MBS.

  Securities designated as available for sale are carried at estimated fair value with unrealized gains and losses recorded in a valuation allowance that is included, net of related income taxes, as a separate component of stockholders' equity. The securities available for sale portfolio declined from $4.1 billion at December 31, 1995 to $2.6 billion at December 31, 1996. This decline reflects sales of $2.3 billion of securities during the year (primarily MBS), which were largely consummated in connection with the Balance Sheet Restructuring Plan, and principal repayments. Partially offsetting these factors were purchases of $1.7 billion of securities available for sale during 1996, of which $1.6 billion were MBS. At December 31, 1996, the Company had outstanding commitments to sell, in January 1997, approximately $166 million of MBS available for sale.

  The Company's securities held to maturity, which amounted to $4.4 billion at year-end 1996, declined $721.8 million, or 14.2%, during 1996 as a result of runoff of the portfolio. Purchases of securities held to maturity during 1996 amounted to $238.7 million.

  At December 31, 1996, the Company's securities available for sale portfolio had gross unrealized gains and losses each of $20.3 million, and its securities held to maturity portfolio had gross unrealized gains and losses of $2.3 million and $86.3 million, respectively. These gross unrealized gains and losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolios.

 Loans Receivable

  The Company's recent operating strategy has focused on growing its loans receivable portfolio while reducing its reliance on MBS and other securities. During 1996, the Company's total loans receivable, exclusive of the allowance for loan losses, increased $907.7 million, or 9.2%, and amounted to $10.7 billion at December 31, 1996. Total loans receivable, as a percentage of total interest-earning assets, increased to 59.3% at December 31, 1996 from 50.5% one year earlier.

  The principal segment of the Company's loans receivable portfolio is first mortgage loans, which increased $878.3 million, or 11.2%, during 1996 and amounted to $8.7 billion at year-end 1996. The principal balances of residential first mortgage loans increased to $6.8 billion at December 31, 1996 from $5.9 billion at December 31, 1995 and reflect the expansion of the Company's residential loan origination capabilities, principally through the National and Madison Acquisitions. During 1996, the Company produced $1.8 billion of residential first mortgage loans for its portfolio, up from $1.1 billion in the prior year. At the end of 1996, the principal balances of the Company's commercial and multifamily first mortgage loans receivable amounted to $1.9 billion, up $43.2 million from December 31, 1995. While the origination of such loans during 1996 amounted to $322.3 million, growth in this loan portfolio was limited by principal repayments. The commercial and multifamily first mortgage loans receivable at December 31, 1996 primarily consisted of rental apartments (42%), office buildings (16%), shopping centers (17%), cooperative apartments (10%), and industrial properties (9%).

  The Company's cooperative apartment loans receivable amounted to $1.3 billion at December 31, 1996, an increase of $44.6 million from the end of 1995. The growth during 1996 reflects production of such loans for portfolio during the year of $179.9 million, which was offset in part by principal repayments.

  During 1996, the Company's consumer and business loans receivable declined $15.2 million to $777.4 million. Contributing to this decline was a $17.4 million reduction in manufactured home loan principal balances, as this product line was discontinued in the past. In addition, certain other segments of the consumer loan portfolio experienced reductions in outstanding balances, as the Company focused its efforts on growing its portfolio of home equity loans. Despite this emphasis, during 1996, the principal balances of the Company's home equity loan portfolio only rose $12.0 million to $506.5 million at the end of 1996 because, although originations of home equity loans increased significantly as compared with 1995, the Company also experienced a high level of principal repayments. At December 31, 1996, unused home equity lines of credit amounted to approximately $360 million.

 Deposits

  At December 31, 1996, the Company operated 86 branches, comprised of 85 branches in the greater New York metropolitan area and one branch in Florida. Total deposits amounted to $12.9 billion at December 31,

1996, an increase of $284.5 million, or 2.3%, from December 31, 1995. Deposit growth was minimal during 1996 due, in part, to consumer preferences for alternative investments and the Company's general strategy of not raising interest rates to attract new deposits.

 Borrowed Funds

  Consistent with the Balance Sheet Restructuring Plan, the Company reduced its borrowed funds significantly during 1996. Total borrowed funds were reduced to $4.8 billion at December 31, 1996 from $6.6 billion at December 31, 1995, a 27.2% decline.

  In an effort to reduce its overall cost of borrowed funds, the Company continued expanding its use of securities sold under agreements to repurchase during 1996, due primarily to their generally lower cost as compared with FHLBNY advances. At December 31, 1996, securities sold under agreements to repurchase amounted to $3.6 billion and represented 73.7% of total borrowed funds at that date, up from $1.6 billion, or 24.7% of total borrowed funds, one year earlier. FHLBNY advances declined to $0.9 billion at December 31, 1996 from $4.6 billion at the end of 1995. Securities sold under agreements to repurchase are subject to various risks, including those relating to the financial strength of the counterparty to the transaction and the difference between the carrying value of the securities sold and the amount of funds obtained. The Company monitors the risks associated with its securities sold under agreements to repurchase on an on-going basis. At December 31, 1996, all such agreements were either with the FHLBNY or nationally recognized securities dealers.

 Stockholders' Equity

  The Company's stockholders' equity amounted to $1.0 billion at December 31, 1996, an increase of $45.8 million, or 4.7%, from December 31, 1995. Although the Company recorded net income of $104.3 million for 1996, the growth in stockholders' equity was limited primarily by the impact of Common Stock repurchases during the year. At year-end 1996, stockholders' equity represented 5.42% of total assets, up from 4.80% of total assets at year-end 1995.

  During 1996, the Holding Company repurchased a total of 5,025,900 shares of Common Stock in connection with two repurchase programs. Under a repurchase program announced in January 1996, which was completed during the second quarter of 1996, 2,000,000 shares of Common Stock were repurchased at an average cost of $12.73 per share. Under a second repurchase program announced in November 1996, which authorizes the repurchase of up to approximately 5,000,000 shares of Common Stock, the Holding Company acquired 3,025,900 shares of Common Stock through year-end at an average cost of $14.87 per share. No time limit has been established to complete this repurchase program, and there can be no assurances as to when, or if, this program will be completed. Of the shares of Common Stock repurchased during 1996, the Company reissued 1,507,603 shares during the year in connection with its stock-based employee benefit plans.

  In May 1996, the FDIC exercised the Warrant and sold the underlying 8,407,500 shares of Common Stock in a secondary public offering. The Holding Company incurred costs of $1.9 million in connection with this offering, all of which were charged to additional paid-in-capital. The Warrant had been issued originally in July 1993 in accordance with the terms of an agreement between Anchor Bancorp and the FDIC. Pursuant to this agreement, Anchor Bancorp exchanged $157.0 million of its Class A cumulative preferred stock for $71.0 million of its 8.9375% senior notes and a warrant to acquire, at an exercise price of $0.01 per share, 4,750,000 shares of Anchor Bancorp's common stock (which was converted to a warrant to acquire 8,407,500 shares of Common Stock at $0.01 per share upon consummation of the Merger). In this exchange, the FDIC also relinquished its claim to $47.2 million of accumulated but undeclared and unpaid dividends with respect to the Class A cumulative preferred stock.

LIQUIDITY

  The liquidity position of the Company is managed pursuant to established policies and guidelines and is monitored on a continuous basis. The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet deposit withdrawals, loan and investment funding commitments, the repayment of borrowed funds, and other obligations and expenditures, as well as ensuring the Bank's compliance with regulatory liquidity requirements.

  Loan and MBS principal payments and prepayments continued to be a principal source of liquidity for the Company in 1996. These payments aggregated $3.4 billion in 1996, as compared with $3.0 billion in 1995. While principal amortization on these assets is a relatively predictable source of liquidity, principal prepayments on the Company's MBS and loan portfolios have been, and are expected to continue to be, significantly affected by the interest rate environment.

  During 1996, cash proceeds of $2.3 billion from sales of securities available for sale also represented a significant source of liquidity for the Company. These sales were largely consummated in connection with the Balance Sheet Restructuring Plan. The proceeds from these security sales were principally used to repay certain of the Company's borrowed funds.

  Other potential sources of funds for the Company include, but are not limited to, securities sold under agreements to repurchase, advances from the FHLBNY, net new deposits and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs, although it has not utilized this funding source in the past.

  Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, is dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS (see "Regulation and Supervision--Restrictions on Dividends and Capital Distributions" in Item 1, "Business"). The Holding Company's principal uses of funds during 1996 were to buy-back shares of Common Stock in connection with repurchase programs announced during the year and to fund interest payments on its outstanding senior notes.

  Pursuant to regulations promulgated by the OTS, the Bank is required to maintain (i) a ratio of average eligible liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 5.0% and (ii) a ratio of average eligible short-term liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 1.0%. For the month of December 1996, the Bank's average liquidity ratio was 5.5% and its average short-term liquidity ratio was 4.8%.

REGULATORY CAPITAL

  Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, leverage capital of at least 3.00% of adjusted total assets, and risk-based capital of at least 8.00% of risk-weighted assets. The Bank believes it exceeded these capital requirements at December 31, 1996.

  Under the PCA regulations adopted by the OTS pursuant to FDICIA, an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.0%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.0%, and a total risk-based capital ratio of at least 10.0%, and it is not subject to an order, written agreement, capital directive, or PCA directive to meet and maintain a specific capital level for any capital measure. At December 31, 1996, the Bank met the published standards for a well capitalized designation under these regulations.

  The following table sets forth the regulatory capital position of the Bank at December 31:

                                                  BANK REGULATORY CAPITAL
                                             ----------------------------------
                                                   1996              1995
                                             ----------------  ----------------
                                               AMOUNT   RATIO    AMOUNT   RATIO
                                             ---------- -----  ---------- -----
                                                  (DOLLARS IN THOUSANDS)
Tangible capital............................ $1,139,443  6.06% $1,042,736  5.16%
Leverage capital............................  1,139,443  6.06   1,042,736  5.16
Risk-based capital..........................  1,245,938 13.08   1,163,931 12.01
Tier 1 risk-based capital...................  1,139,443 11.96   1,042,736 10.76

PENDING ACQUISITION OF BFS

  The Company, in December 1996, entered into a definitive agreement to acquire BFS for approximately $92 million in cash. It is expected that the purchase price will be funded from the normal cash flows of the Company and that the transaction will be accounted for under the purchase method of accounting. At December 31, 1996, BFS had total assets of $650.5 million, loans receivable, net, of $586.8 million, substantially all of which were multifamily first mortgage loans, and deposits of $453.5 million. At that date, BFS operated five New York City branch offices. The acquisition of BFS, which remains subject to the approval of the OTS, is expected to be consummated during the second quarter of 1997.

RECENT ACCOUNTING DEVELOPMENTS

 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss, measured by the difference between the carrying amount of the asset and its fair value, must be recognized in the event the sum of the expected future cash flows (undiscounted and without interest charges) from the use and eventual disposition of the asset are less than the carrying value of the asset. In addition, SFAS 121 requires that long-lived assets and certain identified intangibles intended to be disposed of be reported at the lower of carrying amount or fair value less selling costs. Since the date of its adoption by the Company, SFAS 121 has not had a material impact on the Company's consolidated financial statements.

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

  The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using the APB 25 Method must include the effects of all awards granted in fiscal years that began after December 15, 1994.

 Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities

  In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in SFAS 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledge of collateral.

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

  SFAS 115 is amended by SFAS 125 to prohibit the classification of a debt security as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. It further requires that loans and other assets that can be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment shall be subsequently measured like debt securities classified as available for sale or trading under SFAS 115, as amended by SFAS 125. SFAS 125 also amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS 65 and supersedes SFAS 122.

  SFAS 125, except as noted below, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" amended SFAS 125 to delay, for one year, the effective date of certain provisions of SFAS 125 relating to collateral, repurchase agreements, dollar-rolls, securities lending, and similar transactions.

  The Company does not anticipate that the adoption of SFAS 125 will have a material impact on its consolidated financial statements.

IMPACT OF INFLATION

  The consolidated financial statements and related notes presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

  Unlike most commercial enterprises, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors.............................................. F-1
Consolidated Statements of Financial Condition.............................. F-2
Consolidated Statements of Income........................................... F-3
Consolidated Statements of Changes in Stockholders' Equity.................. F-4
Consolidated Statements of Cash Flows....................................... F-5
Notes to Consolidated Financial Statements.................................. F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item is contained in "Executive Officers of the Registrant" in Item 1, "Business" and in the Holding Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission (the "Commission") within 120 days from December 31, 1996, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this Item is contained in the Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item is combined in the Proxy Statement, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item is contained in the Proxy Statement, incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

  See Item 8, "Financial Statements and Supplementary Data."

(A) (2) FINANCIAL STATEMENT SCHEDULES

  All financial statement schedules for the Holding Company and its subsidiaries (including the Bank) have been included in the consolidated financial statements or the related notes or they are either inapplicable or not required.

(A) (3) EXHIBITS

  See Exhibit Index, page 104.

(B) REPORTS ON FORM 8-K

  During the three-month period ended December 31, 1996, the Holding Company filed with the Commission one Current Report on Form 8-K, dated December 11, 1996, which reported that it had issued a press release on December 3, 1996 announcing: (i) an agreement and plan of merger between the Holding Company and BFS Bankorp, Inc.; (ii) a program to repurchase up to 5%, or approximately 5,000,000 shares, of its outstanding Common Stock; (iii) a plan to sell a total of approximately $950 million of MBS, with the proceeds of the sales to be used to reduce borrowed funds; and (iv) a plan by the Company to further reduce its MBS portfolio by not reinvesting the proceeds of an additional $300 million in such securities expected to mature during the fourth quarter of 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Dime Bancorp, Inc.

                                                   /s/ Lawrence J. Toal
                                          By: _________________________________
                                              LAWRENCE J. TOAL CHIEF EXECUTIVE
                                               OFFICER, PRESIDENT AND CHIEF
                                                     OPERATING OFFICER

                                                      March 31, 1997
                                                           Date

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 31, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                             CAPACITY

        /s/ Lawrence J. Toal              Director, Chief Executive Officer,
-------------------------------------      President and Chief Operating
          LAWRENCE J. TOAL                 Officer (Principal Executive
                                           Officer)

                  *                       Chairman of the Board
-------------------------------------
         JAMES M. LARGE, JR.

                  *                       Director
-------------------------------------
          DERRICK D. CEPHAS

                  *                       Director
-------------------------------------
          FREDERICK C. CHEN

                  *                       Director
-------------------------------------
        J. BARCLAY COLLINS II

                  *                       Director
-------------------------------------
        RICHARD W. DALRYMPLE

              SIGNATURE                             CAPACITY

                  *                       Director
-------------------------------------
         E. CHARLOTTE FANTA

                  *                       Director
-------------------------------------
           JAMES F. FULTON

                  *                       Director
-------------------------------------
          MURRAY HANDWERKER

                  *                       Director
-------------------------------------
          VIRGINIA M. KOPP

                  *                       Director
-------------------------------------
            JOHN MORNING

                  *                       Director
-------------------------------------
      MARGARET G. OSMER-MCQUADE

                  *                       Director
-------------------------------------
       SALLY HERNANDEZ-PINERO

                  *                       Director
-------------------------------------
         DR. PAUL A. QUALBEN

                  *                       Director
-------------------------------------
        EUGENE G. SCHULZ, JR.

                  *                       Director
-------------------------------------
            HOWARD SMITH

                  *                       Director
-------------------------------------
         DR. NORMAN R. SMITH

                  *                       Director
-------------------------------------
            IRA T. WENDER

       /s/ Harold E. Reynolds             Senior Vice President and Controller
-------------------------------------
         HAROLD E. REYNOLDS

        /s/ Lawrence J. Toal
*By: ________________________________
          LAWRENCE J. TOAL
          ATTORNEY-IN-FACT

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dime Bancorp, Inc.:

  We have audited the accompanying consolidated statements of financial condition of Dime Bancorp, Inc. and subsidiaries (Dime) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of Dime's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dime Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, Dime changed its method of accounting for goodwill effective January 1, 1994.

/s/ KPMG Peat Marwick LLP
New York, New York
January 27, 1997

                      DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
ASSETS
Cash and due from banks..............................  $   158,753  $   216,532
Money market investments.............................       25,764       18,824
Loans held for sale..................................      115,325      139,370
Securities available for sale........................    2,589,572    4,070,865
Securities held to maturity (estimated fair value of
 $4,279,937 in 1996
 and $4,990,564 in 1995).............................    4,363,971    5,085,736
Federal Home Loan Bank of New York stock.............      266,244      318,690
Loans receivable, net:
  First mortgage loans...............................    8,698,990    7,820,680
  Cooperative apartment loans........................    1,261,648    1,217,030
  Consumer and business loans........................      777,419      792,603
  Allowance for loan losses..........................     (106,495)    (128,295)
                                                       -----------  -----------
Total loans receivable, net..........................   10,631,562    9,702,018
                                                       -----------  -----------
Other real estate owned, net.........................       53,255       60,681
Accrued interest receivable..........................      106,041      118,811
Premises and equipment, net..........................      103,541      112,757
Capitalized excess servicing.........................       25,395       32,604
Mortgage servicing rights............................      102,350       66,541
Deferred tax asset, net..............................      183,672      223,463
Other assets.........................................      144,663      159,728
                                                       -----------  -----------
Total assets.........................................  $18,870,108  $20,326,620
                                                       ===========  ===========
LIABILITIES
Deposits.............................................  $12,856,739  $12,572,203
Securities sold under agreements to repurchase.......    3,550,234    1,632,453
Federal Home Loan Bank of New York advances..........      925,139    4,602,983
Senior notes.........................................      197,584      197,384
Other borrowed funds.................................      142,234      181,732
Other liabilities....................................      175,841      163,335
                                                       -----------  -----------
Total liabilities....................................   17,847,771   19,350,090
                                                       -----------  -----------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (200,000,000
 shares authorized; 108,262,216 and 99,705,731 shares
 issued in 1996 and 1995, respectively)..............        1,083          997
Additional paid-in capital...........................      914,386      915,210
Retained earnings....................................      158,956       65,981
Treasury stock, at cost (3,518,297 shares in 1996)...      (51,498)          --
Net unrealized gain (loss) on securities available
 for sale, net of related
 income taxes........................................           22       (5,468)
Unearned compensation................................         (612)        (190)
                                                       -----------  -----------
Total stockholders' equity...........................    1,022,337      976,530
                                                       -----------  -----------
Total liabilities and stockholders' equity...........  $18,870,108  $20,326,620
                                                       ===========  ===========

        See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
INTEREST INCOME
First mortgage loans.......................  $  619,607  $  556,395  $  459,086
Cooperative apartment loans................      97,660      91,657      78,989
Consumer and business loans................      66,842      74,374      62,512
Mortgage-backed securities.................     508,342     567,885     482,829
Other securities...........................      31,910      32,596      36,160
Money market investments...................      26,337      34,224      17,286
                                             ----------  ----------  ----------
   Total interest income...................   1,350,698   1,357,131   1,136,862
                                             ----------  ----------  ----------
INTEREST EXPENSE
Deposits...................................     531,216     524,452     404,569
Borrowed funds.............................     358,187     423,053     303,216
                                             ----------  ----------  ----------
   Total interest expense..................     889,403     947,505     707,785
                                             ----------  ----------  ----------
   Net interest income.....................     461,295     409,626     429,077
Provision for loan losses..................      41,000      39,650      55,799
                                             ----------  ----------  ----------
   Net interest income after provision for
    loan losses............................     420,295     369,976     373,278
                                             ----------  ----------  ----------
NON-INTEREST INCOME
Banking service fees.......................      27,373      22,325      19,953
Loan servicing fees, net...................      30,356      30,452      28,213
Securities and insurance brokerage fees....      21,064      15,532      16,885
Net (losses) gains on sales activities.....     (12,716)    (12,415)      2,925
Other......................................      12,391      10,273      11,291
                                             ----------  ----------  ----------
   Total non-interest income...............      78,468      66,167      79,267
                                             ----------  ----------  ----------
NON-INTEREST EXPENSE
General and administrative expense:
 Compensation and employee benefits........     139,358     131,721     136,786
 Occupancy and equipment, net..............      52,662      58,285      56,447
 Federal deposit insurance premiums........       8,625      21,373      31,214
 Other.....................................      92,150      74,522      70,027
                                             ----------  ----------  ----------
   Total general and administrative ex-
    pense..................................     292,795     285,901     294,474
Savings Association Insurance Fund recapi-
 talization assessment.....................      26,280         --          --
Other real estate owned expense, net.......      10,072      12,892      11,013
Amortization of mortgage servicing rights..      11,872      12,107       9,664
Restructuring and merger-related expense...       3,504      15,331      58,258
                                             ----------  ----------  ----------
   Total non-interest expense..............     344,523     326,231     373,409
                                             ----------  ----------  ----------
Minority interest-preferred stock dividends
 of subsidiary.............................         --          --       11,433
                                             ----------  ----------  ----------
Income before income tax expense (benefit)
 and cumulative effect
of a change in accounting principle........     154,240     109,912      67,703
Income tax expense (benefit)...............      49,984      47,727     (53,138)
                                             ----------  ----------  ----------
Income before cumulative effect of a change
 in accounting principle...................     104,256      62,185     120,841
Cumulative effect of a change in accounting
 principle for goodwill....................         --          --      (92,887)
                                             ----------  ----------  ----------
Net income.................................  $  104,256  $   62,185  $   27,954
                                             ==========  ==========  ==========
EARNINGS PER COMMON SHARE
Primary:
 Income before cumulative effect of a
  change in accounting principle...........  $     0.96  $     0.57  $     1.12
 Cumulative effect of a change in
  accounting principle for goodwill........         --          --        (0.86)
                                             ----------  ----------  ----------
 Net income................................  $     0.96  $     0.57  $     0.26
                                             ==========  ==========  ==========
Fully diluted:
 Income before cumulative effect of a
  change in accounting principle...........  $     0.95  $     0.57  $     1.12
 Cumulative effect of a change in account-
  ing principle for goodwill...............         --          --        (0.86)
                                             ----------  ----------  ----------
 Net income................................  $     0.95  $     0.57  $     0.26
                                             ==========  ==========  ==========
Primary average common shares outstanding..     109,097     109,742     107,668
Fully diluted average common shares out-
 standing..................................     109,249     109,862     107,700

        See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                              1996         1995        1994
                                          ------------  ----------  ----------
COMMON STOCK
Balance at beginning of year............  $        997  $      986  $      983
Stock issued upon exercise of stock war-
 rant...................................            84         --          --
Stock issued under employee benefit
 plans..................................             2          11           5
Merger adjustment.......................           --          --           (2)
                                          ------------  ----------  ----------
  Balance at end of year................         1,083         997         986
                                          ------------  ----------  ----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year............       915,210     910,036     907,851
Stock issued under employee benefit
 plans..................................         1,023       4,969       2,385
Restricted stock activity...............            66         205          41
Costs of secondary public offering......        (1,913)        --          --
Merger adjustment.......................           --          --         (251)
Other...................................           --          --           10
                                          ------------  ----------  ----------
  Balance at end of year................       914,386     915,210     910,036
                                          ------------  ----------  ----------
COMMON STOCK DEFERRED INCENTIVE SHARES
Balance at beginning of year............           --        2,994         --
Deferred incentive shares granted, net..           --           33       2,994
Deferred incentive shares distributed...           --       (3,027)        --
                                          ------------  ----------  ----------
  Balance at end of year................           --          --        2,994
                                          ------------  ----------  ----------
RETAINED EARNINGS (DEFICIT)
Balance at beginning of year............        65,981       3,796      (2,017)
Net income..............................       104,256      62,185      27,954
Treasury stock issued under employee
 benefit plans..........................       (11,281)        --          --
Merger adjustment.......................           --          --      (22,141)
                                          ------------  ----------  ----------
  Balance at end of year................       158,956      65,981       3,796
                                          ------------  ----------  ----------
TREASURY STOCK, AT COST
Balance at beginning of year............           --          --          --
Treasury stock purchased................       (70,456)        --          --
Treasury stock issued under employee
 benefit plans..........................        18,958         --          --
                                          ------------  ----------  ----------
  Balance at end of year................       (51,498)        --          --
                                          ------------  ----------  ----------
NET UNREALIZED GAIN (LOSS) ON SECURITIES
 AVAILABLE FOR SALE, NET OF RELATED
 INCOME TAXES
Balance at beginning of year............        (5,468)    (12,612)     (1,734)
Change in net unrealized gain (loss) on
 securities available for sale, net of
 related income taxes...................         5,490       7,144     (15,510)
Merger adjustment.......................           --          --        4,632
                                          ------------  ----------  ----------
  Balance at end of year................            22      (5,468)    (12,612)
                                          ------------  ----------  ----------
UNEARNED COMPENSATION
Balance at beginning of year............          (190)        (75)       (101)
Restricted stock activity...............          (545)       (181)        (47)
Unearned compensation amortized to ex-
 pense..................................           123          66          73
                                          ------------  ----------  ----------
  Balance at end of year................          (612)       (190)        (75)
                                          ------------  ----------  ----------
Total stockholders' equity..............  $  1,022,337  $  976,530  $  905,125
                                          ============  ==========  ==========

        See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................  $  104,256  $   62,185  $   27,954
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Cumulative effect of a change in
   accounting principle...................         --          --       92,887
  Provision for loan and other real estate
   owned losses...........................      45,799      46,529      60,464
  Depreciation and amortization of
   premises and equipment.................      16,706      17,899      16,766
  Other amortization and accretion, net...      59,871      69,038      55,452
  Provision for deferred income tax
   expense (benefit)......................      35,666      43,032     (92,266)
  Net losses (gains) on sales, calls and
   revaluations of securities.............      11,265      29,044      (2,909)
  Net gains on sales of branches..........         --      (18,637)     (1,730)
  Net decrease (increase) in loans held
   for sale...............................      24,045    (122,749)    117,743
  Other, net..............................      14,062     (11,745)    (38,602)
                                            ----------  ----------  ----------
    Net cash provided by operating
     activities...........................     311,670     114,596     235,759
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and
 purchased................................  (2,660,414) (1,795,620) (1,541,709)
Proceeds from sales of loans receivable...      13,510      42,344       6,562
Principal payments received on loans
 receivable...............................   1,689,861   1,181,255   1,130,848
Purchases of securities available for
 sale.....................................  (1,722,633)    (55,391)    (63,371)
Purchases of securities held to maturity..    (238,674) (2,144,475) (3,038,768)
Proceeds from sales of securities
 available for sale.......................   2,290,279      25,279     333,860
Proceeds from sales of securities held to
 maturity.................................         --      187,342         --
Proceeds from maturities of securities
 available for sale and held to maturity..   1,842,349   1,920,144   2,191,835
Net redemptions (purchases) of Federal
 Home Loan Bank of New York stock.........      52,446     (53,104)      6,298
Acquisitions, net of cash and cash
 equivalents acquired.....................      (1,284)     (7,914)    374,870
Repurchases of assets sold with recourse..     (36,855)    (35,946)    (62,753)
Proceeds from bulk sales of non-performing
 assets...................................         --          --      266,821
Proceeds from sales of other real estate
 owned....................................      50,681      66,763      97,450
Purchases and originations of mortgage
 servicing rights.........................     (23,378)    (17,263)    (35,037)
Other, net................................     (39,463)    (38,239)    (11,707)
                                            ----------  ----------  ----------
    Net cash provided (used) by investing
     activities...........................   1,216,425    (724,825)   (344,801)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits,
 exclusive of sales and purchases.........     284,536      42,678    (173,263)
Net cash paid upon sale of deposits.......         --     (262,512)    (61,115)
Net cash received upon purchase of
 deposits.................................         --          --       52,112
Net (decrease) increase in borrowings with
 original maturities of three months or
 less.....................................  (1,382,173)    300,797   2,237,631
Proceeds from other borrowings............   1,111,804   1,365,000     485,000
Repayment of other borrowings.............  (1,529,043)   (809,549) (2,454,158)
Proceeds from issuance of common and
 treasury stock...........................       8,311       2,014       1,499
Purchases of treasury stock...............     (70,456)        --          --
Other, net................................      (1,913)        --       (1,369)
                                            ----------  ----------  ----------
    Net cash (used) provided by financing
     activities...........................  (1,578,934)    638,428      86,337
                                            ----------  ----------  ----------
Net (decrease) increase in cash and cash
 equivalents..............................     (50,839)     28,199     (22,705)
Merger adjustment.........................         --          --       17,406
Cash and cash equivalents at beginning of
 year.....................................     235,356     207,157     212,456
                                            ----------  ----------  ----------
Cash and cash equivalents at end of year..  $  184,517  $  235,356  $  207,157
                                            ==========  ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowings..  $  891,102  $  941,483  $  694,976
Net income tax (refunds) payments.........        (847)    (11,758)     60,081
SUPPLEMENTAL NON-CASH FLOW INFORMATION
Net transfers of loans receivable to other
 real estate owned........................      39,216      49,768      64,232
Securitization of loans receivable........         --          --       66,041
Transfers of securities from held to
 maturity to available for sale...........         --    3,616,445         --
Exchange of preferred stock of subsidiary
 for senior notes.........................         --          --      100,000
In connection with acquisitions:
  Fair value of assets acquired...........         --        2,435   2,016,397
  Cash paid...............................       1,284       7,914      80,000
  Fair value of liabilities assumed.......         --        1,397   1,936,397

        See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Dime Bancorp, Inc. (the "Holding Company") is the holding company for The Dime Savings Bank of New York, FSB (the "Bank," and, together with the Holding Company, the "Company" or "Dime"), which is engaged in banking operations. The accounting policies applied by the Company conform with generally accepted accounting principles and prevailing industry practices. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statement of financial condition and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a description of the significant accounting policies of the Company.

 Basis of Presentation and Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and accompanying notes for prior years have been reclassified to conform with the current year presentation.

  On January 13, 1995, Anchor Bancorp, Inc. ("Anchor Bancorp") and its wholly-owned savings bank subsidiary, Anchor Savings Bank FSB ("Anchor Savings," and, together with Anchor Bancorp, "Anchor"), merged with and into the Holding Company and the Bank, respectively, which were the surviving corporations (the "Merger"). The Merger was accounted for under the pooling-of-interests method of accounting. Accordingly, the financial information of the Company for periods prior to the Merger was restated to include Anchor. For a further discussion of the Merger, see Note 2.

 Consolidated Statements of Cash Flows

  For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks and money market investments purchased with maturities of three months or less.

  Cash flows associated with derivative financial instruments used by the Company are classified in the accompanying Consolidated Statements of Cash Flows in the same category as the cash flows from the asset or liability being hedged.

 Loans Held for Sale

  Loans held for sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to operations. Premiums, discounts and origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale.

 Securities

  The Company classifies its securities as held to maturity, trading, or available for sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Securities held for sale in the near term in connection with mortgage banking activities are classified as trading securities and are carried at estimated fair value with unrealized gains and losses recognized in operations. The Company did not maintain a trading securities portfolio at December 31, 1996 or 1995. Securities not otherwise classified as held to maturity or trading are classified as available for sale and are carried at estimated fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related income tax effect.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The amortization of premiums and accretion of discounts on securities is recognized in operations using the interest method over the lives of the securities, adjusted, in the case of mortgage-backed securities ("MBS"), for actual prepayments. Gains and losses on sales of securities are determined using the specific identification method. The carrying values of securities are reduced through write-downs charged to operations in the event the Company determines that an other than temporary impairment in value has occurred.

 Loans Receivable

  Loans receivable are generally carried at unpaid principal balances adjusted for unamortized premiums, unearned discounts, deferred loan origination fees and costs, and undisbursed funds on loans in process. Premiums are amortized and discounts are accreted to income over the lives of the loans using the interest method. Deferred loan origination fees and costs are recognized as an adjustment of yield over the contractual lives of the loans.

  A loan is deemed a troubled debt restructuring ("TDR") by the Company when modifications of a concessionary nature, such as the reduction of the interest rate, are made to the loan's original contractual terms due to a deterioration in the borrower's financial condition.

  Loans are placed on non-accrual status upon becoming 90 days contractually past due as to principal or interest, or at an earlier date if the full collectability of principal or interest is doubtful. Interest income previously accrued but not collected at the date a loan is placed on non-accrual status is reversed against interest income. Cash receipts on non-accrual loans are applied to principal and interest in accordance with their contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance has been demonstrated.

  Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." In accordance with SFAS 114, the Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. SFAS 114 does not apply to those large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which, for the Company, include one-to-four family first mortgage and cooperative apartment loans ("residential property loans"), other than those modified in a TDR, and consumer loans. Loans reviewed for impairment by the Company are limited to business loans, commercial and multifamily first mortgage loans and residential property loans modified in a TDR. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. At a minimum, loans reviewed for impairment by the Company are classified as impaired when delinquent more than six months.

  All loans modified in a TDR subsequent to the adoption of SFAS 114 are considered impaired. However, if the restructuring agreement specifies an interest rate equal to or greater than the rate the Company was willing to accept at the restructuring date for a new loan with comparable risk and the loan is not impaired based on the terms of the restructuring agreement, it is not included in the Company's impaired loan statistics in years following the restructuring.

  In accordance with SFAS 114, impaired loans are measured using the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market

                      DIME BANCORP, INC. AND SUBSIDIARIES
price or the fair value of the collateral if the loan is collateral dependent. The Company uses the fair market value of the collateral as its principal method for valuing its impaired loans. The amount by which the recorded investment in an impaired loan exceeds the measurement value is recognized by an increase in the allowance for loan losses with a corresponding charge to the provision for loan losses.

  Cash receipts on an impaired loan are applied to principal and interest in accordance with the contractual terms of the loan unless full payment of principal is not expected, in which case, both principal and interest payments received are applied as a reduction of the carrying value of the loan. Interest income on impaired loans on non-accrual status is recognized to the extent received in cash and not otherwise utilized to reduce the carrying value of the loan. For impaired loans not classified as non-accrual, interest income is recognized on an accrual basis as the Company anticipates the full payment of principal and interest due.

 Allowance for Loan Losses

  An allowance for losses is maintained for estimated losses in the Company's loans receivable portfolio. The allowance is increased by loss provisions charged to operations and decreased by charge-offs (net of recoveries). In determining the appropriate level of the allowance for loan losses, the Company reviews its loans receivable portfolio on at least a quarterly basis, taking into account the size, composition and risk profile of the loan portfolio, including delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions.

  While management considers the allowance for loan losses to be adequate based on information currently available, additions to the allowance may be necessary due to future events, including changes in economic conditions in the Company's lending areas. In addition, the Federal Deposit Insurance Corporation ("FDIC") and the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

 Other Real Estate Owned ("ORE"), Net

  ORE, which consists of real estate acquired in satisfaction of loans, is carried at the date of acquisition at the lower of cost or estimated fair value less estimated selling costs. Write-downs required at time of acquisition are charged to the allowance for loan losses. Subsequent to acquisition, the Company maintains an allowance for actual and potential future declines in value. Provisions for losses on ORE, operating costs and revenues, and gains on sales in excess of prior charge-offs are recognized in "ORE expense, net" in the Consolidated Statements of Income. Expenditures related to the development and improvement of ORE are capitalized to the extent realizable.

 Premises and Equipment

  Premises and equipment owned are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of their respective leases or estimated useful lives. Leased properties meeting certain criteria are capitalized and amortized over the terms of the leases using the straight-line method. Maintenance, repairs, and minor improvements are charged to operations in the period incurred, while major improvements are capitalized.

 Capitalized Excess Servicing

  Gains and losses resulting from sales of loans with servicing retained, including those loans which have been securitized into MBS, are adjusted to recognize the present value of differences between the retained loan

                      DIME BANCORP, INC. AND SUBSIDIARIES
yield and the normal servicing fee over the estimated remaining lives of the related loans. The amortization of capitalized excess servicing is charged to operations over the remaining estimated lives of the loans and is included in "Loan servicing fees, net" in the Consolidated Statements of Income. The carrying value of the Company's capitalized excess servicing and the related amortization is evaluated on a quarterly basis in relation to estimated servicing values, including actual and anticipated prepayment rates.

 Mortgage Servicing Rights ("MSR")

  The Company adopted, effective January 1, 1995, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 amended Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"), to require the recognition, as separate assets, of the rights to service mortgage loans (including cooperative apartment loans) sold, whether those rights are acquired through loan purchase or loan origination activities. Prior to the adoption of SFAS 122, only those rights to service mortgage loans acquired through purchase transactions were recognized as assets by the Company. In addition, the previously existing requirement in SFAS 65 to offset gains on the sales of loans against any related servicing right assets was eliminated by SFAS 122. The initial capitalization of MSR is predicated upon an allocation of the total cost of the related loans to the MSR and the loans (without the MSR) based on their relative estimated fair values. MSR are amortized in proportion to and over the period of estimated net servicing income, which is consistent with the Company's amortization of its purchased MSR in periods prior to its adoption of SFAS 122.

  In accordance with SFAS 122, MSR are assessed for impairment based upon their estimated fair value. For purposes of such assessments, the Company stratifies its MSR, including those MSR purchased prior to the adoption of SFAS 122, by underlying loan type (i.e., adjustable-rate and fixed-rate) and interest rate. MSR impairment is recognized through a valuation allowance for each impaired stratum with the individual allowances adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each of the MSR strata is determined through a discounted cash flow analysis of future cash flows incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, and default rates. Prior to the adoption of SFAS 122, the recoverability and carrying values of the Company's purchased MSR were also determined through discounted cash flow analysis. However, the discount rate utilized was equal to the higher of the current market or the implicit rate at the time of acquisition.

 Change in Accounting Principle for Goodwill

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS 72"), for that portion of its goodwill not previously being accounted for under the provisions thereof. Such goodwill was associated with a thrift acquisition initiated prior to the effective date of SFAS 72. In connection therewith, the Company's method of amortizing such goodwill was changed from the straight-line method to the interest method over the expected remaining lives of the long-term interest-earning assets acquired. The cumulative effect on prior years of this change in accounting principle was $92.9 million, or $0.86 per common share, which was reflected as a charge to 1994's operations.

 Derivative Financial Instruments

  The Company uses a variety of derivative financial instruments as part of its asset/liability management strategy and to manage interest rate risk associated with its mortgage banking activities. Derivative financial instruments used for these purposes must be designated as a hedge at their inception and must remain effective as a hedge throughout their contractual terms. Derivative financial instruments used by the Company principally include interest rate swaps, forward contracts, and option-based agreements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  For interest rate swaps and option-based derivative financial instruments used to modify the interest rate characteristics of designated interest-earning assets or interest-bearing liabilities, net amounts payable or receivable under the agreements are accrued as an adjustment to interest income or interest expense of the designated assets or liabilities. The estimated fair values of such derivative financial instruments are not reflected in the Company's consolidated financial statements unless designated to securities available for sale, in which case the derivative financial instruments are carried at estimated fair value with unrealized gains and losses, net of related income taxes, reflected as a component of stockholders' equity. Any premium paid upon initiation of a derivative financial instrument used for asset/liability management purposes is reflected as a component of the carrying value of the designated interest-earning assets or interest-bearing liabilities. These premiums are amortized to operations over the contractual terms of the agreements as an adjustment to interest income or interest expense of the designated assets or liabilities.

  For forward contracts and options used to hedge loans held for sale and firm commitments to originate loans held for sale, realized gains and losses are deferred and considered, along with unrealized gains and losses, in the computation of the lower of cost or market valuation of loans held for sale. Realized gains and losses are recognized in operations upon settlement. Premiums paid on option contracts are deferred and amortized over the terms of the contracts.

  In the event of the termination of a derivative financial instrument contract, any resulting gain or loss is deferred, as an adjustment of the carrying value of the designated assets or liabilities, and recognized in operations over the shorter of the remaining life of (i) the designated assets or liabilities or (ii) the derivative financial instrument agreement. If the designated assets or liabilities are subsequently sold or otherwise disposed of, any remaining deferred gains or losses are included in the determination of the gain or loss on the disposition.

  If the balance of a hedged asset or liability declines below the notional value of the related derivative financial instrument, the Company may designate the derivative financial instrument to other assets or liabilities or discontinue hedge accounting with respect to the portion of the notional amount that exceeds the balance. When hedge accounting is discontinued, derivative financial instruments are marked-to-market in the Company's results of operations.

 Income Taxes

  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, to the amount that, based on available evidence, will more than likely be realized.

 Treasury Stock

  Common stock repurchased for treasury is recorded at cost. Upon reissuance, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

 Earnings Per Common Share

  Primary and fully diluted earnings per common share are calculated by dividing net income by the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the

                      DIME BANCORP, INC. AND SUBSIDIARIES
year. Common stock equivalents include the dilutive effect, using the treasury stock method, of outstanding stock options, stock purchase agreements and stock warrants.

NOTE 2--MERGER AND ACQUISITION ACTIVITIES

 Merger of Dime and Anchor

  Upon consummation of the Merger, 41,760,503 newly issued shares of common stock of the Holding Company, par value $0.01 per share, were exchanged for all of the shares of common stock of Anchor Bancorp, par value $0.01 per share, outstanding at the time of the Merger, based on an exchange ratio of
1.77 shares of Holding Company common stock for each share of Anchor Bancorp common stock. In addition, 56,842,168 shares of newly issued Holding Company common stock were exchanged on a one-for-one basis for all the shares of the Holding Company's common stock, par value $0.01 per share, outstanding at the time of the Merger.

  In recording the pooling-of-interests combination, Anchor's results of operations for its fiscal year ended June 30, 1994 were combined with the Company's results of operations for its year ended December 31, 1993. In order to eliminate the effect of including Anchor's results of operations and other activity for the six months ended June 30, 1994 in both the years ended December 31, 1994 and 1993, total stockholders' equity was reduced by $17.8 million, including a reduction in retained earnings of $22.1 million.

  The following table sets forth an analysis of the activity in the Company's Merger-related restructuring accrual for the years indicated.

                          SEVERANCE  FACILITIES,  TRANSACTION
                             AND      EQUIPMENT      FEES
                          PERSONNEL  AND SYSTEMS   AND OTHER
                            COSTS       COSTS        COSTS     TOTAL
                          ---------  -----------  ----------- --------
                                        (IN THOUSANDS)
Provision charged to op-
 erations...............  $ 21,337     $18,785      $18,136   $ 58,258
Cash payments...........       --          --        (9,538)    (9,538)
                          --------     -------      -------   --------
Balance at December 31,
 1994...................    21,337      18,785        8,598     48,720
Provision charged to op-
 erations...............     2,532       3,004          892      6,428
Cash payments...........   (18,947)     (3,824)      (9,490)   (32,261)
Write-offs..............       --       (6,196)         --      (6,196)
                          --------     -------      -------   --------
Balance at December 31,
 1995...................     4,922      11,769          --      16,691
Provision charged to op-
 erations...............       764         --           --         764
Cash payments...........    (5,368)     (3,053)         --      (8,421)
Write-offs..............       --       (5,307)         --      (5,307)
                          --------     -------      -------   --------
Balance at December 31,
 1996...................  $    318     $ 3,409(1)   $   --    $  3,727
                          ========     =======      =======   ========

(1) Primarily represents the net present value of future lease obligations associated with facilities no longer being utilized in the Company's operations. Such lease obligations extend through the year 2008.

 Acquisition of The Lincoln Savings Bank, FSB ("Lincoln")

  On August 12, 1994, Lincoln, headquartered in New York, New York, was acquired by Anchor Savings for $80.0 million in cash in a transaction that was accounted for using the purchase method of accounting (the "Lincoln Acquisition"). The impact of the Lincoln Acquisition is only reflected in the Company's consolidated financial statements from the date of acquisition. The purchase price, which was funded by the excess liquidity position of Lincoln, was equal to the net assets acquired. At the time of acquisition, Lincoln had total assets of $2.0 billion, loans receivable, net, of $1.2 billion, and total deposits of $1.8 billion.

                      DIME BANCORP, INC. AND SUBSIDIARIES

 Acquisition of Residential Property Loan Origination Businesses

  In the fourth quarter of 1995, the Bank acquired the assets relating to the residential property loan origination businesses of National Mortgage Investments Co., Inc. ("National Mortgage"), which was headquartered in Griffin, Georgia, and James Madison Mortgage Co. ("Madison Mortgage"), which was headquartered in Fairfax, Virginia. The assets acquired and liabilities assumed from National Mortgage and Madison Mortgage were not material. The aggregate goodwill arising from such acquisitions amounted to $8.2 million and is being amortized on a straight-line basis over a 15 year period.

  Pursuant to the terms of the asset purchase agreement, dated September 15, 1995, between the Bank and National Mortgage regarding certain assets related to the residential loan origination business of National Mortgage, the Bank is contingently liable for certain additional payments to National Mortgage on specified dates through the third quarter of 1997 based on the attainment of certain loan origination targets related to the purchased assets. Under the agreement, the Bank, as of December 31, 1996, has made contingent payments in the amount of $1.3 million and is contingently liable for the payment of an additional $1.6 million.

 Pending Acquisition of BFS Bankorp, Inc. ("BFS") (Unaudited)

  In December 1996, the Company entered into a definitive agreement to acquire BFS, a Delaware corporation which is the parent company of Bankers Federal Savings FSB, for approximately $92 million in cash. The purchase price is expected to be funded from the normal cash flows of the Company. It is anticipated that the transaction will be accounted for under the purchase method of accounting. At December 31, 1996, BFS had total consolidated assets of $650.5 million, loans receivable, net, of $586.8 million, substantially all of which were multifamily first mortgage loans, and deposits of $453.5 million. The acquisition of BFS, which remains subject to regulatory approval, is expected to be consummated in the second quarter of 1997.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 3--SECURITIES

  The amortized cost and estimated fair value of securities available for sale and securities held to maturity, as well as related gross unrealized gains and losses, are summarized as follows at December 31:

                                             1996                                    1995
                            --------------------------------------- ---------------------------------------
                                       GROSS UNREALIZED                        GROSS UNREALIZED
                            AMORTIZED  ----------------- ESTIMATED  AMORTIZED  ----------------- ESTIMATED
                               COST     GAINS    LOSSES  FAIR VALUE    COST     GAINS    LOSSES  FAIR VALUE
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
                                                            (IN THOUSANDS)
 SECURITIES AVAILABLE FOR
  SALE
 Debt securities:
 MBS:
  Pass-through
   securities:
  Privately-issued.......   $1,232,276 $ 13,399 $ 17,411 $1,228,264 $2,731,267 $ 10,571 $ 26,741 $2,715,097
  Federal National
   Mortgage Association
   ("FNMA")..............      916,452    2,936       42    919,346    736,614   11,074      499    747,189
  Federal Home Loan
   Mortgage Corporation
   ("FHLMC").............      165,540    1,974      441    167,073    448,260    1,614    1,518    448,356
  Government National
   Mortgage Association..      185,166    1,841        1    187,006     22,625      546      646     22,525
  Interest-only..........        1,850      --       559      1,291      2,187      --       508      1,679
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
 Total MBS...............    2,501,284   20,150   18,454  2,502,980  3,940,953   23,805   29,912  3,934,846
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
 U. S. government and
  federal agency.........       18,117      --       148     17,969     28,048       37       40     28,045
 State and municipal.....       44,322       86    1,101     43,307     80,763      270    2,980     78,053
 Domestic corporate......       15,467        2      141     15,328     17,274       20       45     17,249
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
 Total debt securities...    2,579,190   20,238   19,844  2,579,584  4,067,038   24,132   32,977  4,058,193
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
 Equity securities.......       10,343      107      462      9,988     13,403      163      894     12,672
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
 Total securities
  available for sale.....   $2,589,533 $ 20,345 $ 20,306 $2,589,572 $4,080,441 $ 24,295 $ 33,871 $4,070,865
                            ========== ======== ======== ========== ========== ======== ======== ==========
 SECURITIES HELD TO
  MATURITY
 MBS:
  Pass-through
   securities:
  Privately-issued.......   $2,520,013 $  2,033 $ 57,206 $2,464,840 $3,071,166 $  3,607 $ 84,694 $2,990,079
  FHLMC..................       44,711      231      --      44,942        --       --       --         --
  Collateralized mortgage
   obligations:
  Privately-issued.......    1,670,983      --    26,863  1,644,120  1,867,318      274   13,064  1,854,528
  FNMA...................       94,412      --       763     93,649     94,636      --       144     94,492
  FHLMC..................       30,089      --       441     29,648     49,330      --       232     49,098
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
 Total MBS...............    4,360,208    2,264   85,273  4,277,199  5,082,450    3,881   98,134  4,988,197
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
 Other debt securities...        3,763      --     1,025      2,738      3,286      --       919      2,367
                            ---------- -------- -------- ---------- ---------- -------- -------- ----------
 Total securities held to
  maturity...............   $4,363,971 $  2,264 $ 86,298 $4,279,937 $5,085,736 $  3,881 $ 99,053 $4,990,564
                            ========== ======== ======== ========== ========== ======== ======== ==========

  At December 31, 1996, an aggregate of $4.9 billion of securities available for sale and held to maturity were pledged as collateral for borrowed funds and other purposes.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The following table sets forth, by the period to contractual maturity, the amortized cost, estimated fair value and weighted average yield of debt securities available for sale and held to maturity at December 31, 1996.

                               AVAILABLE FOR SALE              HELD TO MATURITY
                         ------------------------------ ------------------------------
                                               WEIGHTED                       WEIGHTED
                         AMORTIZED  ESTIMATED  AVERAGE  AMORTIZED  ESTIMATED  AVERAGE
                            COST    FAIR VALUE  YIELD      COST    FAIR VALUE  YIELD
                         ---------- ---------- -------- ---------- ---------- --------
                                            (DOLLARS IN THOUSANDS)
MBS(1).................. $2,501,284 $2,502,980   6.76%  $4,360,208 $4,277,199   6.42%
Other debt securities:
  Due in one year or
   less.................     14,600     14,577   5.69          --         --     --
  Due after one through
   five years...........     27,949     27,299   5.99          250        250   7.75
  Due after five through
   ten years............     14,890     14,651   6.55          250        250   7.75
  Due after ten years...     20,467     20,077   6.31        3,263      2,238   4.67
                         ---------- ----------          ---------- ----------
    Total other debt
     securities.........     77,906     76,604   6.12        3,763      2,738   5.08
                         ---------- ----------          ---------- ----------
Total debt securities... $2,579,190 $2,579,584   6.74   $4,363,971 $4,279,937   6.42
                         ========== ==========          ========== ==========

(1) The estimated duration of the Company's aggregate portfolio of MBS available for sale and held to maturity was approximately 1.56 years at December 31, 1996.


  Proceeds from sales of securities and related gross realized gains and losses are summarized below for the years ended December 31:

                                                       1996     1995     1994
                                                    ---------- ------- --------
                                                          (IN THOUSANDS)
      MBS available for sale:
        Proceeds from sales........................ $2,132,360 $25,279 $313,909
        Gross realized gains.......................      8,520       6    3,003
        Gross realized losses......................     13,941      13      523
      MBS held to maturity:
        Proceeds from sales........................        --  187,342      --
        Gross realized losses......................        --      717      --
      Other securities available for sale:
        Proceeds from sales........................    157,919     --    19,951
        Gross realized gains.......................         69     --       --
        Gross realized losses......................      1,613     --        22

  During December 1995, as permitted under guidelines issued in a special report by the Financial Accounting Standards Board in November 1995, the Company transferred securities with an amortized cost of $3.6 billion, including $3.5 billion of MBS, from the held to maturity portfolio to the available for sale portfolio. Such securities had an estimated fair value at time of transfer of $3.6 billion. In connection with the Company's decision to sell approximately $1 billion of the transferred MBS, the Company wrote-down those securities with unrealized losses to estimated fair value and recognized a pretax loss of $23.6 million in December 1995. The sales of the MBS designated for sale were consummated during the first quarter of 1996. Additionally, during the first quarter of 1995, the Company, for interest rate risk management purposes following the Merger, transferred MBS with an amortized cost of $12.9 million and an estimated fair value of $12.5 million from the held to maturity portfolio to the available for sale portfolio and sold MBS held to maturity with an amortized cost of $188.1 million and realized a loss of $0.7 million.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  During 1996 and 1995, the Company recognized losses of $4.7 million and $3.3 million, respectively, associated with other than temporary impairment in value of certain privately-issued MBS. There were no such losses recognized during 1994. The recognition of the losses in 1996 and 1995 reflected an erosion in the underlying credit enhancements, coupled with the Company's projections of estimated future losses on the securities. At December 31, 1996, these securities had a carrying value of approximately $89 million.

NOTE 4--LOANS RECEIVABLE, NET

  A summary of loans receivable, net, is as follows at December 31:

                                                      1996         1995
                                                   -----------  ----------
                                                         (IN THOUSANDS)
 First mortgage loans:
 Principal balances:
   Residential.................................... $ 6,758,901  $5,925,050
   Commercial and multifamily.....................   1,856,563   1,813,344
   Construction...................................      70,395      68,901
                                                   -----------  ----------
     Total principal balances.....................   8,685,859   7,807,295
 Undisbursed funds on construction loans in
  process.........................................     (33,652)    (24,369)
 Net deferred yield adjustments...................      46,783      37,754
                                                   -----------  ----------
     Total first mortgage loans...................   8,698,990   7,820,680
                                                   -----------  ----------
 Cooperative apartment loans:
 Principal balances...............................   1,257,798   1,214,812
 Net deferred yield adjustments...................       3,850       2,218
                                                   -----------  ----------
     Total cooperative apartment loans............   1,261,648   1,217,030
                                                   -----------  ----------
 Consumer and business loans:
 Principal balances:
   Home equity....................................     506,534     494,528
   Manufactured home..............................      60,965      78,319
   Automobile.....................................      43,661      53,947
   Loans secured by deposit accounts..............      39,684      40,578
   Other consumer.................................      72,831      85,915
   Business.......................................      43,138      35,189
                                                   -----------  ----------
     Total principal balances.....................     766,813     788,476
 Net deferred yield adjustments...................      10,606       4,127
                                                   -----------  ----------
     Total consumer and business loans............     777,419     792,603
                                                   -----------  ----------
 Allowance for loan losses........................    (106,495)   (128,295)
                                                   -----------  ----------
 Total loans receivable, net...................... $10,631,562  $9,702,018
                                                   ===========  ==========

  At December 31, 1996, loans receivable in the amount of $2.6 billion were pledged as collateral for borrowed funds.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Balance at beginning of year.....................  $128,295  $170,383  $157,515
Merger adjustment................................       --        --       (928)
Allowance acquired in the Lincoln Acquisition....       --        --     32,579
Provision charged to operations..................    41,000    39,650    55,799
Charge-offs:
  Residential property loans.....................   (52,191)  (46,131)  (43,910)
  Commercial and multifamily first mortgage
   loans.........................................   (13,244)  (37,759)  (35,327)
  Consumer and business loans....................    (5,861)   (8,198)   (5,547)
                                                   --------  --------  --------
    Total charge-offs............................   (71,296)  (92,088)  (84,784)
                                                   --------  --------  --------
Recoveries:
  Residential property loans.....................     5,093     5,220     5,895
  Commercial and multifamily first mortgage
   loans.........................................       977     1,552       676
  Consumer and business loans....................     2,426     3,578     3,631
                                                   --------  --------  --------
    Total recoveries.............................     8,496    10,350    10,202
                                                   --------  --------  --------
    Net charge-offs..............................   (62,800)  (81,738)  (74,582)
                                                   --------  --------  --------
Balance at end of year...........................  $106,495  $128,295  $170,383
                                                   ========  ========  ========


  Non-accrual loans are summarized as follows at December 31:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Residential property loans.......................  $163,156  $206,230  $214,222
Commercial and multifamily first mortgage loans..    17,375    34,618   106,778
Construction loans...............................     4,307     5,267     5,095
Consumer and business loans......................     6,752     9,004    15,769
                                                   --------  --------  --------
Total non-accrual loans..........................  $191,590  $255,119  $341,864
                                                   ========  ========  ========

  Loans restructured in a TDR, other than those classified as non-accrual loans, amounted to $213.0 million, $202.2 million and $188.6 million at December 31, 1996, 1995 and 1994, respectively.

  The amount of interest income that would have been recorded on non-accrual loans and loans restructured in a TDR, if such loans had been current in accordance with their original terms, was $34.1 million, $40.2 million and $47.7 million for 1996, 1995 and 1994, respectively. The amount of interest income that was recorded on these loans was $18.9 million, $20.2 million and $21.3 million for 1996, 1995 and 1994, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The following table sets forth information regarding the Company's impaired loans at December 31:

                                       1996                            1995
                          ------------------------------- --------------------------------
                                      RELATED                         RELATED
                                     ALLOWANCE                       ALLOWANCE
                           RECORDED  FOR LOAN     NET      RECORDED  FOR LOAN      NET
                          INVESTMENT  LOSSES   INVESTMENT INVESTMENT  LOSSES    INVESTMENT
                          ---------- --------- ---------- ---------- ---------  ----------
                                                  (IN THOUSANDS)
Residential property
 loans:
 With a related allow-
  ance..................   $ 3,290    $  (206)  $ 3,084    $ 3,170   $   (198)   $ 2,972
 Without a related al-
  lowance...............    11,322        --     11,322     10,650        --      10,650
                           -------    -------   -------    -------   --------    -------
 Total residential prop-
  erty loans............    14,612       (206)   14,406     13,820       (198)    13,622
                           -------    -------   -------    -------   --------    -------
Commercial and multifam-
 ily first mortgage
 loans:
 With a related allow-
  ance..................    39,388     (3,919)   35,469     66,648     (9,909)    56,739
 Without a related al-
  lowance...............     8,752        --      8,752      7,575        --       7,575
                           -------    -------   -------    -------   --------    -------
 Total commercial and
  multifamily first
  mortgage loans........    48,140     (3,919)   44,221     74,223     (9,909)    64,314
                           -------    -------   -------    -------   --------    -------
Business loans with a
 related allowance......       107        (53)       54        741       (660)        81
                           -------    -------   -------    -------   --------    -------
Total impaired loans....   $62,859    $(4,178)  $58,681    $88,784   $(10,767)   $78,017
                           =======    =======   =======    =======   ========    =======

  The Company's average recorded investment in impaired loans for 1996 and 1995 was $76.8 million and $83.6 million, respectively. Interest income recognized on impaired loans for 1996 and 1995 amounted to approximately $3.9 million and $4.6 million, respectively.

  The following table presents the contractual maturities of the principal balances of the Company's commercial and multifamily first mortgage loans, construction loans, net of undisbursed funds on loans in process, and business loans at December 31, 1996.

                                                REMAINING MATURITY
                                     -----------------------------------------
                                               OVER ONE
                                     ONE YEAR  THROUGH      OVER
                                     OR LESS  FIVE YEARS FIVE YEARS   TOTAL
                                     -------- ---------- ---------- ----------
                                                  (IN THOUSANDS)
Commercial and multifamily first
 mortgage loans:
 Adjustable-rate.................... $142,765 $  661,037  $147,314  $  951,116
 Fixed-rate.........................  101,378    619,606   184,463     905,447
                                     -------- ----------  --------  ----------
Total commercial and multifamily
 first mortgage loans............... $244,143 $1,280,643  $331,777  $1,856,563
                                     ======== ==========  ========  ==========
Construction loans:
 Adjustable-rate.................... $ 15,499 $   11,949  $  1,879  $   29,327
 Fixed-rate.........................    6,445        971       --        7,416
                                     -------- ----------  --------  ----------
Total construction loans............ $ 21,944 $   12,920  $  1,879  $   36,743
                                     ======== ==========  ========  ==========
Business loans:
 Adjustable-rate.................... $ 32,513 $    9,925  $    --   $   42,438
 Fixed-rate.........................      --         --        700         700
                                     -------- ----------  --------  ----------
Total business loans................ $ 32,513 $    9,925  $    700  $   43,138
                                     ======== ==========  ========  ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The following table sets forth by geographical region, the principal balances, net of undisbursed funds on loans in process, of the Company's first mortgage and cooperative apartment loans receivable portfolios, as well as related non-accrual loans, at December 31, 1996.

                                 FIRST MORTGAGE LOANS
                         ------------------------------------
                                     COMMERCIAL               COOPERATIVE
                                         AND                   APARTMENT
                         RESIDENTIAL MULTIFAMILY CONSTRUCTION    LOANS      TOTAL
                         ----------- ----------- ------------ ----------- ----------
                                               (IN THOUSANDS)
New York:
  Principal balance..... $2,193,243  $1,534,221    $19,403    $1,178,907  $4,925,774
  Non-accrual loans.....     70,950      14,302      3,570        12,379     101,201
Connecticut:
  Principal balance.....  1,046,085      22,963        --          6,456   1,075,504
  Non-accrual loans.....     24,205         671        --            244      25,120
New Jersey:
  Principal balance.....    793,327     121,339      6,791        69,188     990,645
  Non-accrual loans.....     23,728       2,074        737         1,410      27,949
California:
  Principal balance.....    538,875       2,725        --            --      541,600
  Non-accrual loans.....      3,882         --         --            --        3,882
Arizona:
  Principal balance.....    268,104         --         --            --      268,104
  Non-accrual loans.....        136         --         --            --          136
Virginia:
  Principal balance.....    266,664         --         --            101     266,765
  Non-accrual loans.....        360         --         --            --          360
New England (excluding
 Connecticut):
  Principal balance.....    235,741      14,809        --          2,643     253,193
  Non-accrual loans.....     16,033         --         --            --       16,033
Florida:
  Principal balance.....    200,515      12,567        --            --      213,082
  Non-accrual loans.....      3,552         267        --            --        3,819
Other:
  Principal balance.....  1,216,347     147,939     10,549           503   1,375,338
  Non-accrual loans.....      6,277          61        --            --        6,338
                         ----------  ----------    -------    ----------  ----------
Total:
  Principal balance..... $6,758,901  $1,856,563    $36,743    $1,257,798  $9,910,005
  Non-accrual loans..... $  149,123  $   17,375    $ 4,307    $   14,033  $  184,838
                         ==========  ==========    =======    ==========  ==========

NOTE 5--ORE, NET

  ORE, net, is summarized as follows at December 31:

                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
Residential real estate and cooperative apartments............ $36,182  $38,799
Commercial and multifamily real estate........................  20,367   24,952
Allowance for losses..........................................  (3,294)  (3,070)
                                                               -------  -------
ORE, net...................................................... $53,255  $60,681
                                                               =======  =======

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Activity in the allowance for losses on ORE is summarized as follows for the years ended December 31:

                                                    1996      1995      1994
                                                   -------  --------  --------
                                                        (IN THOUSANDS)
Balance at beginning of year...................... $ 3,070  $  7,247  $  7,538
Merger adjustment.................................     --        --         36
Allowance acquired in the Lincoln Acquisition.....     --        --      4,571
Provision charged to operations...................   4,799     6,879     4,665
Charge-offs.......................................  (5,572)  (12,270)  (11,234)
Recoveries........................................     997     1,214     1,671
                                                   -------  --------  --------
Balance at end of year............................ $ 3,294  $  3,070  $  7,247
                                                   =======  ========  ========


  The following table presents the components of ORE expense, net, for the years ended December 31:

                                                    1996      1995      1994
                                                   -------  --------  --------
                                                        (IN THOUSANDS)
Operating expense, net of rental income........... $ 6,979  $  7,533  $ 10,513
Provision for losses..............................   4,799     6,879     4,665
Net gains on sales................................  (1,706)   (1,520)   (4,165)
                                                   -------  --------  --------
Total ORE expense, net............................ $10,072  $ 12,892  $ 11,013
                                                   =======  ========  ========

NOTE 6--PREMISES AND EQUIPMENT, NET

  Premises and equipment, net, consisted of the following at December 31:

                                                             1996       1995
                                                           ---------  ---------
                                                             (IN THOUSANDS)
Land...................................................... $   7,594  $   8,594
Buildings.................................................    61,798     67,823
Leasehold improvements....................................    46,683     61,348
Furniture, fixtures and equipment.........................    95,043     96,070
Buildings leased under capital leases.....................     3,143      3,143
                                                           ---------  ---------
Total premises and equipment..............................   214,261    236,978
Accumulated depreciation and amortization.................  (110,720)  (124,221)
                                                           ---------  ---------
Premises and equipment, net............................... $ 103,541  $ 112,757
                                                           =========  =========

  Depreciation and amortization of premises and equipment charged to expense amounted to $16.7 million, $17.9 million and $16.8 million for 1996, 1995 and 1994, respectively.

NOTE 7--LOAN SERVICING

  The Company owned the servicing rights to first mortgage and cooperative apartment loans owned by others with principal balances of $11.0 billion, $9.5 billion and $8.7 billion at December 31, 1996, 1995 and 1994, respectively. Such loans are not included in the Company's Consolidated Statements of Financial Condition. Custodial escrow balances maintained in connection with loans serviced for others, and included in demand deposits, were approximately $194 million and $142 million at December 31, 1996 and 1995, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The carrying and estimated fair values of the Company's MSR were $102.4 million and $119.3 million, respectively, at December 31, 1996 and $66.5 million and $83.4 million, respectively, at December 31, 1995. During 1996, 1995 and 1994, MSR capitalized amounted to $47.7 million, $17.3 million and $36.4 million, respectively, and amortization of MSR amounted to $11.9 million, $12.1 million and $9.7 million, respectively. The valuation allowance for MSR impairment at December 31, 1996 and the activity in such allowance during 1996 were not material. The Company was not required to maintain a valuation allowance for MSR impairment during 1995.

  Capitalized excess servicing amounted to $25.4 million at December 31, 1996 and $32.6 million at December 31, 1995. Excess servicing capitalized during 1996, 1995 and 1994 amounted to $0.3 million, $0.2 million and $4.7 million, respectively. Amortization of capitalized excess servicing amounted to $7.5 million, $8.5 million and $10.6 million for 1996, 1995 and 1994, respectively.

NOTE 8--DEPOSITS

  The following is a summary of deposits at December 31:

                                               1996                 1995
                                       -------------------- --------------------
                                                   WEIGHTED             WEIGHTED
                                                   AVERAGE              AVERAGE
                                                   INTEREST             INTEREST
                                         AMOUNT      RATE     AMOUNT      RATE
                                       ----------- -------- ----------- --------
                                                (DOLLARS IN THOUSANDS)
   Demand............................. $ 1,130,863   0.75%  $ 1,084,966   0.74%
   Savings............................   2,460,367   2.48     2,689,343   2.51
   Money market.......................   2,007,448   3.78     2,160,161   3.83
   Time...............................   7,258,061   5.46     6,637,733   5.70
                                       -----------          -----------
   Total deposits..................... $12,856,739   4.21   $12,572,203   4.27
                                       ===========          ===========

  Scheduled maturities of time deposits at December 31, 1996 were as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      INTEREST
                                                         AMOUNT         RATE
                                                      -------------- ------------
                                                      (DOLLARS IN THOUSANDS)
   Year ending December 31:
     1997............................................ $    6,258,151       5.43%
     1998............................................        651,849       5.56
     1999............................................        192,415       5.86
     2000............................................         78,070       5.90
     2001............................................         61,697       5.14
     Thereafter......................................         15,879       5.90
                                                      --------------
     Total time deposits............................. $    7,258,061       5.46
                                                      ==============

  Time deposits with balances of $100,000 or more amounted to $663.9 million and $491.5 million at December 31, 1996 and 1995, respectively. The scheduled maturities of time deposits with balances of $100,000 or more at December 31, 1996 amounted to $289.0 million in three months or less, $172.1 million in over three through six months, $122.6 million in over six months through one year, and $80.2 million in over one year.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The Company sold deposits of approximately $283 million and $63 million during 1995 and 1994, respectively, and recognized gains of $18.6 million and $1.7 million, respectively.

NOTE 9--SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Information concerning securities sold under agreements to repurchase is summarized in the table below at or for the years ended December 31:

                                                1996        1995       1994
                                             ----------  ----------  --------
                                                 (DOLLARS IN THOUSANDS)
   Carrying value at year end:
     Repurchase liability................... $3,557,145  $1,632,453  $  9,741
     Unamortized premiums on interest rate
      caps..................................     (6,911)        --        --
                                             ----------  ----------  --------
   Carrying value at year end............... $3,550,234  $1,632,453  $  9,741
                                             ==========  ==========  ========
   Average carrying value during the year... $2,672,859  $1,398,041  $193,730
   Maximum month-end carrying value during
    the year................................  3,629,357   1,824,363   304,434
   MBS pledged as collateral at year end:
     Carrying value, including accrued in-
      terest receivable.....................  3,797,628   1,682,301    10,982
     Estimated fair value...................  3,744,227   1,670,958     9,796
   Weighted average effective interest rate
    at year end.............................       5.64%       5.82%     4.50%
   Weighted average effective interest rate
    during the year.........................       5.52        6.03      4.68

  The following table sets forth certain information concerning securities sold under agreements to repurchase, exclusive of the effects of hedging activities, at December 31, 1996. All of the agreements outstanding at December 31, 1996 require the Company to repurchase MBS identical to those which were sold.

                                                 WEIGHTED      COLLATERAL
                                                 AVERAGE  ---------------------
                                      REPURCHASE INTEREST  CARRYING  ESTIMATED
                                      LIABILITY    RATE    VALUE(1)  FAIR VALUE
                                      ---------- -------- ---------- ----------
                                               (DOLLARS IN THOUSANDS)
Maturing in:
  30 days or less.................... $2,519,289   5.54%  $2,725,903 $2,685,302
  Over 30 through 90 days............    731,052   5.52      748,215    738,123
  Over 90 days.......................    306,804   6.04      323,510    320,802
                                      ----------          ---------- ----------
Total................................ $3,557,145   5.58   $3,797,628 $3,744,227
                                      ==========          ========== ==========

(1)  Includes accrued interest receivable.

  Accrued interest payable on securities sold under agreements to repurchase, which is included in "Other liabilities" in the accompanying Consolidated Statements of Financial Condition, amounted to $15.2 million and $5.3 million at December 31, 1996 and 1995, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 10--FEDERAL HOME LOAN BANK OF NEW YORK ("FHLBNY") ADVANCES

  Information concerning FHLBNY advances is summarized in the table below at or for the years ended December 31:

                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
   Carrying value at year end.............  $  925,139  $4,602,983  $5,319,271
   Average carrying value during the
    year..................................   3,081,743   4,963,392   5,483,232
   Maximum month-end carrying value during
    the year..............................   4,652,965   5,921,644   5,901,622
   Weighted average effective interest
    rate at year end......................        5.76%       6.07%       6.12%
   Weighted average effective interest
    rate during the year..................        5.82        6.11        4.83

  At December 31, 1996, FHLBNY advances were collateralized by the Bank's investment in FHLBNY stock and by certain MBS and residential property loans receivable.

  Scheduled maturities of FHLBNY advances at December 31, 1996 were as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   Maturing in:
     One month or less...........................................    $105,000
     Over two through three months...............................     260,000
     Over three through six months...............................       5,000
     Over one through two years..................................     455,000
     Over two through three years................................     100,000
     Over four through five years................................          88
   Deferred interest rate adjustments............................          51
                                                                     --------
   Total FHLBNY advances.........................................    $925,139
                                                                     ========

NOTE 11--SENIOR NOTES

  Senior notes, which are unsecured general obligations of the Holding Company, were comprised of the following at December 31:

                                                          1996        1995
                                                       ----------- -----------
                                                       (DOLLARS IN THOUSANDS)
   Due July 2003, net of unamortized discounts of
    $1,211 (1996) and $1,334 (1995); 8.9375% stated
    interest rate and 9.18% effective interest rate..  $    98,789 $    98,666
   Due November 2005, net of unamortized discounts of
    $1,205 (1996) and $1,282 (1995); 10.50% stated
    interest rate and 10.71% effective interest
    rate.............................................       98,795      98,718
                                                       ----------- -----------
   Total senior notes................................  $   197,584 $   197,384
                                                       =========== ===========

  The 8.9375% senior notes due July 2003 (the "8.9375% Senior Notes"), interest on which is payable semi-annually, were issued in 1993 and are redeemable at the option of the Holding Company, in whole or in part, at any time on or after July 9, 1998 at specified redemption prices. The 10.50% senior notes due November 2005 (the "10.50% Senior Notes"), interest on which is payable quarterly, were issued in 1994 and are redeemable at the option of the Holding Company, in whole or in part, at any time on or after November 15, 1998 at specified redemption prices.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The 8.9375% Senior Notes and the 10.50% Senior Notes were each issued pursuant to an indenture which includes covenants with respect to limitations on, among other things: (i) dividends and other distributions; (ii) funded indebtedness, as defined; and (iii) mergers, consolidations and sales of assets and subsidiary stock.

  Under the terms of the indenture governing the 8.9375% Senior Notes, the Holding Company is prohibited from declaring or paying any dividends on, or purchasing, redeeming or otherwise acquiring or retiring for value any of its capital stock, or returning any capital to holders of its capital stock (each a "Distribution"), except that the Holding Company may declare and pay dividends in capital stock of the Holding Company and make a Distribution in cash or property (other than the Holding Company's capital stock) if the amount of such Distribution, together with the amount of all previous Distributions, does not exceed in the aggregate the sum of (i) $10 million, plus (ii) 75% of the Company's consolidated net income for each fiscal quarter after June 30, 1993 (but reduced by 100% of the net losses incurred in any quarter), plus (iii) 100% of the net proceeds received by the Holding Company upon issuance of its capital stock subsequent to September 1, 1993.

  Pursuant to the terms of the indenture governing the 10.50% Senior Notes, the Holding Company is subject to a limitation on the payment of dividends or other distributions on its common stock, as well as purchases, redemptions and acquisitions of such stock and payments in respect of subordinated debt of the Holding Company ("Restricted Distributions") until such time as the 10.50% Senior Notes have been rated "investment grade" for a period of three calendar months. In general, the Holding Company is not permitted to make Restricted Distributions if, or to the extent that, at such time or after giving effect thereto, (a) the Holding Company is in default with respect to the 10.50% Senior Notes, (b) the Bank fails to meet any of its OTS capital requirements or (c) the aggregate amount of dividends or other distributions on the Holding Company's common stock subsequent to December 17, 1994 exceeds the sum of (i) $5 million, plus (ii) 50% of the Holding Company's consolidated net income from that date (but reduced by 100% of the losses incurred during that period), plus (iii) an amount equal to the net proceeds received by the Holding Company from any sales of its capital stock from that date.

  Currently, the Holding Company's principal source of funds to make the interest payments on and to repay the principal of the senior notes at maturity is the Bank, whose ability to provide such funds is, as further discussed in Note 13, subject to federal regulations.

NOTE 12--OTHER BORROWED FUNDS

  Other borrowed funds consisted of the following at December 31:

                                                                 1996     1995
                                                               -------- --------
                                                                (IN THOUSANDS)
   Bonds, loans and preferred stocks transferred in put
    transactions.............................................  $ 55,110 $ 94,537
   Collateralized Real Yield securities ("Reals"), net of un-
    amortized discounts of $614 (1996) and $667 (1995).......    77,386   77,333
   Other.....................................................     9,738    9,862
                                                               -------- --------
   Total other borrowed funds................................  $142,234 $181,732
                                                               ======== ========

  From 1983 to 1985, the Bank had entered into various borrowing agreements under which it transferred various tax-exempt bonds, tax-exempt loans and preferred stocks to certain unit investment trusts and others, accompanied by put options. These borrowings, which are due at various dates through June 2010, had a weighted average interest rate of 8.25% at December 31, 1996 and 8.41% at December 31, 1995. At December 31, 1996, the scheduled maturities of these borrowings for the years 1997 through 2001 and thereafter were $0.5 million, $4.4 million, $1.5 million, $2.9 million, $3.8 million, and $42.0 million, respectively. During the terms of the agreements, the holders are entitled to return the assets to the Bank under various circumstances at

                      DIME BANCORP, INC. AND SUBSIDIARIES
specified prices. The underlying bonds, loans and preferred stocks transferred in the put transactions had aggregate carrying values of approximately $36.9 million, $9.4 million and $8.6 million, respectively, at December 31, 1996. At that date, the borrowing agreements were further collateralized by designated MBS.

  The Reals, which were issued in August 1988 and mature in August 2008, are not redeemable by the Bank prior to their maturity. However, the holders of the Reals have the option of electing early repayment, at par value, in August 1998 or 2003. Interest on the Reals is payable quarterly at a rate reset quarterly based on the sum of 3.00% plus the percentage change, if any, in the Consumer Price Index for all Urban Consumers during the preceding twelve-month period. The interest rate on the Reals was 6.25% and 5.76% at December 31, 1996 and 1995, respectively. At December 31, 1996, the Reals were secured by certain MBS.

  Borrowed funds included in "Other" in the above table, certain of which are collateralized by specified MBS, had weighted average interest rates of 6.31% and 5.80% at December 31, 1996 and 1995, respectively. At December 31, 1996, the scheduled maturities of such borrowed funds were $3.6 million in 1997, $0.1 million in each of 1998, 1999, 2000, and 2001, and $5.7 million in years thereafter.

NOTE 13--STOCKHOLDERS' EQUITY

 Common Stock

  The Holding Company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share. The number of common shares issued at December 31, 1996 amounted to 108,262,216 and the number of common shares outstanding at that date amounted to 104,743,919. As of December 31, 1996, 6,699,296 shares of common stock were reserved for future issuance under the Company's stock option, stock incentive and stock purchase plans.

  In May 1996, the FDIC exercised its warrant to acquire 8,407,500 shares of the Holding Company's common stock at $0.01 per share (the "Warrant') and sold the underlying shares in a secondary public offering. The Holding Company incurred costs of $1.9 million in connection with the public offering, all of which were charged to additional paid-in-capital. The Warrant had been issued originally in July 1993 in accordance with the terms of an agreement between Anchor Bancorp and the FDIC. Pursuant to this agreement, Anchor Bancorp exchanged $157.0 million of its Class A cumulative preferred stock for $71.0 million of its newly issued 8.9375% senior notes and a warrant to acquire, at an exercise price of $0.01 per share, 4,750,000 shares of Anchor Bancorp's common stock (which was converted to a warrant to acquire 8,407,500 shares of the Holding Company's common stock at $0.01 per share upon consummation of the Merger). In this exchange, the FDIC also relinquished its claim to $47.2 million of accumulated but undeclared and unpaid dividends with respect to the Class A cumulative preferred stock.

  During the first six months of 1996, the Holding Company repurchased 2,000,000 shares of its common stock, at an average cost of $12.73 per share, completing a repurchase program announced in January 1996. The Holding Company acquired an additional 3,025,900 shares of its common stock, at an average cost of $14.87 per share, during December 1996 in connection with a program announced during that month to repurchase up to approximately 5,000,000 common shares. No time limit has been established to complete this repurchase program, and there can be no assurances as to when, or if, this program will be completed. Of the repurchased shares, 1,507,603 were reissued during 1996 in connection with the Company's stock-based benefit programs.

 Dividend Restrictions

  The Holding Company's ability to pay dividends on its common stock is limited by restrictions imposed by Delaware law and, as discussed in Note 11, the indentures associated with the Holding Company's outstanding

                      DIME BANCORP, INC. AND SUBSIDIARIES
senior notes. In general, dividends may be paid out of the Holding Company's surplus, as defined by Delaware law, or in the absence of such surplus, out of its net profits for the current and/or immediately preceding fiscal year.

  The ability of the Bank to pay dividends to the Holding Company is subject to federal regulations and income tax consequences.

  Generally, the Bank may not make a capital distribution, which includes cash dividends, at any time when, after such distribution, its regulatory capital would be below the regulatory capital requirements of the OTS or below the standards established by the prompt corrective action ("PCA") provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for an institution to be deemed adequately capitalized (see Note 14).

  Under OTS regulations, a savings institution that exceeds its fully phased-in capital requirements, both before and after a proposed distribution, and that has not been advised by the OTS that it is in need of more than normal supervision, may, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio (the percentage by which an institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital to assets) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period.

  Upon its conversion from mutual to stock form, the Bank was required to establish a liquidation account for the benefit of certain account holders who continued to maintain their savings accounts with the Bank after the conversion, in an amount equal to its retained income prior to conversion. The liquidation account is reduced annually in proportion to the reduction of eligible savings account balances. Anchor Savings was similarly required to establish a liquidation account upon its conversion from mutual to stock form. The liquidation accounts were not changed in any respect by the Merger or the formation of the Holding Company or Anchor Bancorp. The Bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect thereof would be to cause its regulatory capital to be reduced below the minimum amount required for the liquidation account.

  In addition, to the extent that distributions by the Bank to the Holding Company exceed the Bank's accumulated earnings and profits and current earnings and profits (as computed for federal income tax purposes), such amounts may be treated for tax purposes as distributions of previously accumulated preferential bad debt deductions.

 Stockholder Protection Rights Plan

  On October 20, 1995, the board of directors of the Holding Company (the "Board") adopted a Stockholder Protection Rights Plan (the "Rights Plan"). Under the Rights Plan, which expires in November 2005, the Board declared a dividend of one right on each outstanding share of the Holding Company's common stock, which was paid on November 6, 1995 to stockholders of record on that date (the "Rights"). Until it is announced that a person or group has acquired 20% or more of the outstanding common stock of the Holding Company (an "Acquiring Person") or has commenced a tender offer that could result in their owning 20% or more of such common stock, the Rights will be evidenced solely by the Holding Company's common stock certificates, will automatically trade with the Holding Company's common stock and will not be exercisable. Following any such announcement, separate Rights would be distributed, with each Right entitling its owner to purchase participating preferred stock of the Holding Company having economic and voting terms similar to those of one share of the Holding Company's common stock for an exercise price of $50.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days thereafter (or such earlier or later date, not beyond 30 days, as the Board may decide) (the "Flip-in Date"), each Right (other than Rights beneficially owned by any Acquiring Person or transferee thereof, which become void) will entitle the holder to purchase, for the $50 exercise price, a number of shares of the Holding Company's common stock having a market value of $100. In addition, if, after an Acquiring Person gains control of the Board, the Holding Company is involved in a merger or sells more than 50% of its assets or assets generating more than 50% of its operating income or cash flow, or has entered into an agreement to do any of the foregoing (or an Acquiring Person is to receive different treatment than all other stockholders), each Right will entitle its holder to purchase, for the $50 exercise price, a number of shares of common stock of the Acquiring Person having a market value of $100. If any person or group acquires between 20% and 50% of the outstanding common stock of the Holding Company, the Board may, at its option, exchange one share of such common stock for each Right. The Rights may also be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

NOTE 14--REGULATORY CAPITAL

  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for PCA, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's regulatory capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

  Quantitative measures established by regulation by the OTS to ensure capital adequacy (the "Capital Adequacy Regulations") require the Bank to maintain, as set forth in the table below, specified minimum amounts and ratios of leverage ("tier 1") and tangible capital to adjusted total assets and of risk-based capital to risk-weighted assets. The Bank believes that, as of December 31, 1996, it was in compliance with the Capital Adequacy Regulations.

  Pursuant to FDICIA, the OTS adopted PCA regulations ("PCA Regulations") which established five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be categorized as well capitalized, the Bank must maintain the minimum risk-based, tier 1 risk-based and leverage capital ratios set forth in the table below. As of December 31, 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for PCA. There are no conditions or events since that notification that the Bank believes have changed its category.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes, at December 31 for the years shown, the Bank's actual regulatory capital amounts and ratios, as well as its minimum requirements under the Capital Adequacy Regulations and under the PCA Regulations for it to be deemed well capitalized.

                                              MINIMUM CAPITAL REQUIREMENTS PURSUANT TO
                                             ---------------------------------------------
                                                                      PCA REGULATIONS
                             ACTUAL BANK       CAPITAL ADEQUACY         TO BE DEEMED
                         REGULATORY CAPITAL      REGULATIONS          WELL CAPITALIZED
                         ------------------- --------------------- -----------------------
                           AMOUNT   RATIO(1)   AMOUNT     RATIO       AMOUNT      RATIO
                         ---------- -------- ----------- --------- ------------- ---------
                                             (DOLLARS IN THOUSANDS)
1996:
Leverage capital........ $1,139,443   6.06%  $   563,671    3.00%  $     939,452     5.00%
Tangible capital........  1,139,443   6.06       281,836    1.50
Risk-based capital......  1,245,938  13.08       762,076    8.00         952,594    10.00
Tier 1 risk-based capi-
 tal....................  1,139,443  11.96                               571,557     6.00
1995:
Leverage capital........ $1,042,736   5.16%  $   605,731    3.00%  $   1,009,552     5.00%
Tangible capital........  1,042,736   5.16       302,866    1.50
Risk-based capital......  1,163,931  12.01       775,082    8.00         968,853    10.00
Tier 1 risk-based capi-
 tal....................  1,042,736  10.76                               581,312     6.00

(1) For leverage and tangible capital, the ratios are to adjusted total assets of $18.8 billion and $20.2 billion at December 31, 1996 and 1995, respectively. For risk-based and tier 1 risk-based capital, the ratios are to total risk-weighted assets of $9.5 billion and $9.7 billion at December 31, 1996 and 1995, respectively.

NOTE 15--EMPLOYEE RETIREMENT BENEFIT PLANS

 Pension Plans

  The Company currently maintains a non-contributory, qualified, defined benefit pension plan covering substantially all salaried employees of the Company who meet certain age and length of service requirements. Prior to July 1, 1995, the Company also maintained a separate non-contributory, qualified, defined benefit pension plan covering substantially all salaried employees of the former Anchor who met certain age and length of service requirements, continuing the plan previously maintained by Anchor. Effective July 1, 1995, these plans (collectively, the "Qualified Plan") were merged. Contributions are made to the Qualified Plan to the extent required and deductible under federal income tax regulations.

  Additionally, the Company maintains certain defined benefit, non-qualified, unfunded retirement plans (the "Non-Qualified Plans") including: (i) a retainer continuation plan for its outside directors; (ii) a Supplemental Executive Retirement Plan (the "SERP"); (iii) a Benefit Restoration Plan (the "BRP"); (iv) supplemental retirement arrangements for certain senior executive officers of the Company; and (v) retirement plans for a retired Chairman of the Board and certain retired senior executive officers of the Company.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The following table sets forth the funded status of the Qualified Plan and Non-Qualified Plans and amounts recognized in the Consolidated Statements of Financial Condition at December 31:

                                            1996                  1995
                                     --------------------  --------------------
                                                  NON-                  NON-
                                     QUALIFIED  QUALIFIED  QUALIFIED  QUALIFIED
                                       PLAN       PLANS      PLAN       PLANS
                                     ---------  ---------  ---------  ---------
                                                 (IN THOUSANDS)
Actuarial present value of benefit
 obligation:
Accumulated benefit obligation:
  Vested...........................  $115,266   $ 13,404   $126,308   $ 11,132
  Non-vested.......................     8,710      1,525      3,400        882
                                     --------   --------   --------   --------
Accumulated benefit obligation.....  $123,976   $ 14,929   $129,708   $ 12,014
                                     ========   ========   ========   ========
Projected benefit obligation for
 service rendered to date..........  $140,556   $ 15,155   $144,141   $ 12,833
Plan assets at fair value (primar-
 ily listed stocks and bonds)......   142,841        --     142,635        --
                                     --------   --------   --------   --------
Plan assets in excess of (less
 than) projected benefit obliga-
 tion..............................     2,285    (15,155)    (1,506)   (12,833)
Unrecognized net transition (asset)
 obligation........................    (4,382)       472     (5,307)       553
Unrecognized net loss (gain).......    10,869     (1,190)    13,801        221
Unrecognized prior service cost....     1,164      3,367        882      2,679
Minimum liability adjustment.......       --      (2,423)       --      (2,634)
                                     --------   --------   --------   --------
Prepaid (accrued) pension cost.....  $  9,936   $(14,929)  $  7,870   $(12,014)
                                     ========   ========   ========   ========

  Net pension expense associated with the Qualified Plan and Non-Qualified Plans included the following components for the years ended December 31:

                                 1996                 1995                 1994
                          -------------------- -------------------- --------------------
                                       NON-                 NON-                 NON-
                          QUALIFIED  QUALIFIED QUALIFIED  QUALIFIED QUALIFIED  QUALIFIED
                            PLAN       PLANS     PLAN       PLANS     PLAN       PLANS
                          ---------  --------- ---------  --------- ---------  ---------
                                                (IN THOUSANDS)
Service cost-benefits
 earned.................  $  4,859    $1,046   $  3,809    $  730   $  4,226    $  546
Interest cost on pro-
 jected benefit obliga-
 tion...................    10,055       961      9,568       869      8,228       533
Actual return on plan
 assets.................   (15,010)      --     (28,659)      --         524       --
Net amortization and de-
 ferral.................       533     2,072     16,238       809    (11,305)      303
Other...................       --        --         --      1,101        --        --
                          --------    ------   --------    ------   --------    ------
Net pension expense.....  $    437    $4,079   $    956    $3,509   $  1,673    $1,382
                          ========    ======   ========    ======   ========    ======

  In developing the pension benefit information for the Qualified Plan, the weighted average discount rate utilized was 7.75% in 1996, 7.25% in 1995 and 8.50% in 1994. The expected long-term rate of return on plan assets was 10.00% in 1996 and 1995 and 9.00% for the Company plan and 10.00% for the Anchor plan in 1994, while the rate of increase in future compensation levels was 5.00% in each of 1996, 1995 and 1994. For purposes of developing the pension benefit information for the Non-Qualified Plans, the weighted average discount rate utilized was 7.75% in 1996, 7.25% in 1995 and 6.00% and 8.50% for the Company plans and the Anchor plans, respectively, in 1994. In addition, the rate of increase in future compensation levels was 5.00% in 1996 and 1995 and 6.00% and 5.00% for the Company plans and Anchor plans, respectively, in 1994.

                      DIME BANCORP, INC. AND SUBSIDIARIES

 Postretirement Health Care and Life Insurance Plans

  The Company currently sponsors unfunded postretirement health care and life insurance plans covering substantially all salaried employees of the Company who meet certain age and length of service requirements. Prior to July 1, 1995, the Company also maintained separate unfunded postretirement health care and life insurance plans covering substantially all salaried employees of the former Anchor who met certain age and length of service requirements, continuing arrangements previously maintained by Anchor. Effective July 1, 1995, the former Anchor plans were combined with the Company's plans. The estimated cost of providing postretirement health care and life insurance benefits to an employee and the employee's beneficiaries and covered dependents is accrued during the years that the employee renders the necessary service.

  The following table sets forth the composition of the accrued postretirement health care and life insurance benefits recognized in the Company's Consolidated Statements of Financial Condition at December 31:

                                                              1996      1995
                                                            --------  --------
                                                             (IN THOUSANDS)
   Accumulated benefit obligation:
     Retirees.............................................  $ 36,958  $ 44,494
     Fully eligible active plan participants..............     6,944     4,476
     Other active plan participants.......................     3,958     5,308
                                                            --------  --------
   Accumulated benefit obligation.........................    47,860    54,278
   Unrecognized net gain (loss)...........................     3,178    (4,956)
   Unrecognized transition obligation being amortized over
    20 years..............................................   (30,681)  (32,591)
                                                            --------  --------
   Accrued postretirement health care and life insurance
    benefits..............................................  $ 20,357  $ 16,731
                                                            ========  ========

  Postretirement health care and life insurance benefits expense included the following components for the years ended December 31:

                                                           1996   1995   1994
                                                          ------ ------ ------
                                                             (IN THOUSANDS)
   Service cost-benefits earned.......................... $1,340 $  770 $  910
   Interest cost on accumulated benefit obligation.......  3,415  3,888  3,640
   Amortization of transition obligation.................  1,910  1,952  1,994
   Amortization of unrecognized prior service cost.......    --      50    --
   Amortization of unrecognized net loss.................    --     --      86
                                                          ------ ------ ------
   Total postretirement health care and life insurance
    benefits expense..................................... $6,665 $6,660 $6,630
                                                          ====== ====== ======

  In determining the accumulated benefit obligation, the Company utilized weighted average discount rates of 7.75% in 1996, 7.25% in 1995 and 8.50% in 1994. The annual rate of increase in future compensation levels used in the calculation of the accumulated benefit obligation for the postretirement life insurance plan was 5.00% for 1996 and 1995 and 5.00% for the Company plan and 5.50% for the Anchor plan for 1994.

  For measurement purposes as of December 31, 1996, the average annual rate of increase in the per capita cost of covered health care benefits was assumed, for 1997, to be 11.00% for participants less than 65 years old and 8.00% for all other participants and, in each case, was assumed to decline 1.00% per year until a floor of 5.00% was reached. Increasing the assumed health care cost trend rates by 1.00% in each year would increase the accumulated benefit obligation at December 31, 1996 by $2.0 million and would increase the aggregate of the service and interest cost components of the net postretirement health care benefits expense for 1996 by $0.2 million.

                      DIME BANCORP, INC. AND SUBSIDIARIES

 Savings Plans

  At December 31, 1996, the Company maintained a savings plan, the Retirement 401(k) Investment Plan (the "401(k) Plan"), pursuant to sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the 401(k) Plan, participants may contribute up to 15% of their base pay on a before- or after-tax basis. The Company currently makes matching contributions equal to 100% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of five years for the Company's contributions. Each member's contributions and matching contributions are invested, in accordance with the member's directions, in one or any combination of available investment options, including in a fund that purchases the Holding Company's common stock. The Company's expense of the 401(k) Plan was $4.2 million, $3.4 million and $2.1 million for 1996, 1995 and 1994, respectively.

  The Company also maintains non-qualified arrangements (the "Non-Qualified Arrangements") under which supplemental amounts in excess of those allocated under the 401(k) Plan are allocated with respect to certain employees and upon which earnings are credited. These amounts include supplemental allocations based upon the amounts that would otherwise be contributed as matching contributions under the 401(k) Plan on base pay that exceeds the amount for which matching contributions are permitted to be made under the 401(k) Plan. The Company's expense of the Non-Qualified Arrangements was not material for 1996, 1995 or 1994.

NOTE 16--STOCK PLANS

 Stock Incentive and Option Plans

  In 1986, 1987 and 1991, the Company adopted stock incentive plans (the "1986 Stock Incentive Plan," the "1987 Stock Incentive Plan" and the "1991 Stock Incentive Plan," respectively, and together, the "Stock Incentive Plans"). In connection with the Merger, the Holding Company assumed stock option plans that had previously been adopted by Anchor in 1989, 1990 and 1992 (the "1989 Stock Option Plan," the "1990 Stock Option Plan" and the "1992 Stock Option Plan," respectively, and together, the "Stock Option Plans"). Upon consummation of the Merger, the number of outstanding options under the Stock Option Plans was multiplied by, and the per share exercise price divided by,
1.77 (see Note 2). The 1986 and 1987 Stock Incentive Plans and the 1989 Stock Option Plan terminated by their terms during 1996 and the 1990 Stock Option Plan terminated by its terms during 1995. The awards granted under these plans prior to their termination remain in effect in accordance with their terms. At December 31, 1996, shares of the Holding Company's common stock available for future grant under the 1991 Stock Incentive Plan, as amended, and the 1992 Stock Option Plan amounted to 1,501,096 and 410,785, respectively.

  The 1991 Stock Incentive Plan, which terminates in February 2004, provides for stock-based awards to eligible employees. The 1986 and 1987 Stock Incentive Plans, prior to termination, provided for stock-based awards to eligible employees and outside directors, respectively. Stock-based awards under the Stock Incentive Plans consist of stock options, stock appreciation rights ("SARs"), the sale of restricted stock and, with respect to the 1991 Stock Incentive Plan, deferred stock awards, certain loans and tax offset payments. Participants may be granted one or more types of awards, which may be granted independently or in tandem. Stock options and SARs that have been granted under the Stock Incentive Plans have an exercise price equal to the fair market value of the Holding Company's common stock at the date of grant and may be exercised over a period not in excess of eleven years. Stock options issued under the Stock Incentive Plans vest over a pre-determined period of time, generally three years. At the date of the Merger, all unvested options outstanding under the 1991 Stock Incentive Plan became exercisable.

  Under the 1989 Stock Option Plan, an option was granted to a senior executive officer to acquire 100,000 shares of Anchor Bancorp common stock, which, in connection with the Merger, was converted to an option to

                      DIME BANCORP, INC. AND SUBSIDIARIES
purchase 177,000 shares of the Holding Company's common stock, at an adjusted price based on the price per share equal to the fair market value of Anchor Bancorp's common stock on the date of grant. The stock option granted under the 1989 Stock Option Plan, which was exercised in full during 1996, vested one-fifth on the date of grant and one-fifth at the end of each of the four years subsequent to the grant date.

  The 1990 Stock Option Plan provided options to key employees, while the 1992 Stock Option Plan provides options to all eligible employees, to purchase shares of the Holding Company's common stock at a specified price, generally at least equal to, or in excess of the fair market value of such common stock at date of grant or, with respect to options granted prior to the Merger, the fair market value of Anchor Bancorp's common stock at date of grant as divided by 1.77, over a period not in excess of ten years, or in certain circumstances, ten years and one day. All stock options awarded under the 1990 and 1992 Stock Option Plans have, as applicable, an exercise price equal to the fair market value of the Holding Company's common stock at date of grant or the fair market value of Anchor Bancorp's common stock at date of grant as divided by 1.77. The stock options under the 1990 and 1992 Stock Option Plans vest over a pre-determined period of time, generally three years. Upon consummation of the Merger, all unvested options outstanding under the 1990 Stock Option Plan and substantially all of the unvested options outstanding under the 1992 Stock Option Plan became exercisable. The 1992 Stock Option Plan does not have an established termination date but may be terminated at any time by the Board.

  A summary of the status of the Stock Incentive Plans and the Stock Option Plans at December 31, 1996, 1995 and 1994, and changes during the years ended on those dates, is presented in the table below.

                                 1996              1995             1994
                           ----------------- ---------------- ----------------
                                    WEIGHTED         WEIGHTED         WEIGHTED
                           NUMBER   AVERAGE  NUMBER  AVERAGE  NUMBER  AVERAGE
                             OF     EXERCISE   OF    EXERCISE   OF    EXERCISE
                           OPTIONS   PRICE   OPTIONS  PRICE   OPTIONS  PRICE
                           -------  -------- ------- -------- ------- --------
                                         (OPTIONS IN THOUSANDS)
Outstanding at beginning
 of year..................  4,698    $ 6.86   4,836   $5.93    4,468   $5.74
Granted...................    950     12.76     728    9.40      758    8.21
Exercised................. (1,614)     5.04    (727)   2.68     (248)   2.42
Forfeited.................   (100)     9.64    (139)   9.49     (344)   8.96
Merger adjustment.........    --                --               202
                           ------             -----            -----
Outstanding at end of
 year.....................  3,934      8.96   4,698    6.86    4,836    5.93
                           ======             =====            =====
Exercisable at end of
 year.....................  2,754      7.74   3,719    6.29    2,788    5.83

  The weighted average grant-date fair value of stock options granted during 1996 and 1995 was $6.02 and $5.28, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 31, 1996.

                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                         ----------------------------------- -----------------------
                                                  WEIGHTED
                                        WEIGHTED   AVERAGE                  WEIGHTED
                                        AVERAGE   REMAINING                 AVERAGE
        RANGE OF             NUMBER     EXERCISE CONTRACTUAL     NUMBER     EXERCISE
    EXERCISE PRICES       OUTSTANDING    PRICE      LIFE      EXERCISABLE    PRICE
    ---------------      -------------- -------- ----------- -------------- --------
                         (IN THOUSANDS)          (IN YEARS)  (IN THOUSANDS)
$ 1.13--$ 4.91..........       674       $ 2.50      5.3           674       $ 2.50
  5.61--  9.75..........     1,660         8.04      7.4         1,406         7.95
 10.09-- 13.38..........     1,188        11.76      8.0           510        11.55
 14.47-- 16.14..........       412        15.16      3.4           164        15.62
                             -----                               -----
  1.13-- 16.14..........     3,934         8.96      6.8         2,754         7.74
                             =====                               =====

  The outstanding number of SARs issued in connection with the Stock Incentive Plans, all of which have been awarded in tandem with stock options, amounted to 1.8 million, 2.2 million and 2.0 million at December 31, 1996, 1995 and 1994, respectively. The exercise of SARs issued in tandem with stock options results in the cancellation of the related stock options. Conversely, the exercise of stock options issued in tandem with SARs results in the cancellation of the related SARs. No SARs issued have been exercised. The Company's outstanding SARs may only be exercised upon change in control of the Company.

  In connection with the Stock Incentive Plans, the Company has sold restricted stock to certain employees and outside directors, generally for $1.00 per share. Restrictions on such stock sold to employees generally lapse at the rate of one-third per year after each of the third, fourth and fifth years from date of grant, while restrictions on such stock sold to outside directors lapse after a five-year vesting period. Restrictions also lapse upon the death, retirement from the Company or, in certain instances, the disability of the participant. The restrictions on restricted stock sold under the 1991 Stock Incentive Plan lapsed upon consummation of the Merger.

  The following table summarizes restricted stock activity (number of shares) for the years ended December 31:

                                                                1996  1995  1994
                                                                ----  ----  ----
                                                                (IN THOUSANDS)
   Outstanding at beginning of year............................  47    29   102
   Granted and purchased.......................................  40    28     2
   Repurchased.................................................  (6)   --    (7)
   Lapsed restrictions.........................................  (8)  (10)  (68)
                                                                ---   ---   ---
   Outstanding at end of year..................................  73    47    29
                                                                ===   ===   ===

  The weighted average grant-date fair value of restricted stock sold during 1996 and 1995 was $11.66 and $8.74, respectively.

  During 1994, in connection with a performance incentive program (the "Performance Incentive Program") adopted in conjunction with the Stock Incentive Plans, 348,450 deferred shares of the Holding Company's common stock were awarded to participants, with actual shares of stock to be issued upon the Company's achievement of performance goals over a three-year period and with vesting over that three-year period. Upon consummation of the Merger, all such deferred shares awarded became vested. Deferred shares of the Holding Company's common stock awarded under the Stock Incentive Plans, separate from the Performance Incentive Program, were not material during 1996, 1995 or 1994.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Compensation expense recognized in operations in connection with the Company's stock-based compensation arrangements during 1996, 1995 and 1994 amounted to $0.2 million, $0.1 million and $3.1 million, respectively.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages entities to account for stock-based compensation arrangements with employees based on fair value, but permits an entity to continue utilizing the intrinsic value based method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for such arrangements. Under the fair value based method of SFAS 123, compensation cost associated with stock-based compensation arrangements is measured at the grant date based on fair value, whereas, under the accounting of APB 25, compensation cost is measured by the excess, if any, of the quoted market price of the stock at date of grant, or other measurement date, over the amount an employee is required to pay to acquire the stock. In implementing SFAS 123, the Company elected to continue accounting for its stock-based compensation arrangements with employees using the intrinsic value based method of APB 25. Accordingly, no compensation cost has been recognized by the Company for stock options granted under the Stock Incentive Plans and the Stock Options Plans. Had compensation cost for stock options granted in 1996 and 1995 been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                            1996        1995
                                                         ----------- -----------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
   Net income:
     As reported........................................ $   104,256 $   62,185
     Pro forma..........................................     102,510     61,782
   Primary earnings per share:
     As reported........................................        0.96       0.57
     Pro forma..........................................        0.94       0.56
   Fully diluted earnings per share:
     As reported........................................        0.95       0.57
     Pro forma..........................................        0.94       0.56

  As the fair value accounting method of SFAS 123 has not been applied to stock options granted prior to January 1, 1995, the resulting pro forma compensation cost used in computing the pro forma information in the above table may not be representative of that to be expected in future years. In preparing the pro forma information, the fair value of each grant of stock options by the Company in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for the years ended December 31, 1996 and 1995, respectively: risk-free interest rates of 5.97% and 6.63%; expected lives of options of 6 years for both years; volatility of 45% and 50%; and dividend yields of 0.00% for both years.

  During the fourth quarter of 1996, the Board approved a new stock incentive plan for outside directors (the "1997 Stock Incentive Plan"), subject to approval by the Holding Company's stockholders at its annual meeting of stockholders to be held in May 1997. The 1997 Stock Incentive Plan, if approved, will provide for: (i) an automatic one-time grant to each individual who first becomes an outside director of the Holding Company on or after January 1, 1997 of an option to purchase 3,000 shares of the Holding Company's common stock and the right to purchase 1,000 shares of restricted stock; (ii) automatic annual awards, during its term, to each outside director of the Holding Company of an option to purchase 1,500 shares of the Holding Company's common

                      DIME BANCORP, INC. AND SUBSIDIARIES
stock; and (iii) discretionary awards of options and restricted stock to outside directors of eligible direct and indirect subsidiaries of the Holding Company. Each option awarded under the 1997 Stock Incentive Plan will have a term of 11 years, will generally vest over a three-year period and will have an exercise price equal to the closing market price of the Holding Company's common stock on the date granted. The per share purchase price of restricted stock granted under the 1997 Stock Incentive Plan will be $1.00 and related restrictions will lapse one-third each year on each of the third, fourth and fifth anniversaries of the grant. The 1997 Stock Incentive Plan will terminate 10 years from the date of its approval by the Holding Company's stockholders. Under the 1997 Stock Incentive Plan, 350,000 shares of the Holding Company's common stock will initially be reserved for future issuance.

 Employee Stock Purchase Plan

  In 1993, the Company adopted an employee stock purchase plan (the "1993 Employee Stock Purchase Plan"), effective in the first quarter of 1994, reserving 1,000,000 shares of the Holding Company's common stock for purchase by eligible employees of the Company at a price equal to 85% of the fair market value on the first date of the relevant purchase period. The 1993 Employee Stock Purchase Plan was amended, effective January 1, 1996, to permit a purchase price of between 85% and 100%, as established by the Compensation Committee of the Board (the "Compensation Committee"), of the fair market value of the Holding Company's common stock on the first date of the relevant purchase period. The purchase period and number of shares made available to each eligible participant during a specified purchase period are also established by the Compensation Committee. During 1996, shares were made available for purchase in March 1997 under the 1993 Employee Stock Purchase Plan at a per share price of $12.13, which was equal to the fair market value of the Holding Company's common stock on the first date of the purchase period. The number of such shares subscribed to amounted to 63,447 at December 31, 1996. During 1994, 224,145 shares of the Holding Company's common stock were purchased by employees under the 1993 Employee Stock Purchase Plan. No common shares of the Holding Company were purchased during 1995 under the 1993 Employee Stock Purchase Plan.

NOTE 17--INCOME TAXES

  Total income tax expense (benefit) was allocated as follows for the years ended December 31:

                                                      1996     1995     1994
                                                     -------  ------- --------
                                                          (IN THOUSANDS)
   Income tax expense (benefit) attributable to:
     Operations....................................  $49,984  $47,727 $(53,138)
     Securities available for sale valuation allow-
      ance.........................................   (4,125)   5,239  (11,176)
                                                     -------  ------- --------
   Total income tax expense (benefit)..............  $45,859  $52,966 $(64,314)
                                                     =======  ======= ========

  During 1996, the Company recognized income tax benefits of $12.3 million upon the final resolution of certain federal, state and local tax filing positions taken in prior years.

  During 1994, an aggregate of $129.9 million of the Company's deferred tax asset was recognized through the elimination of the balance of the related valuation allowance. Factors considered included the improved earnings potential of the Company resulting from the Merger, coupled with the continued strengthening of the quality of assets. In addition, during 1994, the Company reconsidered certain tax planning strategies in order to maximize the realization of the deferred tax attributes. This resulted in the Company incurring additional current tax expense of $20.5 million during 1994 and reducing its gross deferred tax asset by approximately $12.2 million.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Income tax expense (benefit) attributable to operations consisted of the following for the years ended December 31:

                                                    1996     1995      1994
                                                  --------  -------  ---------
                                                        (IN THOUSANDS)
   Current:
     Federal....................................  $  3,286  $ 1,851  $  26,460
     State and local............................    11,032    2,844     12,668
                                                  --------  -------  ---------
   Total current................................    14,318    4,695     39,128
                                                  --------  -------  ---------
   Deferred:
     Federal....................................    27,605   31,426   (107,623)
     State and local............................     8,061   11,606     15,357
                                                  --------  -------  ---------
   Total deferred...............................    35,666   43,032    (92,266)
                                                  --------  -------  ---------
   Total income tax expense (benefit) attribut-
    able to operations..........................  $ 49,984  $47,727  $ (53,138)
                                                  ========  =======  =========

  The following is a reconciliation of expected income tax expense attributable to operations, computed at the statutory federal income tax rate of 35.0%, to the actual income tax expense (benefit) attributable to operations for the years ended December 31:

                                                    1996     1995      1994
                                                  --------  -------  ---------
                                                        (IN THOUSANDS)
   Expected federal income tax expense at
    statutory rate..............................  $ 53,984  $38,469  $  23,696
   Reduction in federal, state and local income
    taxes resulting from a change in the balance
    of the valuation allowance for deferred tax
    assets allocated to income tax expense
    during the year.............................       --       --    (129,930)
   State and local income taxes, net of federal
    income tax benefit (excluding the effect of
    a change in the valuation allowance for
    deferred tax assets)........................    12,410    9,392     41,248
   Non-deductible amortization of goodwill......       178      196        277
   Adjustment of federal deferred taxes upon
    resolution of tax filing positions..........   (17,602)     --         --
   Non-deductible Merger-related restructuring
    expense.....................................       --       --       6,146
   Non-deductible minority interest-preferred
    stock dividends of subsidiary...............       --       --       4,002
   Other, net...................................     1,014     (330)     1,423
                                                  --------  -------  ---------
   Total income tax expense (benefit)
    attributable to operations..................  $ 49,984  $47,727  $ (53,138)
                                                  ========  =======  =========


  The significant components of deferred income tax expense (benefit) attributable to operations were as follows for the years ended December 31:

                                                    1996     1995      1994
                                                  --------  -------  ---------
                                                        (IN THOUSANDS)
   Deferred income tax expense (benefit),
    exclusive of the effects of other components
    listed below................................  $ 35,666  $43,032  $  37,664
   Decrease in balance of the valuation
    allowance for deferred tax assets during the
    year........................................       --       --    (129,930)
                                                  --------  -------  ---------
   Total deferred income tax expense (benefit)..  $ 35,666  $43,032  $ (92,266)
                                                  ========  =======  =========

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The combined federal, state and local income tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
   Deferred tax assets:
     Net operating loss carryforward............. $109,611  $116,200  $161,647
     Excess tax basis and potential bad debt
      reserve deductions relating to non-
      performing assets..........................   54,138    74,186    71,320
     Financial statement reserves not yet
      realized for tax purposes..................    9,968    11,602    23,427
     Postretirement benefits other than
      pensions...................................    9,536     7,575     5,646
     Federal alternative minimum tax and general
      business tax credit carryforwards..........    5,976     2,787       988
     MSR.........................................      --        --      2,888
     Premises and equipment......................    5,395     3,389       808
     Securities..................................      --     12,350    11,407
     Other, net..................................      --      4,012     4,141
                                                  --------  --------  --------
   Gross deferred tax assets.....................  194,624   232,101   282,272
                                                  --------  --------  --------
   Deferred tax liabilities:
     Capitalized excess servicing................   (7,921)   (7,432)  (10,536)
     Securities..................................     (228)      --        --
     MSR.........................................   (1,183)   (1,206)      --
     Other, net..................................   (1,620)      --        --
                                                  --------  --------  --------
   Gross deferred tax liabilities................  (10,952)   (8,638)  (10,536)
                                                  --------  --------  --------
   Net deferred tax assets....................... $183,672  $223,463  $271,736
                                                  ========  ========  ========

  The timing of the realization of a substantial portion of the Company's deferred tax asset may be subject to significant limitation if the Holding Company undergoes an ownership change ("Ownership Change") as defined in section 382 ("Section 382") of the Code. Section 382 generally provides that, if a corporation undergoes an Ownership Change, the amount of taxable income that the corporation may offset with net operating loss carryforwards and certain net unrealized built-in losses would be subject to an annual limitation. Based on existing information, the Company has concluded that an Ownership Change did not occur as a result of the Merger. If an Ownership Change were to occur and the Company were to become subject to an annual limitation as discussed above, it might adversely impact the timing of the realization of a substantial portion of the Company's deferred tax asset. However, if this were to occur, certain tax planning strategies are available to help mitigate any adverse effect.

  At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $313 million, substantially all of which are available to reduce future federal income taxes through the year 2009. Of such net operating loss carryforwards, approximately $6 million were acquired in connection with the Lincoln Acquisition. In accordance with
Section 382, the annual maximum utilization of the net operating loss carryforwards associated with the Lincoln Acquisition, all of which expire on December 31, 2008, is limited to $4.8 million.

  At December 31, 1996, the Company had general business tax credit carryforwards of $4.1 million which are available to reduce future federal income taxes. Of such carryforwards, $1.0 million expire in 2009, $1.5 million in 2010 and $1.6 million in 2011. The Company also has federal alternative minimum tax credit carryforwards of $1.9 million which are available to reduce future federal income taxes without expiration.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  During 1996, federal legislation was enacted that generally eliminates the potential recapture of federal income tax deductions arising from commonly used methods of calculating bad debt reserves for periods prior to 1988 if an institution with a thrift charter (such as the Bank) were to change to a commercial bank charter. In addition, this legislation repealed the reserve method of tax accounting for bad debts used by the Bank and other "large" thrift institutions, effective for taxable years beginning after 1995. The legislation also contains provisions that require the recapture in future periods of tax reserves for periods after 1987, but such provisions are not expected to have a material impact on the Company's consolidated financial statements. Further, New York State legislation was enacted during 1996, and New York City legislation was enacted in March 1997, allowing thrift institutions to continue to use the reserve method of tax accounting for bad debts and to determine a deduction for bad debts in a manner similar to prior law.

  At December 31, 1996, the Bank had approximately $189 million of bad debt reserves for New York income tax purposes for which no provision for income tax has been made, of which approximately $47 million are subject to recapture upon distribution to the Holding Company of these tax reserves. Any charge to a bad debt reserve for other than bad debts on loans would create income for tax purposes only, which would be subject to the then current corporate tax rate. For federal tax purposes, approximately $171 million of the Bank's previously accumulated bad debt deductions are subject to recapture upon its distribution to the Holding Company. It is not the Bank's intention to make any distributions to the Holding Company, or use the reserve in any manner, which would create income tax liabilities for the Bank.

  In order for the Bank to be permitted to maintain a New York tax bad debt reserve for thrifts, certain thrift definitional tests must be met, including maintaining at least 60% of its assets in qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank failed to meet these definitional tests, the transition to the reserve method permitted commercial banks would result in an increase in the New York tax provision as a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York bad debt reserve. The Bank's percentage of qualifying assets at December 31, 1996 was significantly in excess of the minimum threshold. The Bank does not anticipate failing the thrift definitional tests for New York tax purposes.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 18--DERIVATIVE FINANCIAL INSTRUMENTS

  The Company uses various derivative financial instruments as part of its overall asset/liability management strategy and to manage certain risks associated with its mortgage banking activities. Derivative financial instruments are not used by the Company for trading activity purposes.

  The following table summarizes, by category of item being hedged, the notional amounts and estimated fair values of the Company's outstanding derivative financial instruments at December 31:

                                              1996                 1995
                                      -------------------- --------------------
                                                 ESTIMATED            ESTIMATED
                                       NOTIONAL    FAIR     NOTIONAL    FAIR
                                        AMOUNT     VALUE     AMOUNT     VALUE
                                      ---------- --------- ---------- ---------
                                                   (IN THOUSANDS)
ASSET/LIABILITY MANAGEMENT:
Interest rate swaps hedging:
  Loans receivable..................  $  660,216  $(2,994) $  212,747  $(2,195)
  Deposits..........................         --       --      150,000      533
  Securities sold under agreements
   to repurchase....................     420,000    1,241         --       --
  FHLBNY advances...................      30,000     (690)    928,000   (4,837)
                                      ----------  -------  ----------  -------
    Total interest rate swaps.......   1,110,216   (2,443)  1,290,747   (6,499)
                                      ----------  -------  ----------  -------
Interest rate caps hedging:
  Loans receivable..................     424,484      527         --       --
  MBS available for sale............     192,153      239     877,118      961
  MBS held to maturity..............     256,787      319     366,061      401
  Securities sold under agreements
   to repurchase....................     361,000    4,647         --       --
                                      ----------  -------  ----------  -------
    Total interest rate caps........   1,234,424    5,732   1,243,179    1,362
                                      ----------  -------  ----------  -------
Options hedging FHLBNY advances.....         --       --       37,000       70
                                      ----------  -------  ----------  -------
    Total asset/liability manage-
     ment...........................   2,344,640    3,289   2,570,926   (5,067)
                                      ----------  -------  ----------  -------
MORTGAGE BANKING ACTIVITIES:
Forward contracts hedging loans held
 for sale originations..............     136,770      575      69,676     (709)
Options hedging loans held for sale
 originations.......................      40,000       64      10,000       22
Interest rate floors hedging MSR....     996,498       77   1,219,776    1,026
                                      ----------  -------  ----------  -------
    Total mortgage banking activi-
     ties...........................   1,173,268      716   1,299,452      339
                                      ----------  -------  ----------  -------
Total derivative financial instru-
 ments..............................  $3,517,908  $ 4,005  $3,870,378  $(4,728)
                                      ==========  =======  ==========  =======

  The Company's outstanding interest rate swap agreements at December 31, 1996 are in the form where, based on an agreed-upon notional amount, the Company agrees to make periodic fixed-rate payments, while the counterparty agrees to make periodic variable-rate payments that are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"). The notional amount of the interest rate swap agreements is not indicative of principal to be exchanged either at the inception or maturity of the contracts. The utilization of these interest rate swaps allows the Company to achieve interest income or expense similar to that which would exist if it had changed the interest rate of designated assets from a fixed-rate to a variable-rate and had changed the interest rate of designated liabilities from a variable-rate to a fixed-rate. Of the $1.1 billion notional amount of interest rate swap agreements used by the Company at December 31, 1996, $713.4 million amortizes on predetermined dates and in predetermined amounts.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  The following table summarizes the Company's interest rate swap activity (notional amounts) for the years ended December 31:

                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
   Balance at beginning of year............. $1,290,747  $1,703,280  $1,415,000
   New agreements...........................    584,722     415,210     554,700
   Matured agreements.......................   (700,469)   (800,000)   (250,000)
   Terminated agreements....................     (7,908)        --          --
   Amortization.............................    (56,876)    (27,743)    (16,420)
                                             ----------  ----------  ----------
   Balance at end of year................... $1,110,216  $1,290,747  $1,703,280
                                             ==========  ==========  ==========

  The table that follows sets forth the contractual maturities of the Company's interest rate swap agreements outstanding at December 31, 1996 by category of asset or liability being hedged, as well as the related weighted average interest rates receivable and payable at that date. Variable-rates in the table are assumed to remain constant at their December 31, 1996 levels.

                                MATURING IN THE YEARS ENDING DECEMBER 31,
                          -----------------------------------------------------------
                            1997      1998      1999     2000      2001    THEREAFTER   TOTAL
                          --------  --------  --------  -------  --------  ---------- ----------
                                               (DOLLARS IN THOUSANDS)
Interest rate swaps
 hedging:
 Loans receivable:
 Notional amount........  $100,468  $152,165  $133,468  $39,007  $163,779   $71,329   $  660,216
 Weighted average:
  Variable-rate receiv-
   able.................      5.63%     5.60%     5.61%    5.59%     5.62%     5.63%        5.61%
  Fixed-rate payable....      5.64%     6.16%     6.36%    6.53%     6.44%     6.68%        6.27%
 Securities sold under
  agreements to repur-
  chase:
 Notional amount........  $390,000  $ 30,000  $    --   $   --   $    --    $   --    $  420,000
 Weighted average:
  Variable-rate receiv-
   able.................      5.60%     5.65%      -- %     -- %      -- %      -- %        5.60%
  Fixed-rate payable....      5.35%     6.24%      -- %     -- %      -- %      -- %        5.41%
 FHLBNY advances:
 Notional amount........  $    --   $    --   $ 30,000  $   --   $    --    $   --    $   30,000
 Weighted average:
  Variable-rate receiv-
   able.................       -- %      -- %     5.54%     -- %      -- %      -- %        5.54%
  Fixed-rate payable....       -- %      -- %     7.06%     -- %      -- %      -- %        7.06%
                          --------  --------  --------  -------  --------   -------   ----------
 Total:
 Notional amount........  $490,468  $182,165  $163,468  $39,007  $163,779   $71,329   $1,110,216
                          ========  ========  ========  =======  ========   =======   ==========
 Weighted average:
  Variable-rate receiv-
   able.................      5.60%     5.61%     5.59%    5.59%     5.62%     5.63%        5.61%
  Fixed-rate payable....      5.41%     6.17%     6.49%    6.53%     6.44%     6.68%        5.97%

  Under each of its outstanding interest rate cap agreements at December 31, 1996, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty at specified dates in the amount by which a specified market interest rate is higher than a designated cap interest rate, as applied to the notional amount of the agreement. The Company, at December 31, 1996, had outstanding interest rate cap agreements with a notional amount of $873.4 million, which were entered into during 1995 in order to hedge the periodic and lifetime interest rate caps embedded in certain of its adjustable-rate loans and MBS. Each such agreement is amortizing in nature and provides for the Company to receive cash payments from the counterparty when the weekly average yield of the one-year constant maturity Treasury index ("CMT") rises above a specified cap interest rate. At December 31, 1996, the one-year CMT was 5.51% and the weighted

                      DIME BANCORP, INC. AND SUBSIDIARIES
average specified cap interest rate on these agreements was 8.00%. In addition, at December 31, 1996, the Company had interest rate cap agreements outstanding with a notional amount of $361.0 million, which were entered into during 1996 for the purpose of locking-in maximum interest costs on certain of its securities sold under agreements to repurchase. These agreements, the notional amounts of which do not change during their term, provide for the Company to receive cash payments when the one-month LIBOR, which was 5.50% at December 31, 1996, rises above a specified cap interest rate. At December 31, 1996, the weighted average specified cap interest rate on these agreements was 7.04%. Unamortized premiums on the Company's outstanding interest rate cap agreements amounted to $11.2 million at December 31, 1996.

  The following table sets forth the contractual maturities of the Company's interest rate cap agreements outstanding at December 31, 1996 by category of asset or liability being hedged. Certain of the amounts set forth in the table are subject to change in the event that specified cap interest rates exceed the specified interest rates.

                              MATURING IN THE YEARS ENDING DECEMBER 31,
                             -------------------------------------------
                                1997       1998       1999       2001      TOTAL
                             ---------- ---------- ---------- ---------- ----------
                                                 (IN THOUSANDS)
   Interest rate caps
    hedging:
     Loans receivable......  $  109,366 $  213,548 $  101,570 $      --  $  424,484
     MBS available for
      sale.................      49,507     96,668     45,978        --     192,153
     MBS held to maturity..      66,160    129,183     61,444        --     256,787
     Securities sold under
      agreements to
      repurchase...........         --         --     165,000    196,000    361,000
                             ---------- ---------- ---------- ---------- ----------
   Total...................  $  225,033 $  439,399 $  373,992 $  196,000 $1,234,424
                             ========== ========== ========== ========== ==========

  The forward contracts used by the Company at December 31, 1996 hedge its exposure to interest rate risk associated with loans held for sale origination activities. These contracts, which generally mature within 90 days, represent firm commitments to deliver MBS or loans at a specified price at a specified future date. The Company must either deliver the MBS or loans in accordance with the requirements of the contracts or pair-off the commitments and recognize the gain or loss based on the change in the price of the underlying contract (i.e., the specified price minus the repurchase price multiplied by the notional amount).

  Options give the holder the right, but not the obligation, to purchase from or to sell to the counterparty a designated financial instrument at a specified price during an agreed upon period of time or on a specific date. The buyer of an option pays a premium for this right. A put option gives the buyer the right to sell the underlying financial instrument, while a call option gives the buyer the right to purchase the underlying financial instrument, at a specified price during a specified period of time or on a specified date. The buyer of a put option benefits if the price of the underlying financial instrument declines by an amount that is sufficient to cover the option premium. The buyer of a call option benefits if the price of the underlying financial instrument rises above the agreed upon sales price by an amount that is sufficient to cover the option premium. At December 31, 1996, the Company had outstanding options of $40.0 million, of which $25.0 million were put options to sell interest rate futures, $10.0 million were put options to sell MBS and $5.0 million were call options to purchase MBS. The outstanding options at December 31, 1996 expire during the first quarter of 1997.

  The Company's interest rate floor agreements, all of which were entered into during 1993 and 1994 and are amortizing in nature, have been transacted for the purpose of reducing the impact of the potential loss of future net servicing revenues associated with a portion of its MSR that may result from an increase in loan prepayments. Under each of its interest rate floor agreements, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty when either the five- or ten-year CMT, which were 6.21% and 6.43%, respectively, at December 31, 1996, declines below a designated floor interest rate. Of the

                      DIME BANCORP, INC. AND SUBSIDIARIES

$996.5 million notional amount of interest rate floors outstanding at December 31, 1996, $181.9 million were indexed to the five-year CMT and had a weighted average designated floor interest rate of 5.30%, and $814.6 million were indexed to the ten-year CMT and had a weighted average designated floor interest rate of 5.54%. The Company's interest rate floor agreements outstanding at December 31, 1996 terminate at various dates from August 1998 through October 1999. At December 31, 1996, unamortized premiums on the Company's outstanding interest rate floor agreements amounted to $0.7 million.

  The Company must maintain collateral with counterparties to certain of its outstanding derivative financial instruments that will cover any negative market value in its position, subject to a minimum call. In addition, if the Company is subject to an initial collateral requirement, collateral must be maintained with the counterparty, regardless of what market value changes occur.

  For a discussion of the credit risk associated with the Company's derivative financial instruments, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management of Credit Risk--Derivative Financial Instruments."

NOTE 19--COMMITMENTS AND CONTINGENT LIABILITIES

  The Company has entered into non-cancelable capital and operating lease agreements with respect to Company premises and equipment that expire at various dates through 2012. Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents. There are no restrictions imposed by any lease agreement regarding the payment of dividends, additional debt financing or entering into further lease agreements.

  The projected minimum future rental payments required under the terms of capital leases and non-cancelable operating leases with terms of one year or more, and projected sublease rentals, were as follows at December 31, 1996:

                                                             CAPITAL  OPERATING
                                                             LEASES    LEASES
                                                             -------  ---------
                                                              (IN THOUSANDS)
   Year ending December 31:
     1997................................................... $  840   $ 15,791
     1998...................................................    833     13,754
     1999...................................................    825     12,251
     2000...................................................    607     11,872
     2001...................................................    172     11,655
     Thereafter.............................................    702     70,403
                                                             ------   --------
       Total projected minimum rental payments required.....  3,979    135,726
   Projected sublease rentals...............................   (137)   (13,797)
                                                             ------   --------
   Net projected minimum rental payments required........... $3,842   $121,929
                                                             ======   ========

  Net rent expense under operating leases was $17.7 million, $20.0 million, and $17.9 million for 1996, 1995 and 1994, respectively.

  The Bank and its wholly-owned subsidiary, Dime Mortgage of New Jersey, Inc., have been named in an action entitled Koslowe v. Dime Mortgage of New Jersey and The Dime Savings Bank of New York, which was filed, as a purported class action, in the United States District Court, District of New Jersey during the first quarter of 1997. The plaintiff alleges, among other things, that, in connection with the making of residential

                      DIME BANCORP, INC. AND SUBSIDIARIES
property loans, the Bank and its subsidiary made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act ("RESPA") and engaged in unfair acts in violation of the deceptive trade practices laws of various states. The plaintiff seeks unspecified compensatory damages plus, as to certain claims, treble damages. The Company believes that its compensation programs for mortgage brokers comply with applicable laws and with accepted mortgage banking industry practices and that it has meritorious defenses to the action. The Company intends to oppose the action vigorously.

  Certain other claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Company in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

  The Company had the following commitments to extend credit and purchase loans at December 31:

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   Commitments to extend credit:
     Residential property loans.............................. $267,150 $324,857
     Commercial and multifamily first mortgage loans.........   61,854   54,242
     Consumer and business loans.............................  475,146  388,031
                                                              -------- --------
       Total commitments to extend credit....................  804,150  767,130
   Commitments to purchase residential property loans........   24,508   97,499
                                                              -------- --------
   Total commitments to extend credit and purchase loans..... $828,658 $864,629
                                                              ======== ========

  Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts may not represent future cash requirements. The Company evaluates the creditworthiness of these transactions through its lending policies. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on the Company's credit evaluation of the borrower. The Company's maximum exposure to credit loss for commitments to extend credit as a result of non-performance by the counterparty is the contractual notional amount.

  The Company had letters of credit outstanding at December 31, 1996 and 1995 of $22.4 million and $3.7 million, respectively. Letters of credit represent agreements whereby the Company guarantees the performance of a customer to a third party. The Company requires collateral to support such agreements based on the Company's evaluation of the creditworthiness of the customer. The credit risk associated with letters of credit is similar to that incurred by the Company in its lending activities.

  The Company is obligated under various limited recourse provisions associated with certain first mortgage and cooperative apartment loans sold in past years. The principal balance of loans sold with limited recourse and related maximum potential recourse exposure amounted to approximately $752 million and $196 million, respectively, at December 31, 1996 and approximately $900 million and $223 million, respectively, at December 31, 1995. The Company's exposure to credit loss on loans sold with recourse is similar to the credit risk associated with the Company's on-balance sheet loans receivable.

  At December 31, 1996, the Company had commitments to sell MBS available for sale in the amount of $165.7 million, as compared with no such commitments at December 31, 1995.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 20--FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose, where practicable, the fair value of its on- and off-balance sheet financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at any one time the Company's entire holdings of a particular financial instrument. Because no active market exists for a certain portion of the Company's financial instruments, the fair value estimates for such financial instruments are based on judgments regarding, among other factors, future cash flows, future loss experience, current economic conditions and risk characteristics. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company has not included certain material items in its disclosure as such items, which the Company believes have significant value, are not considered financial instruments.

  The following table summarizes the carrying values and estimated fair values of the Company's financial instruments at December 31:

                                     1996                      1995
                            ------------------------  ------------------------
                             CARRYING     ESTIMATED    CARRYING     ESTIMATED
                               VALUE     FAIR VALUE      VALUE     FAIR VALUE
                            -----------  -----------  -----------  -----------
                                            (IN THOUSANDS)
Financial assets:
  Cash and cash equiva-
   lents................... $   184,517  $   184,517  $   235,356  $   235,356
  Loans held for sale......     115,325      115,325      139,370      140,243
  Securities available for
   sale....................   2,589,333    2,589,333    4,069,904    4,069,904
   Related derivative
    financial instruments..         239          239          961          961
  Securities held to matu-
   rity....................   4,362,711    4,279,618    5,082,675    4,990,163
   Related derivative
    financial instruments..       1,260          319        3,061          401
  FHLBNY stock.............     266,244      266,244      318,690      318,690
  Loans receivable, net....  10,629,479   10,643,631    9,702,018    9,754,487
   Related derivative
    financial instruments..       2,083       (2,467)         --        (2,195)
  Accrued interest receiv-
   able....................     106,041      106,041      118,811      118,811
  Capitalized excess ser-
   vicing..................      25,395       25,395       32,604       32,604
                            -----------  -----------  -----------  -----------
  Total financial assets... $18,282,627  $18,208,195  $19,703,450  $19,659,425
                            ===========  ===========  ===========  ===========
Financial liabilities:
  Deposits................. $12,856,739  $12,875,158  $12,572,203  $12,606,743
   Related derivative
    financial instruments..         --           --           --          (533)
  Securities sold under
   agreements to
   repurchase..............   3,557,145    3,557,860    1,632,453    1,632,453
   Related derivative
    financial instruments..      (6,911)      (5,888)         --           --
  FHLBNY advances..........     925,139      925,143    4,603,198    4,601,280
   Related derivative
    financial instruments..         --           690         (215)       4,767
  Senior notes.............     197,584      210,500      197,384      213,382
  Other borrowed funds.....     142,234      145,018      181,732      178,205
  Accrued interest pay-
   able....................      32,700       32,700       34,398       34,398
                            -----------  -----------  -----------  -----------
  Total financial liabili-
   ties.................... $17,704,630  $17,741,181  $19,221,153  $19,270,695
                            ===========  ===========  ===========  ===========

  Interest rate floor agreements used to manage the risk associated with the Company's MSR, which are not included in the above table, had carrying and estimated fair values of $0.1 million and $0.7 million, respectively, at December 31, 1996 and $1.0 million and $1.0 million, respectively, at December 31, 1995.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  For an analysis of the notional value and estimated fair value of derivative financial instruments used by the Company, by type of instrument and item being hedged, see Note 18.

  The following methodologies and assumptions were utilized by the Company in estimating the fair values of its financial instruments at December 31, 1996 and 1995.

  Cash and Cash Equivalents. The carrying value of cash and cash equivalents was deemed to be a reasonable estimate of their fair value due to the short-term nature of these items and because they do not present significant credit concerns.

  Loans Held for Sale. The fair value of loans held for sale was determined by outstanding investor commitments, or in the absence of such commitments, current investor yield requirements.

  Securities Available for Sale and Held to Maturity. The estimated fair values of securities, both available for sale and held to maturity, were determined by use of quoted market prices or dealer quotes.

  FHLBNY Stock. The fair value of FHLBNY stock was estimated to be its carrying value, which is indicative of its redemption price.

  Loans Receivable. For purposes of computing the fair value of its loans receivable, the Company grouped performing loans with similar characteristics and applied prices available in the secondary market as a reference and adjusted for differences in servicing and credit quality. When a secondary market rate was not available, and for non-performing loans, fair value was estimated using a discounted cash flow analysis that utilized a discount rate commensurate with the credit and interest rate risk inherent in the loans.

  Accrued Interest Receivable and Payable. The estimated fair values of accrued interest receivable and payable have been determined to equal their carrying amounts as these amounts are generally due or payable within 90 days.

  Capitalized Excess Servicing. The fair value of capitalized excess servicing was estimated by discounting the estimated future cash flows associated with the excess servicing spread to a present value. The discount rates utilized were based upon current market rates for similar loan servicing.

  Deposits. The estimated fair value of deposits without a specified maturity, which includes demand, savings and money market deposits, was the amount payable on the valuation date. For fixed-maturity time deposits, fair value was estimated based on the discounted value of contractual cash flows using current market interest rates offered for deposits with similar remaining maturities.

  Borrowed Funds. The estimated fair values of borrowed funds maturing or repricing within 90 days were deemed to be equal to their carrying values. The fair values of all other borrowed funds were generally estimated based on quoted market prices or on the discounted value of contractual cash flows using current market interest rates for borrowings with similar terms and remaining maturities.

  Derivative and Off-Balance Sheet Financial Instruments. The fair values of the Company's derivative financial instruments were based upon quoted market prices, or in the absence thereof, on dealer quotes or pricing models.

  With regard to its loans sold with recourse, the fair value of such recourse guarantees would be based on fees currently charged to terminate them or otherwise settle the obligations with the counterparties. The Company has determined that it is not practicable to determine the fair value of such recourse arrangements.

  The Company has reviewed its outstanding commitments to extend credit, commitments to purchase loans and letters of credit at December 31, 1996 and 1995 and has determined that their estimated fair values are not material.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 21--PARENT COMPANY FINANCIAL INFORMATION

  On May 25, 1994, the Bank consummated a reorganization under which it became a wholly-owned subsidiary of the Holding Company. On March 29, 1991, Anchor Savings reorganized into the holding company form of organization and became a wholly-owned subsidiary of Anchor Bancorp.

  Condensed financial statements of the Holding Company (parent company only) are set forth below. The condensed statement of income and condensed statement of cash flows for the year ended December 31, 1994 reflect Dime Bancorp, Inc. for the period of May 25, 1994 to December 31, 1994 and Anchor Bancorp for the year ended December 31, 1994.

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                       ---------------------
                                                          1996       1995
                                                       ---------- ----------
                                                            (IN THOUSANDS)
ASSETS
Cash and due from banks............................... $    4,449 $      916
MBS...................................................      1,006      2,636
Investment in the Bank................................  1,202,026  1,159,941
Receivables from the Bank.............................      2,594      8,048
Other assets..........................................     15,429      8,934
                                                       ---------- ----------
Total assets.......................................... $1,225,504 $1,180,475
                                                       ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Senior notes.......................................... $  197,584 $  197,384
Other liabilities.....................................      5,583      6,561
                                                       ---------- ----------
Total liabilities.....................................    203,167    203,945
                                                       ---------- ----------
Total stockholders' equity............................  1,022,337    976,530
                                                       ---------- ----------
Total liabilities and stockholders' equity............ $1,225,504 $1,180,475
                                                       ========== ==========

                        CONDENSED STATEMENTS OF INCOME

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                            1996        1995       1994
                                         ----------- ---------- ----------
                                                  (IN THOUSANDS)
INCOME
Dividends from the Bank................. $    88,000 $   30,000 $   10,711
Interest income.........................          87        213        184
                                         ----------- ---------- ----------
  Total income..........................      88,087     30,213     10,895
                                         ----------- ---------- ----------
EXPENSE
Interest expense on senior notes........      19,638     19,621      9,446
General and administrative expense......       3,071      5,282        665
Restructuring and Merger-related ex-
 pense..................................         --         254     22,095
Minority interest-preferred stock divi-
 dends of subsidiary....................         --         --      11,433
                                         ----------- ---------- ----------
  Total expense.........................      22,709     25,157     43,639
                                         ----------- ---------- ----------
Income (loss) before income tax benefit
 and equity in undistributed net income
 of the Bank............................      65,378      5,056    (32,744)
Income tax benefit......................      10,283     10,762      5,584
                                         ----------- ---------- ----------
Income (loss) before equity in undis-
 tributed net income of the Bank........      75,661     15,818    (27,160)
Equity in undistributed net income of
 the Bank...............................      28,595     46,367     29,484
                                         ----------- ---------- ----------
Net income.............................. $   104,256 $   62,185 $    2,324
                                         =========== ========== ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................  $  104,256  $   62,185  $    2,324
Adjustments to reconcile net income to net
 cash provided (used) by
 operating activities:
  Equity in undistributed net income of
   the Bank...............................     (28,595)    (46,367)    (29,484)
  Minority interest-preferred stock divi-
   dends of subsidiary....................         --          --       11,433
  Other, net..............................      (9,700)    (19,902)     16,967
                                            ----------  ----------  ----------
    Net cash provided (used) by operating
     activities...........................      65,961      (4,084)      1,240
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of MBS..........................         --          --       (2,051)
Principal payments received on MBS........       1,630         764         811
                                            ----------  ----------  ----------
    Net cash provided (used) by investing
     activities...........................       1,630         764      (1,240)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common and trea-
 sury stock...............................       8,311       2,014       1,038
Purchases of treasury stock...............     (70,456)        --          --
Other.....................................      (1,913)        --          (15)
                                            ----------  ----------  ----------
    Net cash (used) provided by financing
     activities...........................     (64,058)      2,014       1,023
                                            ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents..............................       3,533      (1,306)      1,023
Merger adjustment.........................         --          --        1,084
Cash and cash equivalents at beginning of
 year.....................................         916       2,222         115
                                            ----------  ----------  ----------
Cash and cash equivalents at end of year..  $    4,449  $      916  $    2,222
                                            ==========  ==========  ==========
SUPPLEMENTAL NON-CASH FLOW INFORMATION
Contribution of preferred stock of the
 Bank to the capital of the Bank..........  $      --   $  100,000  $      --
Exchange of preferred stock of the Bank
 for senior notes.........................         --          --      100,000

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 22--CONDENSED QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         1996                                   1995
                          -------------------------------------- -------------------------------------
                           FOURTH    THIRD     SECOND    FIRST    FOURTH    THIRD     SECOND   FIRST
                          QUARTER   QUARTER   QUARTER   QUARTER  QUARTER   QUARTER   QUARTER  QUARTER
                          --------  --------  --------  -------- --------  --------  -------- --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.........  $338,804  $335,551  $332,815  $343,528 $344,127  $338,422  $342,033 $332,549
Interest expense........   220,641   220,832   218,737   229,193  244,014   240,037   238,296  225,158
                          --------  --------  --------  -------- --------  --------  -------- --------
Net interest income.....   118,163   114,719   114,078   114,335  100,113    98,385   103,737  107,391
Provision for loan loss-
 es.....................    10,000    10,250    10,250    10,500    9,900     9,900     9,900    9,950
                          --------  --------  --------  -------- --------  --------  -------- --------
Net interest income af-
 ter provision for loan
 losses.................   108,163   104,469   103,828   103,835   90,213    88,485    93,837   97,441
                          --------  --------  --------  -------- --------  --------  -------- --------
Non-interest income:
 Banking service fees...     7,026     7,161     6,480     6,706    6,353     5,651     5,142    5,179
 Loan servicing fees,
  net...................     8,020     7,747     6,926     7,663    7,257     7,386     7,535    8,274
 Securities and insur-
  ance brokerage fees...     4,712     6,045     5,633     4,674    3,930     3,887     4,275    3,440
 Net (losses) gains on
  sales activities......      (723)  (10,548)   (1,906)      461  (22,921)     (384)    1,215    9,675
 Other..................     3,578     2,542     4,438     1,833    2,335     2,120     2,791    3,027
                          --------  --------  --------  -------- --------  --------  -------- --------
 Total non-interest in-
  come..................    22,613    12,947    21,571    21,337   (3,046)   18,660    20,958   29,595
                          --------  --------  --------  -------- --------  --------  -------- --------
Non-interest expense:
 General and administra-
  tive expense..........    75,603    76,165    70,833    70,194   67,906    64,038    75,064   78,893
 Savings Association In-
  surance Fund recapi-
  talization assess-
  ment..................       --     26,280       --        --       --        --        --       --
 ORE expense, net.......     3,016     2,404     2,159     2,493    2,475     3,401     3,340    3,676
 Amortization of MSR....     3,115     2,684     2,879     3,194    2,982     3,440     2,921    2,764
 Restructuring and
  Merger-related
  expense...............       --        --        --      3,504    9,775     2,393     1,438    1,725
                          --------  --------  --------  -------- --------  --------  -------- --------
 Total non-interest ex-
  pense.................    81,734   107,533    75,871    79,385   83,138    73,272    82,763   87,058
                          --------  --------  --------  -------- --------  --------  -------- --------
Income before income tax
 expense (benefit)......    49,042     9,883    49,528    45,787    4,029    33,873    32,032   39,978
Income tax expense (ben-
 efit)..................    17,724    (7,011)   20,539    18,732    1,696    14,865    13,610   17,556
                          --------  --------  --------  -------- --------  --------  -------- --------
Net income..............  $ 31,318  $ 16,894  $ 28,989  $ 27,055 $  2,333  $ 19,008  $ 18,422 $ 22,422
                          ========  ========  ========  ======== ========  ========  ======== ========
Primary and fully di-
 luted earnings per com-
 mon share..............  $   0.29  $   0.16  $   0.27  $   0.25 $   0.02  $   0.17  $   0.17 $   0.20

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                         IDENTIFICATION OF EXHIBIT
 -------                        -------------------------
  2.1    Agreement and Plan of Merger, dated as December 3, 1996, between the
         Holding Company, Fifth Avenue Property Corp. and BFS Bankorp, Inc.
         (incorporated by reference to Appendix 2 to the Current Report filed by the Holding Company on Form 8-K with the Commission on December 3,
         1996).
  3(i)   Certificate of Incorporation (incorporated by reference to Appendix A to the Joint Proxy Statement-Prospectus included in Dime Bancorp's
         Registration Statement on Form S-4, filed with the Commission on
         November 4, 1994 (No. 33-86002)).
  3(ii)  Amendment to Certificate of Incorporation dated June 14, 1995
         (incorporated by reference to Exhibit 3(ii) to the Holding Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Commission on April 1, 1996, as amended on Form 10-K/A filed with the Commission on May 15, 1996 (the "1995 10-K")
         (Commission file No. 1-13094)).
  3(iii) By-laws.
  4.1    Stockholder Protection Rights Agreement, dated as of October 20, 1995, between the Holding Company and the First National Bank of Boston, as
         Rights Agent (incorporated by reference to Exhibit (1) of the
         Registration Statement on Form 8-A of the Holding Company filed with the Commission on November 3, 1995).
 10.1*   Letter of Agreement, dated as of August 2, 1996, from the Bank to
         James M. Large, Jr.
 10.2*   Employment Agreement, dated as of January 1, 1997, between the Bank and Lawrence J. Toal, together with agreement providing for joint and several liability of the Holding Company, dated as of January 1, 1997, as amended.
 10.3*   Letter of Agreement, dated February 29, 1996, from the Bank to Cody T
         Sickle.
 10.4*   Amended and Restated Employment Agreement, dated as of April 27, 1994, between Dime Savings and D. James Daras (the "Daras Agreement")
         (incorporated by reference to Exhibit 10.4 to Dime Bancorp's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995 (the "1994 10-K") (Commission
         file No. 1-13094)).
 10.5*   Amendment, effective as of February 7, 1997, to the Daras Agreement.
 10.6*   Employment Agreement, dated as of April 25, 1995, between the Bank and
         Carlos R. Munoz (incorporated by reference to Exhibit 10.5 to the 1995
         10-K).
 10.7*   Dime Bancorp, Inc. Stock Incentive Plan, as amended by an amendment effective April 27, 1994 (incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8, filed with the Commission on January 18, 1995 (No. 33-88552)).
 10.8*   Dime Bancorp, Inc. 1991 Stock Incentive Plan, as amended and restated
         effective February 29, 1996 (the "1991 Stock Incentive Plan")
         (incorporated by reference to Exhibit 4.1 to the Holding Company's
         Registration Statement on Form S-8, filed with the Commission on May
         24, 1996 (No. 333-04477).
 10.9*   Amendment, effective as of October 1, 1996, to the 1991 Stock
         Incentive Plan.
 10.10*  Dime Bancorp, Inc. Stock Incentive Plan for Outside Directors, as
         amended effective April 27, 1994 (incorporated by reference to Exhibit
         4.1 to the Holding Company's Registration Statement on Form S-8, filed with the Commission on January 18, 1995 (No. 33-88560)).

 EXHIBIT
 NUMBER                         IDENTIFICATION OF EXHIBIT
 -------                        -------------------------
 10.11*  The Dime Savings Bank of New York, FSB Deferred Compensation Plan, as
         amended by the First Amendment through the Fourth Amendment thereof
         (incorporated by reference to Exhibit 10.14 to the 1994 10-K).
 10.12*  Deferred Compensation Plan for Board Members of The Dime Savings Bank
         of New York, FSB, as amended to and including July 1, 1994 (the
         "Directors Deferred Compensation Plan") (incorporated by reference to
         Exhibit 10.15 to the 1994 10-K).
 10.13*  Amendment, effective as of January 1, 1997, to the Directors Deferred
         Compensation Plan.
 10.14*  Benefit Restoration Plan of The Dime Savings Bank of New York, FSB,
         amended and restated effective as of October 1, 1996.
 10.15*  Retainer Continuation Plan for Independent Directors of The Dime
         Savings Bank of New York, FSB (the "Retainer Continuation Plan")
         (incorporated by reference to Exhibit 10.24 to Dime Savings' Annual
         Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on September 16, 1994 as Exhibit A to Dime
         Bancorp's Report on Form 8-K dated that date (Commission file No. 1-
         13094)).
 10.16*  Amendment, effective as of January 13, 1995, to the Retainer
         Continuation Plan (incorporated by reference to Exhibit 10.13 to the
         1995 10-K).
 10.17*  Amendment, effective as of December 31, 1996, to the Retainer
         Continuation Plan.
 10.18*  Amendment, effective March 1, 1997, to the Retainer Continuation Plan.
 10.19*  Key Executive Life Insurance/Death Benefit Plan of The Dime Savings
         Bank of New York, FSB, as restated including amendments effective through May 25, 1994 (the "KELI Plan") (incorporated by reference to
         Exhibit 10.18 to the 1994 10-K).
 10.20*  Amendment, effective as of February 25, 1997, to the KELI Plan.
 10.21*  Dime Bancorp, Inc. 1990 Stock Option Plan (formerly Anchor Bancorp,
         Inc. 1990 Stock Option Plan), as amended effective January 13, 1995
         (incorporated by reference to Exhibit 4.1 to the Holding Company's
         Registration Statement on Form S-8, filed with the Commission on
         January 18, 1995 (No. 33-88554)).
 10.22*  Dime Bancorp, Inc. 1992 Stock Option Plan (formerly Anchor Bancorp,
         Inc. 1992 Stock Option Plan), as amended effective January 13, 1995
         (the "1992 Stock Option Plan") (incorporated by reference to Exhibit
         4.1 to the Holding Company's Registration Statement on Form S-8, filed with the Commission on January 18, 1995 (No. 33-88556)).
 10.23*  Amendment, effective June 1, 1996, to the 1992 Stock Option Plan.
 10.24*  Dime Bancorp, Inc. Supplemental Executive Retirement Plan (the "SERP")
         (incorporated by reference to Exhibit 10.22 to the 1994 10-K).
 10.25*  Amendment, effective as of April 4, 1995, to the SERP (incorporated by reference to Exhibit 10.19 to the 1995 10-K).
 10.26*  Dime Bancorp, Inc. Voluntary Deferred Compensation Plan, as amended and restated effective October 1, 1996.
 10.27*  Dime Bancorp, Inc. Voluntary Deferred Compensation Plan for Directors,
         as amended and restated effective as of January 1, 1997.
 10.28*  Dime Bancorp, Inc. Officer Incentive Plan (the "Officer Incentive
         Plan") (incorporated by reference to Exhibit 10.26 to the 1994 10-K).

 EXHIBIT
 NUMBER                         IDENTIFICATION OF EXHIBIT
 -------                        -------------------------
 10.29*  Amendment, effective as of December 12, 1995, to the Officer Incentive
         Plan (incorporated by reference to Exhibit 10.25 to the 1995 10-K).
 10.30*  Anchor Savings Bank FSB Supplemental Executive Retirement Plan,
         assumed by Dime Savings (incorporated by reference to Exhibit 10.11 to the Anchor Bancorp Report on Form 10-K for the fiscal year ended June
         30, 1992) (Commission file No. 33-37720)).
 10.31*  Employment Agreement, dated as of December 2, 1996, between the Bank and Fred B. Koons, together with a letter agreement regarding initial employment terms.
 21      List of Subsidiaries.
 23      Consent of KPMG Peat Marwick LLP.
 24      Powers of Attorney.
 27      Financial Data Schedule.

--------
* Management Contract or Compensatory Plan or Arrangement