Form 10-Q
period 1997-03-31
DIME BANCORP INC
filed 1997-05-15
CIK 919568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

               Yes    X                                  No
                   --------                                 --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value                         105,202,974
-----------------------------          ---------------------------------------
           Class                       Outstanding shares as of April 30, 1997

                              DIME BANCORP, INC.

                                March 31, 1997
                                   Form 10-Q

                                     Index

                                                            Page No.
                                                            --------
Part I. Financial Information

     Item 1. Financial Statements (Unaudited)

             Consolidated Statements of Financial
               Condition as of March 31, 1997 and
               December 31, 1996                                3

             Consolidated Statements of Income for the
               three months ended March 31, 1997
               and 1996                                         4

             Consolidated Statement of Changes in
               Stockholders' Equity for the three
                 months ended March 31, 1997                    5

             Consolidated Statements of Cash Flows for
               the three months ended March 31, 1997
               and 1996                                         6

             Notes to Consolidated Financial Statements         7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                       9

Part II. Other Information

     Item 5. Other Information                                 30

     Item 6. Exhibits and Reports on Form 8-K                  30

Signatures                                                     31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      DIME BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)
                                  (Unaudited)

                                            March 31,   December 31,
                                                 1997           1996
--------------------------------------------------------------------
ASSETS
Cash and due from banks                   $   142,433    $   158,753
Money market investments                       18,838         25,764
Loans held for sale                           123,563        115,325
Securities available for sale               2,283,937      2,589,572
Securities held to maturity (estimated
  fair value of $4,045,250 and $4,279,937
  at March 31, 1997 and December 31,
  1996, respectively)                       4,141,955      4,363,971
Federal Home Loan Bank of New York stock      266,244        266,244
Loans receivable, net:
  Residential real estate                   8,208,621      8,074,905
  Commercial and multifamily real estate    1,903,636      1,885,733
  Consumer                                    731,273        734,281
  Business                                     47,055         43,138
  Allowance for loan losses                  (103,223)      (106,495)
--------------------------------------------------------------------
Total loans receivable, net                10,787,362     10,631,562
--------------------------------------------------------------------
Other real estate owned, net                   47,797         53,255
Accrued interest receivable                   105,270        106,041
Premises and equipment, net                   103,608        103,541
Mortgage servicing assets                     124,871        127,745
Deferred tax asset, net                       173,525        183,672
Other assets                                  145,383        144,663
--------------------------------------------------------------------
Total assets                              $18,464,786    $18,870,108
====================================================================

LIABILITIES
Deposits                                  $12,849,906    $12,856,739
Securities sold under agreements to
  repurchase                                3,494,448      3,550,234
Federal Home Loan Bank of New York
  advances                                    560,101        925,139
Senior notes                                  197,638        197,584
Other borrowed funds                          142,779        142,234
Other liabilities                             166,210        175,841
--------------------------------------------------------------------
Total liabilities                          17,411,082     17,847,771
--------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share
  (200,000,000 shares authorized;
  108,262,216 shares issued at March 31,
  1997 and December 31, 1996)                   1,083          1,083
Additional paid-in capital                    914,386        914,386
Retained earnings                             189,870        158,956
Treasury stock, at cost (3,002,871
  shares at March 31, 1997 and 3,518,297
  shares at December 31, 1996)                (44,632)       (51,498)
Net unrealized (loss) gain on
  securities available for sale, net
  of taxes                                     (6,222)            22
Unearned compensation                            (781)          (612)
--------------------------------------------------------------------
Total stockholders' equity                  1,053,704      1,022,337
--------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                  $18,464,786    $18,870,108
====================================================================

See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended
                                              March 31,
                                          ------------------
                                            1997      1996
------------------------------------------------------------
INTEREST INCOME
Residential real estate loans             $147,104  $133,573
Commercial and multifamily real estate
  loans                                     39,834    40,037
Consumer loans                              15,731    16,616
Business loans                                 971       737
Mortgage-backed securities                 107,651   137,370
Other securities                             5,555     8,420
Money market investments                     8,025     6,775
------------------------------------------------------------
Total interest income                      324,871   343,528
------------------------------------------------------------
INTEREST EXPENSE
Deposits                                   133,175   132,797
Borrowed funds                              74,423    96,396
------------------------------------------------------------
Total interest expense                     207,598   229,193
------------------------------------------------------------
Net interest income                        117,273   114,335
Provision for loan losses                   10,000    10,500
------------------------------------------------------------
Net interest income after provision for
  loan losses                              107,273   103,835
------------------------------------------------------------
NON-INTEREST INCOME
Loan servicing fees, net                     9,917     9,894
Banking service fees                         6,768     6,706
Securities and insurance brokerage fees      6,051     4,674
Net gains on sales activities                2,083       461
Other                                        2,786     1,833
------------------------------------------------------------
Total non-interest income                   27,605    23,568
------------------------------------------------------------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits        34,741    33,976
  Occupancy and equipment, net              13,335    12,775
  Other                                     24,305    23,443
------------------------------------------------------------
Total general and administrative expense    72,381    70,194
Other real estate owned expense, net         3,052     2,493
Amortization of mortgage servicing
  assets                                     5,202     5,425
Restructuring and merger-related expense        --     3,504
------------------------------------------------------------
Total non-interest expense                  80,635    81,616
------------------------------------------------------------
Income before income tax expense            54,243    45,787
Income tax expense                          21,327    18,732
------------------------------------------------------------
Net income                                $ 32,916  $ 27,055
============================================================
Primary and fully diluted earnings per
  common share                               $0.31     $0.25
============================================================
Primary average common shares
  outstanding                              106,652   110,020
Fully diluted average common shares
  outstanding                              106,663   110,196
============================================================

See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)

                                          Three Months
                                                 Ended
                                        March 31, 1997
--------------------------------------------------------
COMMON STOCK
Balance at beginning of period              $    1,083
--------------------------------------------------------
Balance at end of period                         1,083
--------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                 914,386
--------------------------------------------------------
Balance at end of period                       914,386
--------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                 158,956
Net income                                      32,916
Treasury stock issued under employee
  benefit plans                                 (2,002)
--------------------------------------------------------
Balance at end of period                       189,870
--------------------------------------------------------
TREASURY STOCK, AT COST
Balance at beginning of period                 (51,498)
Treasury stock issued under employee
  benefit plans                                  6,866
--------------------------------------------------------
Balance at end of period                       (44,632)
--------------------------------------------------------
NET UNREALIZED (LOSS) GAIN ON SECURITIES
  AVAILABLE FOR SALE, NET OF TAXES
Balance at beginning of period                      22
Net change in estimated fair value of
  securities available for sale, net
  of taxes                                      (6,244)
--------------------------------------------------------
Balance at end of period                        (6,222)
--------------------------------------------------------
UNEARNED COMPENSATION
Balance at beginning of period                    (612)
Restricted stock activity                         (262)
Unearned compensation amortized to
  expense                                           93
--------------------------------------------------------
Balance at end of period                          (781)
--------------------------------------------------------
Total stockholders' equity                  $1,053,704
========================================================

See accompanying notes to the consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                          -----------------------
                                             1997         1996
-----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                $  32,916   $    27,055
Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
    Provision for loan and other real
      estate owned losses                    11,281        11,390
    Depreciation and amortization of
      premises and equipment                  4,198         3,815
    Other amortization and accretion,
      net                                    13,871        15,371
    Provision for deferred income tax
      expense                                14,788        13,982
    Net gains on sales and calls of
      securities                             (2,009)         (672)
    Net increase in loans held for sale      (8,238)      (83,548)
    Other, net                                6,030        (7,724)
-----------------------------------------------------------------
Net cash provided (used) by operating
  activities                                 72,837       (20,331)
-----------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and
  purchased                                (597,586)     (563,365)
Principal payments received on loans
  receivable                                428,649       377,429
Purchases of securities available for
  sale                                           --      (540,962)
Purchases of securities held to maturity        (25)           --
Proceeds from sales of securities
  available for sale                        167,758     1,007,125
Proceeds from maturities of securities
  available for sale and held to maturity   347,123       608,525
Repurchases of assets sold with recourse     (4,253)       (5,873)
Proceeds from sales of other real
  estate owned                               13,924        10,194
Other, net                                  (28,674)      (13,350)
-----------------------------------------------------------------
Net cash provided by investing
  activities                                326,916       879,723
-----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits          (6,833)       92,112
Net decrease in borrowings with
  original maturities of three months
  or less                                  (160,786)   (1,134,985)
Proceeds from other borrowings                   --       250,000
Repayment of other borrowings              (259,945)     (105,346)
Proceeds from issuance of common and
  treasury stock                              4,565           971
Purchases of treasury stock                      --       (11,560)
-----------------------------------------------------------------
Net cash used by financing activities      (422,999)     (908,808)
-----------------------------------------------------------------
Net decrease in cash and cash
  equivalents                               (23,246)      (49,416)
Cash and cash equivalents at beginning
  of period                                 184,517       235,356
-----------------------------------------------------------------
Cash and cash equivalents at end of
  period                                  $ 161,271   $   185,940
=================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowed
  funds                                   $ 201,494   $   234,758
Net income tax refunds                        1,502        11,369
SUPPLEMENTAL NON-CASH FLOW INFORMATION
Loans receivable transferred to other
  real estate owned                       $   8,393   $    13,504
=================================================================

See accompanying notes to the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Dime Bancorp, Inc. (the "Holding Company") and The Dime Savings Bank of New York, FSB (the "Bank") and its subsidiaries (together with the Holding Company, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 -- RECENT ACCOUNTING DEVELOPMENTS

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    The Company, as of January 1, 1997, adopted the portions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), that became effective as of that date. Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," had amended SFAS 125 to delay, until January 1, 1998, the effective date of certain provisions of SFAS 125 relating to collateral, repurchase agreements, dollar-rolls, securities lending, and similar transactions. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished.

    The Company's adoption, on January 1, 1997, of the effective portions of SFAS 125 did not have, and is not expected to have, a material impact on its consolidated financial statements. In addition, the provisions of SFAS 125 that are required to be adopted by the Company on January 1, 1998 are not expected to have a material impact on its consolidated financial statements.

    Pursuant to SFAS 125, the Company's capitalized excess servicing and mortgage servicing rights were combined, effective as of January 1, 1997, as mortgage servicing assets in its Consolidated Statements of Financial Condition. Prior period balances have been reclassified to reflect this change. In the Company's Consolidated Statements of Income, prior to the adoption of SFAS 125, amortization of capitalized excess servicing was reflected as a component of "Loan servicing fees, net," whereas amortization of mortgage servicing rights was reported as "Amortization of mortgage servicing rights." Such amortization, effective with the adoption of SFAS 125, has been combined and reclassified in the Company's Consolidated Statements of Income to "Amortization of mortgage servicing assets."

Accounting for Earnings per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," establishes standards for computing, presenting and disclosing earnings per share.

    SFAS 128 requires the presentation of basic earnings per share and, for entities with complex capital structures, diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

    SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of SFAS 128 is not permitted and all prior-period earnings per share data must be restated upon its adoption.

    The Company's basic earnings per share and diluted earnings per share, as computed pursuant to SFAS 128, were each $0.31 for the three months ended March 31, 1997, as compared with $0.27 and $0.25, respectively, for the three months ended March 31, 1996.

NOTE 3 -- SUBSEQUENT EVENTS

Pending Sales of Certain Non-Performing Assets

    During April 1997, the Company entered into agreements to sell an aggregate of approximately $126 million of its non-performing residential real estate assets. The Company currently estimates that these sales will result in a one-time pre-tax charge during the second quarter of 1997 of approximately $15 million and that this loss will be substantially offset by reinvestment earnings and lower credit-related costs during the balance of 1997. The planned sales, which are subject to certain standard closing conditions, are expected to be consummated during the second quarter of 1997.

Cash Dividend on Common Stock

    On April 25, 1997, the Board of Directors of the Holding Company declared a cash dividend on the Holding Company's common stock of $0.04 per share. The dividend is to be paid on June 16, 1997 to stockholders of record as of the close of business on May 16, 1997.

Acquisition of BFS Bankorp, Inc.

    As of the close of business on April 30, 1997, the Company acquired BFS Bankorp, Inc. and its wholly-owned subsidiary, Bankers Federal Savings FSB (collectively "BFS"), for $93.3 million in cash. The purchase price was funded from the normal cash flows of the Company. The acquisition of BFS is being accounted for under the purchase method of accounting. At March 31, 1997, BFS operated five New York City branch offices and had consolidated assets of $640.6 million, loans receivable, net, of $582.1 million, substantially all of which were multifamily real estate loans, and deposits of $454.5 million.

Issuance of Capital Securities, Series A and Junior Subordinated Deferrable Interest Debentures, Series A

    On May 6, 1997, Dime Capital Trust I ("Trust I"), a Delaware statutory business trust that was recently formed by the Holding Company, issued $200.0 million of 9.33% Capital Securities, Series A (the "Series A Capital Securities"), representing preferred beneficial interests in Trust I, in an underwritten public offering and $6.2 million of beneficial interests represented by its common securities to the Holding Company. In connection therewith, Trust I purchased $206.2 million of 9.33% Junior Subordinated Deferrable Interest Debentures, Series A, due May 6, 2027 (the "Series A Subordinated Debentures") issued by the Holding Company. The Series A Subordinated Debentures, which are, and will be, the sole assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness of the Holding Company. Trust I's obligations under the Series A Capital Securities are fully and unconditionally guaranteed by the Holding Company to the extent provided for under the terms of the indenture pursuant to which the Series A Subordinated Debentures were issued, the Series A Subordinated Debentures, and the related guarantee agreement, expense agreement, and trust agreement. The Series A Capital Securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Series A Subordinated Debentures at their stated maturity or earlier redemption.

                              DIME BANCORP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and markets, and similar matters, which may be identified by the use of such words as "believe," "expect," "anticipate," "planned," and "estimated." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

OVERVIEW

    The Company reported net income of $32.9 million, or $0.31 per fully diluted common share, for the first quarter of 1997, as compared with net income of $27.1 million, or $0.25 per fully diluted common share, for the first quarter of 1996. The 21.7% growth in net income primarily reflects increases in non-interest income and net interest income of $4.0 million and $2.9 million, respectively, and the recognition, in the first quarter of 1996, of restructuring and merger-related expense in the amount of $3.5 million in connection with the merger, in January 1995, of Anchor Bancorp, Inc. and its savings bank subsidiary, Anchor Savings Bank FSB, with and into the Holding Company and the Bank, respectively (the "Merger"). The Company's annualized return on average stockholders' equity and average assets were 12.66% and 0.69%, respectively, for the first three months of 1997, as compared with 10.93% and 0.54%, respectively, for the first three months of 1996.

    Total non-performing assets declined 5.9% from December 31, 1996 and amounted to $230.4 million at March 31, 1997. At March 31, 1997, non-performing assets represented 1.25% of total assets, down from 1.30% at year-end 1996. For a discussion of pending sales of certain non-performing assets, see "Management of Credit Risk--Non-Performing Assets."

    The Company, as of the close of business on April 30, 1997, acquired BFS for $93.3 million in cash in a transaction that is being accounted for under the purchase method of accounting (the "BFS Acquisition"). At March 31, 1997, BFS operated five New York City branch offices and had consolidated assets of $640.6 million, loans receivable, net, of $582.1 million, substantially all of which were multifamily real estate loans, and deposits of $454.5 million.

RESULTS OF OPERATIONS

Net Interest Income

    The Company's net interest income amounted to $117.3 million for the first quarter of 1997, an increase of $2.9 million as compared with the corresponding quarter in 1996. This increase reflects an improvement in the Company's net interest margin to 2.51% for the three month period ended March 31, 1997 from 2.35% for the comparable period in 1996, which more than offset the effect of a $1.0 billion reduction in average interest-earning assets for the first quarter of 1997, as compared with the first quarter of 1996. The cost of the Company's average interest-bearing liabilities declined 14 basis points to 4.66% for the quarter ended March 31, 1997 from 4.80% for the corresponding quarter in 1996, while the yield on average interest-earning assets of 7.06% for the first quarter of 1997 was unchanged from the comparable prior year quarter.

    Average interest-earning assets were $18.4 billion for the first quarter of 1997, down 5.3% from the first quarter of 1996. This decline was principally attributable to the Company's reduction of its mortgage-backed securities ("MBS") during 1996 and the first quarter of 1997. The Company's average MBS decreased $1.8 billion for the three months ended March 31, 1997, as compared with the same quarter one year ago, and includes the effect of sales of approximately $2.3 billion of MBS since January 1, 1996. Partially offsetting the reduction in MBS was growth in the average balance of loans of $805.2 million, reflective of the Company's continuing strategy to increase the level of such interest-earning assets. Average loans represented 59.0% of total average interest-earning assets for the first quarter of 1997, up from 51.7% of total average interest-earning assets for the comparable 1996 period.

    Average interest-bearing liabilities declined to $18.0 billion for the first quarter of 1997 from $19.1 billion for the comparable quarter in 1996 due to a $1.3 billion reduction in average borrowed funds, which was partially offset by a $254.6 million increase in average deposits. The reduction in average borrowed funds was principally attributable to the use of proceeds from certain MBS sales to reduce the level of the Company's Federal Home Loan Bank of New York ("FHLBNY") advances. While the average balance of FHLBNY advances declined $3.5 billion for the first quarter of 1997 from the first quarter of 1996, the average balance of securities sold under agreements to repurchase rose $2.2 billion, reflecting the Company's continued emphasis on this funding source.

    The following table sets forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

=================================================================================================================
                                                              Three Months Ended March 31,
                                        -------------------------------------------------------------------------
                                                         1997                                 1996
                                        -----------------------------------    ----------------------------------
                                                                   Average                              Average
                                            Average                 Yield/       Average                 Yield/
(Dollars in thousands)                      Balance    Interest      Cost        Balance    Interest      Cost
-----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans:
    Residential real estate               $ 8,224,733  $147,104         7.15%  $ 7,448,215  $133,573         7.17%
    Commercial and multifamily real
     estate                                 1,875,187    39,834         8.50     1,842,664    40,037         8.69
    Consumer                                  736,268    15,731         8.66       748,691    16,616         8.92
    Business                                   41,945       971         9.39        33,361       737         8.88
 ----------------------------------------------------------------------------------------------------------------
  Total loans                              10,878,133   203,640         7.50    10,072,931   190,963         7.58
  MBS                                       6,584,888   107,651         6.54     8,354,010   137,370         6.58
  Other securities                            356,022     5,555         6.31       537,519     8,420         6.29
  Money market investments                    613,696     8,025         5.23       506,677     6,775         5.29
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets              18,432,739   324,871         7.06    19,471,137   343,528         7.06
Other assets                                  756,793                              728,417
-----------------------------------------------------------------------------------------------------------------
Total assets                              $19,189,532                          $20,199,554
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                $ 1,129,097     1,898         0.68   $ 1,055,336     2,209         0.84
    Savings                                 2,445,400    14,992         2.49     2,654,009    16,583         2.51
    Money market                            1,998,630    18,507         3.76     2,139,420    20,517         3.86
    Time                                    7,244,013    97,778         5.47     6,713,750    93,488         5.60
-----------------------------------------------------------------------------------------------------------------
  Total deposits                           12,817,140   133,175         4.21    12,562,515   132,797         4.25
-----------------------------------------------------------------------------------------------------------------
  Borrowed funds:
    Securities sold under agreements
      to repurchase                         3,694,714    51,050         5.53     1,482,529    20,382         5.44
    FHLBNY advances                         1,135,459    16,013         5.64     4,649,624    68,033         5.79
    Other                                     338,321     7,360         8.70       375,379     7,981         8.51
-----------------------------------------------------------------------------------------------------------------
  Total borrowed funds                      5,168,494    74,423         5.76     6,507,532    96,396         5.87
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         17,985,634   207,598         4.66    19,070,047   229,193         4.80
Other liabilities                             163,811                              139,094
Stockholders' equity                        1,040,087                              990,413
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                  $19,189,532                          $20,199,554
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $117,273                             $114,335
-----------------------------------------------------------------------------------------------------------------
Interest rate spread                                                    2.40                                 2.26
-----------------------------------------------------------------------------------------------------------------
Net interest margin                                                     2.51                                 2.35
=================================================================================================================

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

 ===================================================================================
                                                       Three Months Ended March 31,
                                                             1997 versus 1996
                                                      ------------------------------
                                                      Increase (Decrease)
                                                             Due to
                                                      -------------------
(In thousands)                                          Volume      Rate      Total
------------------------------------------------------------------------------------
Interest income:
  Loans:
    Residential real estate                            $ 13,889   $  (358)  $ 13,531
    Commercial and multifamily real estate                  700      (903)      (203)
    Consumer                                               (273)     (612)      (885)
    Business                                                197        37        234
------------------------------------------------------------------------------------
  Total loans                                            14,513    (1,836)    12,677
------------------------------------------------------------------------------------
  MBS                                                   (28,926)     (793)   (29,719)
  Other securities                                       (2,832)      (33)    (2,865)
  Money market investments                                1,402      (152)     1,250
------------------------------------------------------------------------------------
Total interest income                                   (15,843)   (2,814)   (18,657)
------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Demand                                                  146      (457)      (311)
    Savings                                              (1,284)     (307)    (1,591)
    Money market                                         (1,320)     (690)    (2,010)
    Time                                                  7,221    (2,931)     4,290
------------------------------------------------------------------------------------
  Total deposits                                          4,763    (4,385)       378
------------------------------------------------------------------------------------
  Borrowed funds:
    Securities sold under agreements to repurchase       30,565       103     30,668
    FHLBNY advances                                     (49,644)   (2,376)   (52,020)
    Other                                                  (803)      182       (621)
------------------------------------------------------------------------------------
  Total borrowed funds                                  (19,882)   (2,091)   (21,973)
------------------------------------------------------------------------------------
Total interest expense                                  (15,119)   (6,476)   (21,595)
------------------------------------------------------------------------------------
Net interest income                                    $   (724)  $ 3,662   $  2,938
====================================================================================

Provision for Loan Losses

    The Company's provision for loan losses amounted to $10.0 million for the first quarter of 1997, as compared with $10.5 million for the first quarter of 1996. The provision for loan losses, as further discussed in "Management of Credit Risk -- Allowance for Loan Losses," is predicated upon the Company's assessment of the adequacy of its allowance for loan losses.

    For a discussion of pending sales of certain non-performing assets, see "Management of Credit Risk -- Non-Performing Assets."

Non-Interest Income

    General. The following table sets forth the components of the Company's non-interest income for the three months ended March 31, 1997 and 1996.

============================================================
                                          Three Months Ended
                                              March 31,
                                          ------------------
(In thousands)                              1997      1996
------------------------------------------------------------
Loan servicing fees, net                   $ 9,917   $ 9,894
Banking service fees                         6,768     6,706
Securities and insurance brokerage fees      6,051     4,674
Net gains on sales activities                2,083       461
Other                                        2,786     1,833
------------------------------------------------------------
Total non-interest income                  $27,605   $23,568
============================================================

    Loan Servicing Fees, Net. Loan servicing fees, net, of $9.9 million for the first quarter of 1997 were virtually unchanged from the first quarter of 1996. At March 31, 1997, the portfolio of loans serviced for others amounted to $11.0 billion, up $1.6 billion, or 17.1%, from March 31, 1996. The level of loan servicing fees, net, was favorably impacted by this growth in the loan servicing portfolio; however, the effect thereof was almost entirely offset by a reduction in the average loan servicing fee rate. The decline in the average loan servicing fee rate primarily reflects additions to the servicing portfolio of loans with servicing fee rates lower than the portfolio average, coupled with principal reductions on seasoned loans with servicing fee rates higher than the portfolio average.

    The Company adopted, as of January 1, 1997, the portions of SFAS 125 that became effective as of that date. Pursuant to SFAS 125, the Company's capitalized excess servicing and mortgage servicing rights were combined, effective as of January 1, 1997, as mortgage servicing assets in its Consolidated Statements of Financial Condition. Prior period balances have been reclassified to reflect this change. In the Company's Consolidated Statements of Income, prior to the adoption of SFAS 125, amortization of capitalized excess servicing was reflected as a component of "Loan servicing fees, net," whereas amortization of mortgage servicing rights was reported as "Amortization of mortgage servicing rights." Such amortization, effective with the adoption of SFAS 125, has been combined and reclassified in the Company's Consolidated Statements of Income to "Amortization of mortgage servicing assets."

    Banking Service Fees. Banking service fees amounted to $6.8 million for the first quarter of 1997, relatively consistent with the same quarter one year ago. While the Company experienced growth in certain banking service fees, including those earned from the usage of automatic teller machines, this growth was substantially offset by declines in fees from other banking services.

    Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees were $6.1 million for the first quarter of 1997, up $1.4 million, or 29.5%, as compared with the corresponding prior year quarter. Fee income from securities brokerage activities increased to $5.5 million for the three months ended March 31, 1997 from $4.4 million for the comparable period in 1996, largely reflecting growth in annuity fees of $0.9 million, or 42.0%. Insurance-related fees rose to $0.6 million for the three months ended March 31, 1997 from $0.3 million for the three months ended March 31, 1996.

    Net Gains on Sales Activities. Net gains on sales activities amounted to $2.1 million for the first quarter of 1997, as compared with $0.5 million for the first quarter of 1996. The increase was principally attributable to the recognition of gains of $2.0 million during the three months ended March 31, 1997 on the sale of $165.7 million of MBS, as compared with net losses of $0.6 million during the comparable period in 1996 on the sale of $1.0 billion of MBS. Net gains associated with loans held for sale declined to $0.8 million in the first quarter of 1997 from $1.9 million in the corresponding prior year quarter. Total sales of loans held for sale amounted to $206.7 million and $364.3 million for the three months ended March 31, 1997 and 1996, respectively.

    Other Non-Interest Income. Other non-interest income was $2.8 million for the quarter ended March 31, 1997, an increase of $1.0 million as compared with the corresponding quarter in 1996. This increase was largely due to interest of $0.6 million on federal income tax refunds recognized in the first quarter of 1997.

Non-Interest Expense

    General. The following table sets forth the components of the Company's non-interest expense for the three months ended March 31, 1997 and 1996.

============================================================
                                          Three Months Ended
                                              March 31,
                                          ------------------
(In thousands)                              1997      1996
------------------------------------------------------------
General and Administrative ("G&A")
 expense:
  Compensation and employee benefits       $34,741   $33,976
  Occupancy and equipment, net              13,335    12,775
  Other                                     24,305    23,443
------------------------------------------------------------
Total G&A expense                           72,381    70,194
Other real estate owned ("ORE")
 expense, net                                3,052     2,493
Amortization of mortgage servicing
 assets                                      5,202     5,425
Restructuring and merger-related expense        --     3,504
------------------------------------------------------------
Total non-interest expense                 $80,635   $81,616
============================================================

    G&A Expense. G&A expense of $72.4 million for the quarter ended March 31, 1997 increased $2.2 million, or 3.1%, from the corresponding quarter in 1996. Contributing to the higher G&A expense level was the ongoing expansion of the Company's mortgage banking operations and certain other business activities, together with the effect of various other strategic initiatives. The Company, in the near term, expects to continue to incur expenses in connection with such expansion efforts and initiatives.

    Compensation and employee benefits expense totaled $34.7 million for the first quarter of 1997, an increase of $0.8 million, or 2.3%, as compared with the first quarter of 1996. This increase was principally attributable to higher securities brokerage sales commissions and retail banking sales incentives, expanded lending operations, and normal merit increases. These factors were partially offset by declines in certain employee benefit expenses.

    Occupancy and equipment expense, net, amounted to $13.3 million for the quarter ended March 31, 1997, as compared with $12.8 million for the comparable quarter of 1996. Contributing significantly to the 4.4% increase was a higher level of equipment-related expense due, in part, to the continuing enhancement of the Company's technological capabilities and in support of various business activities.

    Other G&A expense rose to $24.3 million for the first quarter of 1997 from $23.4 million for the first quarter of 1996. This increase primarily reflects a higher level of donations and a rise in marketing, data processing and loan-related expenses, coupled with the impact of business expansion efforts and other strategic initiatives. Partially offsetting these factors was a reduction in federal deposit insurance expense to $0.9 million for the first quarter of 1997 from $2.9 million in the same quarter one year ago as a result of the enactment of the Deposit Insurance Funds Act of 1996 (the "Funds Act"). While the Funds Act, as of October 1, 1996, brought insurance premiums on deposits insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") in line with those insured by the Bank Insurance Fund ("BIF") of the FDIC, it also required the Bank, as a member of the BIF, to begin to pay, as of January 1, 1997, for a portion of the debt service of certain bonds issued by the Federal Financing Corporation.

    ORE Expense, Net. ORE expense, net, rose to $3.1 million for the first quarter of 1997 from $2.5 million for the comparable quarter in 1996. ORE expense, net, is impacted by a variety of factors, including the level and type of properties owned and general economic conditions.

    The following table presents the significant components of the Company's ORE expense, net, for the three months ended March 31, 1997 and 1996.

=============================================================
                                           Three Months Ended
                                               March 31,
                                          -------------------
(In thousands)                              1997       1996
-------------------------------------------------------------
Operating expense, net of rental income     $1,875     $2,109
Provision for losses                         1,281        890
Net gains on sales                            (104)      (506)
-------------------------------------------------------------
Total ORE expense, net                      $3,052     $2,493
=============================================================

    See "Management of Credit Risk--Non-Performing Assets" for a discussion of pending sales of certain ORE, as well as certain non-performing loans.

    Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $5.2 million for the first quarter of 1997, a decline of $0.2 million as compared with the corresponding prior year quarter. This decrease largely reflects generally lower prepayment speeds of the loans underlying the Company's mortgage servicing assets for the first quarter of 1997, as compared with the first quarter of 1996, the effect of which was substantially offset by a higher level of mortgage servicing assets.

    Restructuring and Merger-Related Expense. Restructuring and other expense associated with the Merger totaled $3.5 million for the quarter ended March 31, 1996, as compared with no such expense for the comparable quarter of 1997. The expense for the first quarter of 1996 was principally associated with staff reductions, the final phase of the conversion of the Bank's retail banking computer system, and certain computer data center costs.

Income Tax Expense

    The Company recorded income tax expense of $21.3 million for the first quarter of 1997, as compared with $18.7 million for the comparable quarter of 1996. Income tax expense for the first quarter of 1996 was reduced by $0.7 million as a result of the favorable settlement of local income tax issues during that quarter.

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

    The Company's sensitivity to interest rates is driven primarily by the mismatch between the term to maturity or repricing of its interest-earning assets and that of its interest-bearing liabilities. In general, the Company's interest-bearing liabilities reprice or mature, on average, sooner than its interest-earning assets.

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

    Extension risk on mortgage-related assets is the risk that the duration of such assets may increase as a result of declining prepayments due to rising interest rates. Certain mortgage-related assets are more sensitive to changes in interest rates than others, resulting in a higher risk profile. Because the Company's interest-bearing liabilities are not similarly affected, the Company's overall duration gap generally increases as interest rates rise. In addition, in a rising interest rate environment, adjustable-rate assets may reach interim or lifetime interest rate caps, thereby limiting the amount of upward adjustment, which effectively lengthens the duration of such assets.

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

    At March 31, 1997, approximately $6.2 billion, or 76%, of the Company's residential real estate loans receivable were adjustable-rate loans. The interest rate adjustments for these loans are based on a fixed margin over various indices, including cost-of-funds indices ("COFI") and indices based on certain United States Treasury interest rates ("Treasury Indices"). Because the repricing of adjustable-rate residential real estate loans that are based on COFI tends to lag market interest rate changes, substantially all of the Company's adjustable-rate residential real estate loan production for portfolio in recent years has consisted of loans tied to Treasury Indices. At March 31, 1997, approximately 71% of the Company's adjustable-rate residential real estate loans receivable were based on Treasury Indices. Annual interest rate adjustment caps on the Company's residential real estate loans receivable have generally been two percentage points. Many of these adjustable-rate loans have lifetime interest rate adjustment caps, which have generally been six percentage points over the initial interest rate. At March 31, 1997, the Company's adjustable-rate residential real estate loans receivable consisted principally of loans with lifetime interest rate caps ranging from 11.00% to 14.99%.

    Adjustable-rate commercial and multifamily real estate loans amounted to approximately $879 million at March 31, 1997, or approximately 46% of the total portfolio of such loans at that date. Of such adjustable-rate loans, approximately 35% were based on a fixed margin over Treasury Indices and approximately 33% were based on a fixed margin over interest rates on various FHLBNY advances.

    At March 31, 1997, approximately 71% of the aggregate $6.3 billion portfolio of MBS available for sale and held to maturity consisted of adjustable-rate securities. The predominant indices underlying these securities were the one-year Treasury Index and the Eleventh District COFI published by the Federal Home Loan Bank of San Francisco. The Treasury Indices MBS portfolio, which comprised approximately 35% of the Company's adjustable-rate MBS portfolio at March 31, 1997, was backed predominantly by one-year adjustable-rate loans with a 2.00% annual interest rate cap and had a weighted average lifetime interest rate cap of 11.84%. The COFI MBS portfolio, which represented approximately 62% of the Company's adjustable-rate MBS portfolio at March 31, 1997, was backed by loans with interest rates that adjust either monthly with no periodic interest rate cap, semi-annually with a 1.00% semi-annual interest rate cap, or annually with a weighted average 1.84% annual interest rate cap. The COFI MBS portfolio had a weighted average lifetime interest rate cap of 12.22% at March 31, 1997.

Derivative Financial Instruments

    The Company utilizes a variety of derivative financial instruments as part of its overall asset/liability management strategy and to manage certain risks associated with its mortgage banking activities. Derivative financial instruments are not currently used by the Company for trading activity purposes. With the exception of interest rate floors hedging certain mortgage servicing assets, the derivative financial instruments utilized by the Company provide protection from rising interest rates. While the hedging activities engaged in by the Company have served to mitigate the effects of unfavorable interest rate changes, the Company continues to be susceptible to interest rate risk.

    The derivative financial instruments used by the Company, though chosen to remedy specific risk conditions, may, under certain circumstances, behave in a manner that is inconsistent with their intended purpose. Thus, such instruments possess market risk in their own right. The Company has established internal policies that define the extent of historical correlation between a proposed hedge and the item to be hedged prior to the use of a derivative financial instrument as a hedge. The potential exists, however, that this relationship, or "basis," may change due to extraordinary circumstances. The Company, also by policy, monitors these relationships at regular intervals to ensure that such correlation is maintained. The Company cannot guarantee that such relationships, as have been historically observed, will continue.

    The following table summarizes, by category of asset or liability being hedged, the notional amount and estimated fair value of derivative financial instruments used by the Company for asset/liability management purposes at March 31, 1997 and December 31, 1996.

 =======================================================================================
                                              March 31, 1997         December 31, 1996
                                        ------------------------  ----------------------
                                           Notional   Estimated    Notional    Estimated
(In thousands)                              Amount    Fair Value    Amount    Fair Value
----------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Loans receivable                        $  656,757     $ 6,174  $  660,216     $(2,994)
  Securities sold under agreements to
   repurchase                                446,000       1,917     420,000       1,241
  FHLBNY advances                                 --          --      30,000        (690)
----------------------------------------------------------------------------------------
Total interest rate swaps                  1,102,757       8,091   1,110,216      (2,443)
----------------------------------------------------------------------------------------
Interest rate caps hedging:
  Loans receivable                           402,470         571     424,484         527
  MBS available for sale                     182,188         258     192,153         239
  MBS held to maturity                       243,470         345     256,787         319
  Securities sold under agreements to
   repurchase                                361,000       5,509     361,000       4,647
----------------------------------------------------------------------------------------
Total interest rate caps                   1,189,128       6,683   1,234,424       5,732
----------------------------------------------------------------------------------------
Total                                     $2,291,885     $14,774  $2,344,640     $ 3,289
========================================================================================

    The table that follows sets forth the contractual maturities of the Company's interest rate swap agreements outstanding at March 31, 1997 by category of asset or liability being hedged, as well as the related weighted average interest rates receivable and payable at that date. Variable-rates in the table are assumed to remain constant at their March 31, 1997 levels. All of the Company's outstanding interest rate swaps at March 31, 1997 provide for it to be a fixed-rate payer and a variable-rate receiver based on short-term London Interbank Offered Rates ("LIBOR").

===================================================================================================================
                                                Maturing in the Year Ending December 31,
                                    -----------------------------------------------------------------
(Dollars in thousands)                    1997       1998       1999      2000       2001   Thereafter      Total
-------------------------------------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Loans receivable:
      Notional amount                 $ 97,009   $152,165   $133,468   $39,007   $163,779      $71,329   $  656,757
      Weighted average:
         Variable-rate receivable         5.53%      5.47%      5.49%     5.51%      5.53%        5.59%        5.51%
         Fixed-rate payable               5.63%      6.16%      6.36%     6.53%      6.44%        6.68%        6.27%
  Securities sold under agreements
    to repurchase:
      Notional amount                 $386,000   $ 30,000   $ 30,000   $    --   $     --      $    --   $  446,000
      Weighted average:
        Variable-rate receivable          5.73%      5.52%      5.56%       --%        --%          --%        5.70%
        Fixed-rate payable                5.34%      6.24%      7.06%       --%        --%          --%        5.52%
 -------------------------------------------------------------------------------------------------------------------
 Total:
      Notional amount                 $483,009   $182,165   $163,468   $39,007   $163,779      $71,329   $1,102,757
      Weighted average:
        Variable-rate receivable          5.69%      5.47%      5.50%     5.51%      5.53%        5.59%        5.59%
        Fixed-rate payable                5.40%      6.17%      6.49%     6.53%      6.44%        6.68%        5.97%
===================================================================================================================

    Under each of its outstanding interest rate cap agreements at March 31, 1997, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty at specified dates in the amount by which a specified market interest rate is higher than a designated cap interest rate, as applied to the notional amount of the agreement. The Company, at March 31, 1997, had outstanding interest rate cap agreements with a notional amount of $828.1 million that were entered into in order to hedge the periodic and lifetime interest rate caps embedded in certain of its adjustable-rate real estate loans and MBS. Each such agreement is amortizing in nature and provides for the Company to receive cash payments from the counterparty when the weekly average yield of the one-year constant maturity Treasury Index ("CMT") rises above a specified cap interest rate. At March 31, 1997, the one-year CMT was 6.02% and the weighted average specified cap interest rate on these agreements was 8.00%. In addition, at March 31, 1997, the Company had interest rate cap agreements outstanding with a notional amount of $361.0 million that were entered into for the purpose of locking-in maximum interest costs on certain of its securities sold under agreements to repurchase. These interest rate cap agreements, the notional amounts of which do not change during their term, provide for the Company to receive cash payments when the one-month LIBOR, which was 5.69% at March 31, 1997, rises above a specified cap interest rate. At March 31, 1997, the weighted average specified cap interest rate on these agreements was 7.04%. Unamortized premiums on the Company's outstanding interest rate cap agreements amounted to $10.3 million at March 31, 1997.

    The following table sets forth the contractual maturities of the Company's interest rate cap agreements outstanding at March 31, 1997 by category of asset or liability being hedged. Certain of the amounts set forth in the table are subject to change in the event that specified cap interest rates exceed the specified interest rates.

==============================================================================================
                                          Maturing in the Year Ending December 31,
                                        ------------------------------------------
(In thousands)                                 1997       1998      1999      2001     Total
----------------------------------------------------------------------------------------------
Interest rate caps hedging:
  Loans receivable                         $ 87,352   $213,548  $101,570  $     --  $  402,470
  MBS available for sale                     39,542     96,668    45,978        --     182,188
  MBS held to maturity                       52,843    129,183    61,444        --     243,470
  Securities sold under agreements to
   repurchase                                    --         --   165,000   196,000     361,000
----------------------------------------------------------------------------------------------
Total                                      $179,737   $439,399  $373,992  $196,000  $1,189,128
==============================================================================================

    The Company's use of derivative financial instruments for asset/liability management purposes resulted in a reduction of net interest income of $4.9 million for the first quarter of 1997, as compared with an increase in net interest income during the comparable quarter in 1996 of $3.5 million.

    With regard to its mortgage banking activities, the Company uses forward contracts and options to hedge risks associated with its loan sales activities. In addition, the Company utilizes interest rate floor agreements to minimize the impact of the potential loss of net future servicing revenues associated with certain of its mortgage servicing assets as a result of an increase in loan prepayments, which is generally triggered by declining interest rates.

    The following table summarizes, at March 31, 1997 and December 31, 1996, the notional amount and estimated fair value of derivative financial instruments used by the Company in connection with its mortgage banking activities.

======================================================================
                            March 31, 1997        December 31, 1996
                      ------------------------  ----------------------
                         Notional   Estimated    Notional   Estimated
(In thousands)            Amount    Fair value    Amount    Fair value
----------------------------------------------------------------------
Forward contracts       $  205,554      $2,080  $  136,770        $575
Options                     49,500         239      40,000          64
Interest rate floors       942,794          11     996,498          77
----------------------------------------------------------------------
Total                   $1,197,848      $2,330  $1,173,268        $716
======================================================================

    Under each of its interest rate floor agreements, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty when either the five- or ten-year CMT, which were 6.77% and 6.92%, respectively, at March 31, 1997, declines below a designated floor interest rate. At March 31, 1997, interest rate floor agreements with a notional amount of $171.6 million were indexed to the five-year CMT and had a weighted average designated floor interest rate of 5.30%, and $771.2 million were indexed to the ten-year CMT and had a weighted average designated floor interest rate of 5.54%. The Company's interest rate floor agreements outstanding at March 31, 1997 terminate at various dates from August 1998 through October 1999. At March 31, 1997, unamortized premiums on the Company's outstanding interest rate floor agreements amounted to $0.6 million.

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

    The following table reflects the repricing or maturity of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at March 31, 1997 and December 31, 1996. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS utilized in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-performing loans have been included in the "Over One Through Three Years" category. For the purposes of determining its gap position, the Company had historically assigned its demand deposits and money market deposits to the "One Year or Less" category and spread its savings accounts ratably over a 20-year period. Effective March 31, 1997, the Company modified its interest rate sensitivity assumptions so that its demand deposits, money market deposits and savings accounts are now allocated to the various repricing intervals in the table based on the Company's experience and estimates. In addition, the Company had historically reported its cumulative gap as a percentage of total interest-earning assets. Effective March 31, 1997, the Company is reporting its cumulative gap as a percentage of total assets. Information in the table below for December 31, 1996 has been restated to reflect the changes discussed above.

 ===============================================================================
                                                     Over One
                                                      Through    Over
                                          One Year     Three     Three
(Dollars in millions)                      or Less     Years     Years    Total
--------------------------------------------------------------------------------
March 31, 1997:
  Interest-earning assets:
    Loans                                  $ 5,257     $2,930   $2,827   $11,014
    MBS                                      4,852        983      504     6,339
    Other                                       33         13      326       372
--------------------------------------------------------------------------------
  Total interest-earning assets             10,142      3,926    3,657    17,725
--------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Deposits                                 7,269      2,625    2,956    12,850
    Borrowed funds                           4,070        185      140     4,395
--------------------------------------------------------------------------------
  Total interest-bearing liabilities        11,339      2,810    3,096    17,245
--------------------------------------------------------------------------------
  Impact of derivative financial
   instruments                                 609       (346)    (263)       --
 --------------------------------------------------------------------------------
  Periodic gap                             $  (588)    $  770   $  298   $   480
--------------------------------------------------------------------------------
  Cumulative gap                           $  (588)    $  182   $  480
--------------------------------------------------------------------------------
  Cumulative gap as a percentage of
   total assets                              (3.2)%       1.0%     2.6%
================================================================================
December 31, 1996:
  Interest-earning assets:
    Loans                                  $ 5,238     $2,948   $2,667   $10,853
    MBS                                      5,167        883      813     6,863
    Other                                       39         16      328       383
--------------------------------------------------------------------------------
  Total interest-earning assets             10,444      3,847    3,808    18,099
--------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Deposits                                 7,194      2,682    2,981    12,857
    Borrowed funds                           4,489        186      140     4,815
--------------------------------------------------------------------------------
  Total interest-bearing liabilities        11,683      2,868    3,121    17,672
--------------------------------------------------------------------------------
  Impact of derivative financial
   instruments                                 620       (346)    (274)       --
--------------------------------------------------------------------------------
  Periodic gap                             $  (619)    $  633   $  413   $   427
--------------------------------------------------------------------------------
  Cumulative gap                           $  (619)    $   14   $  427
--------------------------------------------------------------------------------
  Cumulative gap as a percentage of
   total assets                              (3.3)%        --%     2.3%
================================================================================

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

Non-Performing Assets

    Non-performing assets at March 31, 1997 and December 31, 1996 were comprised of non-accrual loans and ORE, net. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful. When a loan is placed on non-accrual status, any accrued but unpaid interest income on the loan is reversed, and future interest income on the loan is recognized only if actually received by the Company and full collection of principal is not in doubt. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance has been demonstrated.

    At March 31, 1997, non-performing assets amounted to $230.4 million, or 1.25% of total assets, down from $244.8 million, or 1.30% of total assets, at year-end 1996. Total non-accrual loans represented 1.68% of total loans receivable at March 31, 1997, as compared with 1.78% of total loans receivable at December 31, 1996.

    The following table presents the components of the Company's non-performing assets at March 31, 1997 and December 31, 1996. Loans modified in a troubled debt restructuring ("TDR") that have demonstrated a sufficient payment history to warrant return to performing status are not included within non-accrual loans (see "Loans Modified in a TDR").

==================================================================
                                          March 31,   December 31,
(In thousands)                               1997         1996
------------------------------------------------------------------
Non-accrual loans:
  Residential real estate                  $155,521       $163,791
  Commercial and multifamily real estate     20,590         21,047
  Consumer                                    6,008          6,645
  Business                                      526            107
------------------------------------------------------------------
Total non-accrual loans                     182,645        191,590
------------------------------------------------------------------
ORE, net:
  Residential real estate                    33,917         36,182
  Commercial and multifamily real estate     17,066         20,367
  Allowance for losses                       (3,186)        (3,294)
------------------------------------------------------------------
Total ORE, net                               47,797         53,255
------------------------------------------------------------------
Total non-performing assets                $230,442       $244,845
==================================================================

    The Company generally has pursued a loan-by-loan/property-by-property disposition strategy with respect to its non-performing assets, while also considering the appropriateness of alternate disposition strategies, including bulk sales of non-performing assets. During April 1997, the Company entered into agreements to sell an aggregate of approximately $126 million of its non-performing residential real estate assets. The Company currently estimates that these sales will result in a one-time pre-tax charge during the second quarter of 1997 of approximately $15 million and that this loss will be substantially offset by reinvestment earnings and lower credit-related costs during the balance of 1997. The planned sales, which are subject to certain standard closing conditions, are expected to be consummated during the second quarter of 1997.

    During the first three months of 1997, the Company expanded certain of its business activities, including its commercial and multifamily real estate lending and business lending, and anticipates that such expansion efforts will continue. The Company intends to continue to closely monitor the credit quality of its loan portfolio and the effects of these expansion efforts on the overall risk profile of such portfolio, which the Company expects may change over time.

    As previously discussed, the Company completed the BFS Acquisition as of the close of business on April 30, 1997. The level of the Company's non-performing assets was not materially affected as a result of this transaction.

    The level of loans delinquent less than 90 days may, to some degree, be a leading indicator of future levels of non-performing assets. The following table sets forth, at March 31, 1997, such delinquent loans of the Company, net of those already in non-performing status.

 ====================================================================
                                          Delinquency Period
                                        --------------------
                                           30 - 59   60 - 89
(In thousands)                               Days      Days    Total
---------------------------------------------------------------------
Residential real estate loans             $ 49,270  $ 19,485  $68,755
Commercial and multifamily real estate
 loans                                       7,554     9,254   16,808
Consumer loans                               4,471     1,251    5,722
Business loans                                  30        --       30
---------------------------------------------------------------------
Total                                     $ 61,325  $ 29,990  $91,315
=====================================================================

Loans Modified in a TDR

    When borrowers encounter financial hardship but are able to demonstrate to the Company's satisfaction an ability and willingness to resume regular monthly payments, the Company often seeks to provide them with an opportunity to restructure the terms of their loans. These arrangements, which are individually negotiated, generally provide for interest rates that are lower than those initially contracted for, but which may be higher or lower than current market interest rates for loans with comparable risk, and may, in some instances, include a reduction in the principal amount of the loan. The Company evaluates the costs associated with any particular restructuring arrangement and may enter into such an arrangement if it believes it is economically beneficial for the Company to do so.

    The following table sets forth, at March 31, 1997 and December 31, 1996, the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans.

 ================================================================
                                          March 31,  December 31,
(In thousands)                              1997         1996
-----------------------------------------------------------------
Residential real estate loans              $ 42,860      $ 42,684
Commercial and multifamily real estate
 loans                                      161,601       170,323
-----------------------------------------------------------------
Total                                      $204,461      $213,007
=================================================================

Impaired Loans

    The table below sets forth information regarding the Company's impaired loans at March 31, 1997 and December 31, 1996. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement.

 ===============================================================================================================
                                                    March 31, 1997                    December 31, 1996
                                        ------------------------------------  ----------------------------------
                                                       Related                             Related
                                                      Allowance                           Allowance
                                           Recorded    for Loan      Net       Recorded    for Loan      Net
(In thousands)                            Investment    Losses    Investment  Investment    Losses    Investment
----------------------------------------------------------------------------------------------------------------
Residential real estate loans:
  With a related allowance                   $ 4,236    $  (265)     $ 3,971     $ 3,290    $  (206)     $ 3,084
  Without a related allowance                 10,751         --       10,751      11,322         --       11,322
----------------------------------------------------------------------------------------------------------------
Total residential real estate loans           14,987       (265)      14,722      14,612       (206)      14,406
----------------------------------------------------------------------------------------------------------------
Commercial and multifamily real estate loans:
  With a related allowance                    33,351     (3,279)      30,072      39,388     (3,919)      35,469
  Without a related allowance                  6,587         --        6,587       8,752         --        8,752
----------------------------------------------------------------------------------------------------------------
Total commercial and multifamily real
 estate loans                                 39,938     (3,279)      36,659      48,140     (3,919)      44,221
----------------------------------------------------------------------------------------------------------------
Business loans with a related allowance          526       (174)         352         107        (53)          54
----------------------------------------------------------------------------------------------------------------
Total impaired loans                         $55,451    $(3,718)     $51,733     $62,859    $(4,178)     $58,681
================================================================================================================

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

    The following table sets forth the activity in the Company's allowance for loan losses for the three months ended March 31, 1997 and 1996.

 ============================================================
                                           Three Months Ended
                                               March 31,
                                          -------------------
(In thousands)                              1997       1996
-------------------------------------------------------------
Balance at beginning of period            $106,495   $128,295
Provision charged to operations             10,000     10,500
Charge-offs:
  Residential real estate loans            (11,708)    (9,868)
  Commercial and multifamily real
   estate loans                             (2,418)    (2,504)
  Consumer loans                            (1,081)    (1,445)
  Business loans                                --         (8)
-------------------------------------------------------------
Total charge-offs                          (15,207)   (13,825)
-------------------------------------------------------------
Recoveries:
  Residential real estate loans              1,247      1,171
  Commercial and multifamily real
   estate loans                                154        312
  Consumer loans                               480        674
  Business loans                                54         66
-------------------------------------------------------------
Total recoveries                             1,935      2,223
-------------------------------------------------------------
Net charge-offs                            (13,272)   (11,602)
-------------------------------------------------------------
Balance at end of period                  $103,223   $127,193
=============================================================

    At March 31, 1997, the Company's allowance for loan losses represented 0.95% of loans receivable and 56.52% of non-accrual loans, as compared with 0.99% of loans receivable and 55.58% of non-accrual loans at December 31, 1996 and 1.27% of loans receivable and 49.93% of non-accrual loans at March 31, 1996.

Loans Sold with Recourse

    In the past, the Company sold certain residential and multifamily real estate loans with limited recourse. At March 31, 1997, the balance of loans sold with recourse amounted to $731.0 million, down from $751.5 million at December 31, 1996. The Company's related maximum potential recourse exposure was approximately $190 million at March 31, 1997, as compared with approximately $196 million at the end of 1996. Of the loans sold with recourse, $8.8 million were delinquent 90 days or more at March 31, 1997. During the first three months of 1997, the Company repurchased loans sold with recourse totaling $4.1 million.

MBS

    In general, the Company's MBS carry a significantly lower credit risk than its loans receivable. Of the $6.3 billion aggregate carrying value of the Company's MBS available for sale and held to maturity at March 31, 1997, approximately 19% were issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"). The Company's privately-issued MBS, which have been issued by entities other than FHLMC, GNMA and FNMA, have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Privately-issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool.

    During 1996 and 1995, the Company recognized losses of $4.7 million and $3.3 million, respectively, associated with other than temporary impairment in value of certain privately-issued MBS. No such losses were incurred during the first quarter of 1997. The losses in 1996 and 1995 were necessitated by the erosion in the underlying credit enhancements, coupled with the Company's projections of estimated future losses on the securities. No assurance can be given that future losses on these securities, the carrying value of which amounted to approximately $87 million at March 31, 1997, will not be incurred. While substantially all of the $5.1 billion of privately-issued MBS held by the Company at March 31, 1997 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained, and the Company cannot predict whether losses will or will not be recognized on any such securities.

Derivative Financial Instruments

    The credit risk from the Company's derivative financial instruments arises from the possible default by a counterparty on its contractual obligations. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. The Company has established policies and procedures limiting its credit exposure to counterparties of derivative financial instrument agreements, which include consideration of credit ratings on a continuous basis, collateral requirements and exposure to any one counterparty, among other issues. In addition, as deemed necessary, the Company may enter into master netting agreements, under which it may offset payable and receivable positions, to the extent they exist, with the same counterparty in the event of default. There were no past due amounts related to the Company's derivative financial instruments at March 31, 1997 or December 31, 1996.

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

LOAN PRODUCTION

    The Company's total loan production of $812.7 million during the first quarter of 1997 represents a $200.5 million decrease from the same quarter in 1996. Residential real estate loan production for the first quarter of 1997 amounted to $637.6 million (including $215.2 million for sale in the secondary market) as compared with $904.9 million for the first quarter of 1996 (including $449.9 million for sale in the secondary market), a decrease of 29.5%. These declines largely reflect a reduction in residential real estate loan originations due to, among other factors, a lower level of refinancing activity.

    Of the residential real estate loans originated by the Company during the three months ended March 31, 1997 and 1996 of $531.1 million and $773.8 million, respectively, approximately 31% and 52%, respectively, were refinance loans, the proceeds of which were used in full or in part to prepay loans previously originated by the Company or other lenders. The level of refinance loans is influenced by relative interest rates as well as other factors, including refinancing costs, the availability of credit on terms acceptable to the borrower and the Company, and real estate values.

    The Company expects that its ongoing mortgage banking expansion efforts, which included the opening of several loan production offices during the first quarter of 1997, will favorably impact the Company's residential real estate loan production levels going forward.

    For the first three months of 1997, as compared with the same period one year ago, the Company experienced growth in commercial and multifamily real estate loan originations of $31.3 million, consumer loan originations of $26.9 million, and business loan originations of $8.6 million.

    The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the three months ended March 31, 1997 and 1996.

==============================================================
                                           Three Months Ended
                                               March 31,
                                          --------------------
(In thousands)                              1997       1996
--------------------------------------------------------------
Residential real estate loan production:
  Originated                              $531,080  $  773,792
  Purchased                                106,565     131,116
--------------------------------------------------------------
Total residential real estate loan
 production                                637,645     904,908
--------------------------------------------------------------
Commercial and multifamily real estate
 loans originated:
  Commercial real estate loans              47,523      17,497
  Multifamily real estate loans             14,753      13,490
--------------------------------------------------------------
Total commercial and multifamily real
 estate loans originated                    62,276      30,987
--------------------------------------------------------------
Consumer loans originated:
  Home equity loans                         60,620      33,753
  Other consumer loans                      39,557      39,586
--------------------------------------------------------------
Total consumer loans originated            100,177      73,339
--------------------------------------------------------------
Business loans originated                   12,639       4,031
--------------------------------------------------------------
Total loan production                     $812,737  $1,013,265
==============================================================

FINANCIAL CONDITION

General

    The Company's total assets amounted to $18.5 billion at March 31, 1997, a decline of $405.3 million, or 2.1%, from December 31, 1996. This decline primarily reflects a reduction in securities available for sale and securities held to maturity, the impact of which was partially offset by an increase in loans receivable.

Securities

    The Company's securities available for sale amounted to $2.3 billion at March 31, 1997, a decrease of $305.6 million, or 11.8%, as compared with December 31, 1996. This decrease reflects, in part, sales of approximately $166 million of MBS. There were no purchases of securities available for sale by the Company during the first three months of 1997.

    Securities held to maturity by the Company, which amounted to $4.2 billion at March 31, 1997, declined $222.0 million, or 5.1%, during the first quarter of 1997. Purchases of securities held to maturity by the Company amounted to less than $0.1 million during the three months ended March 31, 1997.

    The following table summarizes the amortized cost and estimated fair value of securities available for sale and securities held to maturity at March 31, 1997 and December 31, 1996.

 =======================================================================================
                                              March 31, 1997        December 31, 1996
                                        ------------------------------------------------
                                          Amortized   Estimated   Amortized   Estimated
(In thousands)                               Cost     Fair Value     Cost     Fair Value
----------------------------------------------------------------------------------------
Securities Available for Sale:
  Debt securities:
    MBS:
      Pass-through securities:
        Privately-issued                  $1,155,311  $1,149,339  $1,232,276  $1,228,264
        FNMA                                 884,582     881,142     916,452     919,346
        FHLMC                                150,877     151,590     165,540     167,073
        GNMA                                  17,616      17,810     185,166     187,006
      Interest-only                            1,778       1,274       1,850       1,291
----------------------------------------------------------------------------------------
    Total MBS                              2,210,164   2,201,155   2,501,284   2,502,980
----------------------------------------------------------------------------------------
    U. S. government and federal agency       18,112      17,925      18,117      17,969
    State and municipal                       42,401      41,298      44,322      43,307
    Domestic corporate                        13,766      13,577      15,467      15,328
----------------------------------------------------------------------------------------
  Total debt securities                    2,284,443   2,273,955   2,579,190   2,579,584
----------------------------------------------------------------------------------------
  Equity securities                           10,340       9,982      10,343       9,988
----------------------------------------------------------------------------------------
Total securities available for sale       $2,294,783  $2,283,937  $2,589,533  $2,589,572
========================================================================================
Securities Held to Maturity:
  MBS:
    Pass-through securities:
      Privately-issued                    $2,393,540  $2,337,868  $2,520,013  $2,464,840
      FHLMC                                   41,705      42,132      44,711      44,942
    Collateralized mortgage obligations:
      Privately-issued                     1,582,359   1,544,198   1,670,983   1,644,120
      FNMA                                    94,401      92,754      94,412      93,649
      FHLMC                                   26,163      25,561      30,089      29,648
----------------------------------------------------------------------------------------
  Total MBS                                4,138,168   4,042,513   4,360,208   4,277,199
----------------------------------------------------------------------------------------
  Other debt securities                        3,787       2,737       3,763       2,738
----------------------------------------------------------------------------------------
Total securities held to maturity         $4,141,955  $4,045,250  $4,363,971  $4,279,937
========================================================================================

Loans Receivable

    The Company's total loans receivable, exclusive of the allowance for loan losses, amounted to $10.9 billion at March 31, 1997, up from $10.7 billion at the end of 1996. A significant component of the Company's current operating strategy is to seek continuing growth in its loans receivable portfolio.

    The principal segment of the Company's loans receivable portfolio is residential real estate loans, which consist of one-to-four family first mortgage loans and cooperative apartment loans. This segment of the loans receivable portfolio rose $133.7 million during the first quarter of 1997 and amounted to $8.2 billion at March 31, 1997. Total residential real estate loan production for portfolio totaled $422.5 million during the first three months of 1997.

    The Company's commercial and multifamily real estate loans receivable portfolio amounted to $1.9 billion at March 31, 1997, an increase of $17.9 million from the end of 1996. (See the discussion of the BFS Acquisition in "Overview.") Multifamily real estate loans receivable represented approximately 41% of this portfolio.

    The Company's consumer loans receivable of $731.3 million at March 31, 1997 decreased $3.0 million from year-end 1996, primarily due to declines in manufactured home loans and automobile loans. With respect to its consumer loans receivable portfolio, the Company's primary focus continues to be home equity loans, the principal balances of which rose $4.1 million during the first quarter of 1997. The Company's efforts to expand its home equity loan portfolio continue to be impacted by a high level of principal repayments. At March 31, 1997, unused home equity lines of credit amounted to approximately $370 million.

    The following table presents a summary of the Company's consumer loans receivable at the dates indicated.

================================================================
                                         March 31,  December 31,
(In thousands)                             1997         1996
----------------------------------------------------------------
Consumer loans:
  Principal balances:
    Home equity                           $531,535      $527,442
    Manufactured home                       57,050        60,965
    Automobile                              39,712        43,661
    Loans secured by deposit accounts       39,080        39,684
    Other                                   52,628        51,923
----------------------------------------------------------------
  Total principal balances                 720,005       723,675
  Net deferred yield adjustments            11,268        10,606
----------------------------------------------------------------
Total consumer loans                      $731,273      $734,281
================================================================

    The Company's business loans receivable increased to $47.1 million at March 31, 1997 from $43.1 million at December 31, 1996.

Deposits

    At March 31, 1997, the Bank operated 86 branches, comprised of 85 branches in the greater New York metropolitan area and one branch in Florida. (See the discussion of the BFS Acquisition in "Overview.") Approximately 68% of the Bank's deposits are assessable by the BIF and approximately 32% of its deposits are assessable by the SAIF, in each case insured up to applicable limits.

    The following table sets forth a summary of the Company's deposits at March 31, 1997 and December 31, 1996.

===========================================================================
                               March 31, 1997          December 31, 1996
                        ---------------------------------------------------
                                       Percentage                Percentage
(Dollars in thousands)      Amount      of Total      Amount      of Total
---------------------------------------------------------------------------
Demand                    $ 1,165,261         9.1%  $ 1,130,863         8.8%
Savings                     2,447,318        19.0     2,460,367        19.1
Money market                1,996,785        15.5     2,007,448        15.6
Time                        7,240,542        56.4     7,258,061        56.5
---------------------------------------------------------------------------
Total deposits            $12,849,906       100.0%  $12,856,739       100.0%
===========================================================================

Borrowed Funds

    The Company's borrowed funds totaled $4.4 billion at March 31, 1997, down $420.2 million, or 8.7%, from December 31, 1996.

    At March 31, 1997, securities sold under agreements to repurchase amounted to $3.5 billion, or 79.5% of total borrowed funds, as compared with $3.6 billion, or 73.7% of total borrowed funds, at December 31, 1996. Securities sold under agreements to repurchase are subject to various risks, including those relating to the financial strength of the counterparty to the transaction and the difference between the carrying value of the securities sold and the amount of funds obtained. The Company monitors the risks associated with its securities sold under agreements to repurchase on an ongoing basis.

    FHLBNY advances amounted to $560.1 million at March 31, 1997. Such advances totaled $925.1 million at year-end 1996.

Stockholders' Equity

    The Company's stockholders' equity amounted to $1.1 billion at March 31, 1997, an increase of $31.4 million from December 31, 1996. At March 31, 1997, stockholders' equity represented 5.71% of total assets, up from 5.42% of total assets at the end of 1996. The Company's book value per common share and tangible book value per common share amounted to $10.01 and $9.92, respectively, at March 31, 1997, as compared with $9.76 and $9.67, respectively, at December 31, 1996.

    In the fourth quarter of 1996, the Holding Company announced a program to repurchase up to approximately 5,000,000 shares of its common stock. As of March 31, 1997, the Holding Company had repurchased 3,025,900 shares of its common stock under this program. No time limit has been established to complete this repurchase program, and there can be no assurances as to when, or if, it will be completed.

    On April 25, 1997, the Board of Directors of the Holding Company declared a cash dividend on the Holding Company's common stock of $0.04 per share. The dividend is to be paid on June 16, 1997 to stockholders of record as of the close of business on May 16, 1997.

LIQUIDITY

    The liquidity position of the Company is managed pursuant to established policies and guidelines and is monitored on a continuous basis. The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet deposit withdrawals, loan and investment funding commitments, the repayment of borrowed funds, and other obligations and expenditures.

    Principal payments and prepayments on loans and MBS, which aggregated $772.2 million in the first quarter of 1997, continued to represent principal sources of liquidity for the Company. Other potential sources of liquidity for the Company include, but are not limited to, borrowed funds, net new deposits, sales of loans in connection with mortgage banking activities, sales of securities available for sale, and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs, although it has not utilized this funding source in the past.

    Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision ("OTS"), its primary regulator. During the first quarter of 1997, the Bank paid dividends of $30.0 million to the Holding Company.

    On May 6, 1997, Trust I issued $200.0 million of Series A Capital Securities, representing preferred beneficial interests in Trust I, in an underwritten public offering and $6.2 million of beneficial interests represented by its common securities to the Holding Company. In connection therewith, Trust I purchased $206.2 million of Series A Subordinated Debentures from the Holding Company.

    Pursuant to regulations promulgated by the OTS, the Bank is required to maintain (i) a ratio of average eligible liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 5.0% and (ii) a ratio of average eligible short-term liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 1.0%. For the month of March 1997, the Bank's average liquidity ratio was 5.5% and its average short-term liquidity ratio was 4.9%.

REGULATORY CAPITAL

    Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, leverage capital of at least 3.00% of adjusted total assets, and risk-based capital of at least 8.00% of risk-weighted assets (the "Capital Adequacy Regulations"). As detailed in the table below, the Bank was in compliance with the Capital Adequacy Regulations at March 31, 1997.

    Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.00%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At March 31, 1997, the Bank met the published standards for a well capitalized designation under these regulations.

The following table sets forth the regulatory capital position of the Bank at March 31, 1997 and December 31, 1996.

 =================================================================
                                    Bank Regulatory Capital
                           ---------------------------------------
                               March 31, 1997    December 31, 1996
                           -------------------   -----------------
(Dollars in thousands)         Amount    Ratio     Amount    Ratio
------------------------------------------------------------------
Tangible capital             $1,162,477   6.32%  $1,139,443   6.06%
Leverage capital              1,162,477   6.32    1,139,443   6.06
Tier 1 risk-based capital     1,162,477  12.21    1,139,443  11.96
Total risk-based capital      1,265,700  13.30    1,245,938  13.08
==================================================================

    As a result of the BFS Acquisition, the Bank's regulatory capital ratios, on a pro forma basis at March 31, 1997, while lower, would have continued to exceed the Capital Adequacy Regulations and the published standards for a well capitalized designation.

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    During the first quarter of 1997, the Company announced that, effective as of March 1, 1997, David E. Sparks resigned as Chief Financial Officer of the Holding Company and the Bank. A successor to Mr. Sparks has not yet been named.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 27 -- Financial Data Schedule

(b)  REPORTS ON FORM 8-K

    None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DIME BANCORP, INC.
                                  (Registrant)



Dated: May 13,1997                By: /s/ Lawrence J. Toal
                                      ---------------------------
                                      Lawrence J. Toal
                                      Chief Executive Officer, President
                                       and Chief Operating Officer




Dated: May 13, 1997               By:  /s/ Harold E. Reynolds
                                       ----------------------
                                       Harold E. Reynolds
                                       Senior Vice President
                                        and Controller

                                 EXHIBIT INDEX



EXHIBIT
NUMBER    IDENTIFICATION OF EXHIBIT
------    -------------------------

27        Financial Data Schedule (filed electronically only)