Form 10-Q
period 1997-06-30
DIME BANCORP INC
filed 1997-08-14
CIK 919568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

               Yes    x                                  No _______
                   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock, $0.01 par value                     102,569,418
-----------------------------        --------------------------------------
          Class                      Outstanding shares as of July 31, 1997

                               DIME BANCORP, INC.

                                 June 30, 1997
                                   Form 10-Q

                                     Index

                                                              Page No.
                                                              --------

Part I. Financial Information

  Item 1. Financial Statements (Unaudited)
            Consolidated Statements of Financial Condition
             as of June 30, 1997 and December 31, 1996             3

            Consolidated Statements of Income for the three
             months and six months ended June 30, 1997 and 1996    4

            Consolidated Statement of Changes in Stockholders'
             Equity for the six months ended June 30, 1997         5

            Consolidated Statements of Cash Flows for the
             six months ended June 30, 1997 and 1996               6

            Notes to Consolidated Financial Statements             7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11

Part II. Other Information

  Item 1. Legal Proceedings                                       32

  Item 2. Changes in Securities                                   33

  Item 4. Submission of Matters to a Vote of Security Holders     34

  Item 5. Other Information                                       34

  Item 6. Exhibits and Reports on Form 8-K                        34

Signatures                                                        36

    From time to time, Dime Bancorp, Inc. (the "Holding Company" and, together with its subsidiaries, the "Company") may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and markets, and similar matters, which may be identified by the use of such words as "believe," "expect," "anticipate," "planned," and "estimated." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data)
                             (Unaudited)

                                            June 30,    December 31,
                                              1997          1996
--------------------------------------------------------------------
ASSETS
Cash and due from banks                   $   163,450    $   158,753
Money market investments                       35,824         25,764
Loans held for sale                           228,487        115,325
Securities available for sale               3,166,733      2,589,572
Securities held to maturity (estimated
 fair value of $3,939,578 and $4,279,937
 at June 30, 1997 and December 31,
   1996, respectively)                      4,015,006      4,363,971
Federal Home Loan Bank of New York stock
Loans receivable, net:                        272,176        266,244
  Residential real estate                   8,416,911      8,074,905
  Commercial and multifamily real estate    2,415,241      1,885,733
  Consumer                                    711,291        734,281
  Business                                     50,680         43,138
  Allowance for loan losses                  (101,026)      (106,495)
--------------------------------------------------------------------
Total loans receivable, net                11,493,097     10,631,562
--------------------------------------------------------------------
Other real estate owned, net                   23,937         53,255
Accrued interest receivable                   118,016        106,041
Premises and equipment, net                   113,174        103,541
Mortgage servicing assets                     122,131        127,745
Deferred tax asset, net                       156,052        183,672
Other assets                                  179,093        144,663
--------------------------------------------------------------------
Total assets                              $20,087,176    $18,870,108
====================================================================

LIABILITIES
Deposits                                  $13,335,199    $12,856,739
Securities sold under agreements to
 repurchase                                 4,265,905      3,550,234
Federal Home Loan Bank of New York
 advances                                     688,218        925,139
Senior notes                                  197,693        197,584
Guaranteed preferred beneficial
 interests in Corporation's junior
 subordinated deferrable interest
 debentures                                   196,477             --
Other borrowed funds                          151,991        142,234
Other liabilities                             192,405        175,841
--------------------------------------------------------------------
Total liabilities                          19,027,888     17,847,771
--------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share
 (200,000,000 shares authorized;
 108,262,216 shares issued at June 30, 1997
 and December 31, 1996)                         1,083          1,083
Additional paid-in capital                    914,386        914,386
Retained earnings                             212,737        158,956
Treasury stock, at cost (4,543,167
 shares at June 30, 1997 and 3,518,297
 shares at December 31, 1996)                 (70,428)       (51,498)
Net unrealized gain on securities
 available for sale, net of taxes               2,237             22
Unearned compensation                            (727)          (612)
--------------------------------------------------------------------
Total stockholders' equity                  1,059,288      1,022,337
--------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                   $20,087,176    $18,870,108
====================================================================

See accompanying notes to consolidated financial statements.


                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                        -----------------------------------------
                                            1997      1996       1997      1996
---------------------------------------------------------------------------------
INTEREST INCOME
Residential real estate loans             $150,915  $137,463   $298,019  $271,036
Commercial and multifamily real estate
 loans                                      48,629    38,858     88,463    78,895
Consumer loans                              15,270    16,024     31,001    32,640
Business loans                               1,105       736      2,076     1,473
Mortgage-backed securities                 109,307   124,384    216,958   261,754
Other securities                             5,696     8,667     11,251    17,087
Money market investments                     8,046     6,683     16,071    13,458
---------------------------------------------------------------------------------
Total interest income                      338,968   332,815    663,839   676,343
---------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                   138,912   130,714    272,087   263,511
Borrowed funds                              80,959    88,023    155,382   184,419
---------------------------------------------------------------------------------
Total interest expense                     219,871   218,737    427,469   447,930
---------------------------------------------------------------------------------
Net interest income                        119,097   114,078    236,370   228,413
Provision for loan losses                   23,000    10,250     33,000    20,750
---------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                96,097   103,828    203,370   207,663
---------------------------------------------------------------------------------
NON-INTEREST INCOME
Loan servicing fees, net                    10,221     8,843     20,138    18,737
Banking service fees                         7,388     6,480     14,156    13,186
Securities and insurance brokerage fees      5,767     5,633     11,818    10,307
Net gains (losses) on sales activities       2,050    (1,906)     4,133    (1,445)
Other                                        3,810     4,438      6,596     6,271
---------------------------------------------------------------------------------
Total non-interest income                   29,236    23,488     56,841    47,056
---------------------------------------------------------------------------------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits        34,474    31,815     69,215    65,791
  Occupancy and equipment, net              13,561    13,434     26,896    26,209
  Other                                     25,655    25,584     49,960    49,027
---------------------------------------------------------------------------------
Total general and administrative expense    73,690    70,833    146,071   141,027
Other real estate owned expense, net         1,581     2,159      4,633     4,652
Amortization of mortgage servicing
 assets                                      5,267     4,796     10,469    10,221
Restructuring and merger-related expense        --        --         --     3,504
---------------------------------------------------------------------------------
Total non-interest expense                  80,538    77,788    161,173   159,404
---------------------------------------------------------------------------------
Income before income tax expense            44,795    49,528     99,038    95,315
Income tax expense                          17,023    20,539     38,350    39,271
---------------------------------------------------------------------------------
Net income                                $ 27,772  $ 28,989   $ 60,688  $ 56,044
=================================================================================
Primary and fully diluted earnings per
 common share                             $   0.26  $   0.27   $   0.57  $   0.51
=================================================================================
Primary average common shares
 outstanding                               106,031   109,100    106,342   109,560
Fully diluted average common shares
 outstanding                               106,125   109,221    106,397   109,709
=================================================================================
Cash dividend declared per common share   $   0.04  $     --   $   0.04  $     --
=================================================================================

See accompanying notes to consolidated financial statements.

          DIME BANCORP, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                     EQUITY
         (In thousands, except per share data)
                      (Unaudited)

                                            Six Months
                                              Ended
                                          June 30, 1997
-------------------------------------------------------
COMMON STOCK
Balance at beginning of period               $    1,083
-------------------------------------------------------
Balance at end of period                          1,083
-------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                  914,386
-------------------------------------------------------
Balance at end of period                        914,386
-------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                  158,956
Net income                                       60,688
Cash dividend declared on common stock
 ($0.04 per share)                               (4,169)
Treasury stock issued under employee
 benefit plans                                   (2,738)
-------------------------------------------------------
Balance at end of period                        212,737
-------------------------------------------------------
TREASURY STOCK, AT COST
Balance at beginning of period                  (51,498)
Treasury stock purchased                        (27,482)
Treasury stock issued under employee
 benefit plans                                    8,552
-------------------------------------------------------
Balance at end of period                        (70,428)
-------------------------------------------------------
NET UNREALIZED GAIN ON SECURITIES
 AVAILABLE FOR SALE, NET OF TAXES
Balance at beginning of period                       22
Net change in estimated fair value of
 securities available for sale, net of
 taxes                                            2,215
-------------------------------------------------------
Balance at end of period                          2,237
-------------------------------------------------------
UNEARNED COMPENSATION
Balance at beginning of period                     (612)
Restricted stock activity                          (334)
Unearned compensation amortized to
 expense                                            219
-------------------------------------------------------
Balance at end of period                           (727)
-------------------------------------------------------
Total stockholders' equity                   $1,059,288
-------------------------------------------------------

See accompanying notes to consolidated financial statements.

                DIME BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                        ---------------------------
                                              1997          1996
-------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                $    60,688   $    56,044
Adjustments to reconcile net income to
 net cash provided
  by operating activities:
    Provisions for loan and other real
     estate owned losses                       35,014        22,630
    Depreciation and amortization of
     premises and equipment                     8,618         7,814
    Other amortization and accretion,
     net                                       27,481        30,906
    Provision for deferred income tax
     expense                                   28,991        29,710
    Net securities (gains) losses              (3,692)        1,836
    Net increase in loans held for sale      (113,162)      (16,853)
    Other, net                                 21,746         4,121
-------------------------------------------------------------------
Net cash provided by operating
 activities                                    65,684       136,208
-------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for
 sale                                      (1,164,313)   (1,094,646)
Purchases of securities held to maturity      (75,935)         (256)
Proceeds from sales of securities             350,044     1,007,125
 available for sale
Proceeds from maturities of securities
 available for sale and held to maturity      696,080     1,110,762
Loans receivable originated and
 purchased, net of principal payments        (398,852)     (366,514)
Acquisition of BFS Bankorp, Inc., net
 of cash and cash equivalents acquired        (85,529)           --
Repurchases of assets sold with recourse      (10,525)      (14,167)
Proceeds from bulk sales of
 non-performing assets                         93,063            --
Proceeds from sales of other real
 estate owned                                  24,258        25,791
Other, net                                    (42,782)      (29,318)
-------------------------------------------------------------------
Net cash (used) provided by investing
 activities                                  (614,491)      638,777
-------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                       31,174        89,384
Net decrease in borrowings with
 original maturities of three months or
 less                                         (95,551)     (162,616)
Proceeds from issuance of guaranteed
 preferred beneficial interests in
 Corporation's junior subordinated
 deferrable interest debentures               196,474            --
Proceeds from other borrowings                727,875       565,000
Repayment of other borrowings                (270,202)   (1,286,767)
Proceeds from issuance of common and
 treasury stock                                 5,445         1,360
Purchases of treasury stock                   (27,482)      (25,466)
Payment of dividend on common stock            (4,169)           --
Other                                              --        (1,913)
-------------------------------------------------------------------
Net cash provided (used) by financing
 activities                                   563,564      (821,018)
-------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                              14,757       (46,033)
Cash and cash equivalents at beginning
 of period                                    184,517       235,356
-------------------------------------------------------------------
Cash and cash equivalents at end of
 period                                   $   199,274   $   189,323
===================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowed
 funds                                    $   401,890   $   446,634
Net income tax payments (refunds)                 339        (7,145)
SUPPLEMENTAL NON-CASH INVESTING
 INFORMATION
Loans receivable transferred to other
 real estate owned                        $     9,425   $    26,582
In connection with the acquisition of
 BFS Bankorp, Inc.:
  Fair value of assets acquired               636,763            --
  Cash paid                                    93,325            --
  Fair value of liabilities assumed           582,739            --
===================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements of the Holding Company reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. The results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 -- ACQUISITION OF BFS BANKORP, INC.

    As of the close of business on April 30, 1997, the Company acquired BFS Bankorp, Inc. ("BFS Bankorp") and its wholly-owned subsidiary, Bankers Federal Savings FSB ("Bankers Federal" and, together with BFS Bankorp, "BFS"), for $93.3 million in cash (the "BFS Acquisition"). At that time, BFS Bankorp was liquidated and Bankers Federal was merged with and into The Dime Savings Bank of New York, FSB ("the Bank"). The purchase price was funded from the normal cash flows of the Company. Because the BFS Acquisition was accounted for under the purchase method of accounting, its impact is only reflected in the Company's consolidated financial statements beginning on May 1, 1997.

    Net assets acquired in, and goodwill arising from, the BFS Acquisition (after giving effect to purchase accounting adjustments, certain of which are subject to refinement) amounted to $54.0 million and $39.3 million, respectively. Such net assets included loans receivable, net, of $577.2 million and deposits of $447.1 million. Goodwill associated with the BFS Acquisition is being amortized over a 15 year period using the straight-line method.

NOTE 3 -- ISSUANCE OF CAPITAL SECURITIES, SERIES A AND JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES, SERIES A

    On May 6, 1997, Dime Capital Trust I ("Dime Capital"), a Delaware statutory business trust that was formed by the Holding Company, issued $200.0 million of 9.33% Capital Securities, Series A (the "Series A Capital Securities"), representing preferred beneficial interests in Dime Capital, in an underwritten public offering and $6.2 million of beneficial interests represented by its common securities to the Holding Company. In connection therewith, Dime Capital purchased $206.2 million of 9.33% Junior Subordinated Deferrable Interest Debentures, Series A, due May 6, 2027 (the "Series A Subordinated Debentures") issued by the Holding Company. The Series A Subordinated Debentures, which are, and will be, the sole assets of Dime Capital, are subordinate and junior in right of payment to all present and future senior indebtedness of the Holding Company. Dime Capital's obligations under the Series A Capital Securities are fully and unconditionally guaranteed by the Holding Company to the extent provided for under the terms of the indenture pursuant to which the Series A Subordinated Debentures were issued, the Series A Subordinated Debentures, and the related guarantee agreement, expense agreement, and trust agreement. The Series A Capital Securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Series A Subordinated Debentures at their stated maturity or earlier redemption. Distributions on the Series A Capital Securities are reflected as interest expense in the Company's Consolidated Statements of Income.

NOTE 4 -- BULK SALES OF CERTAIN NON-PERFORMING ASSETS

    During May 1997, the Company sold approximately $126 million of its non-performing residential real estate assets in bulk sales (the "NPA Sales"). Such assets were comprised of approximately $113 million of non-accrual loans and approximately $13 million of other real estate owned ("ORE"). In connection with the NPA Sales, a pre-tax charge of $14.6 million was recognized during the second quarter of 1997.

NOTE 5 -- PENDING ACQUISITION OF NORTH AMERICAN MORTGAGE COMPANY ("NAMC") AND RELATED MATTERS

    The Company entered into a definitive agreement (the "NAMC Merger Agreement"), dated as of June 22, 1997 (and amended and restated as of July 31,
1997) to acquire NAMC, a mortgage banking company headquartered in Santa Rosa, California (the "NAMC Acquisition"). Under the terms of the NAMC Merger Agreement, each share of NAMC's common stock outstanding immediately prior to the closing of the NAMC Acquisition will be converted, subject to certain adjustments, into 1.37 shares (the "Exchange Ratio") of the Holding Company's common stock ("Common Stock") and each outstanding option issued by NAMC to acquire NAMC's common stock will be converted, after giving effect to the Exchange Ratio, into an option to purchase Common Stock. At June 30, 1997, NAMC had approximately 14.0 million shares of its common stock outstanding. In addition, at that date, outstanding options issued by NAMC to acquire its common stock amounted to approximately 1.5 million. The NAMC Acquisition, which will be accounted for under the purchase method of accounting, is currently expected to be consummated during the fourth quarter of 1997. The NAMC Acquisition is subject to the satisfaction of certain conditions, including approval by NAMC's stockholders. NAMC currently operates 104 loan origination offices in 30 states and, at June 30, 1997, serviced $12.7 billion of loans for others.

    In connection with the announcement of the NAMC Acquisition, the Holding Company announced a program to repurchase up to approximately 6.9 million shares of Common Stock. Such repurchases will be made over time at prevailing prices in the open market or in privately-negotiated transactions.

NOTE 6 -- RECENT ACCOUNTING DEVELOPMENTS

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

Accounting for Earnings per Share

    In February 1997, the Financial Accounting Standards Board ( the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," establishes standards for computing, presenting and disclosing earnings per share.

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

    The Company's basic and diluted earnings per share, as computed pursuant to SFAS 128, for the three- and six-month periods ended June 30, 1997 are set forth in the following table.

                              Three Months   Six Months
                                 Ended         Ended
                                June 30,      June 30,
                            ----------------------------
                              1997   1996   1997   1996
--------------------------------------------------------
Basic earnings per share      $0.27  $0.28  $0.58  $0.55
Diluted earnings per share     0.26   0.27   0.57   0.51
========================================================

Disclosure of Information about Capital Structure

    The FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") in February 1997. SFAS 129 supersedes specific disclosure requirements of Accounting Principles Board Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and Statement of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligations," and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to non-public entities. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997.

Reporting Comprehensive Income

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

Disclosures about Segments of an Enterprise and Related Information

    The FASB, in June 1997, issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to shareholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business," and amends Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-

Owned Subsidiaries." SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

                               DIME BANCORP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company reported net income of $27.8 million, or $0.26 per fully diluted common share, for the second quarter of 1997, as compared with net income of $29.0 million, or $0.27 per fully diluted common share, for the second quarter of 1996. For the six months ended June 30, 1997, net income amounted to $60.7 million, or $0.57 per fully diluted common share, up $4.6 million, or 8.3%, from the $56.0 million, or $0.51 per fully diluted common share, reported for the comparable period in 1996. Net income levels for the 1997 periods were adversely impacted by special provisions for loan and ORE losses totaling $14.6 million (or approximately $0.09 per fully diluted common share on an after-tax basis) associated with the sales, during May 1997, of approximately $126 million of non-performing assets in the NPA Sales, the effects of which were partially offset by the benefits derived from the BFS Acquisition.

    The Company's results of operations for the three- and six-month periods ended June 30, 1997, as compared with the corresponding periods in 1996, were favorably affected by increases in net interest income of $5.0 million and $8.0 million, respectively, together with growth in non-interest income of $5.7 million and $9.8 million, respectively. The increase in net income for the six months ended June 30, 1997, as compared with the corresponding period one year ago, also reflects the recognition, during the 1996 period, of restructuring and merger-related expense in the amount of $3.5 million associated with the merger, in January 1995, of Anchor Bancorp, Inc. and its savings bank subsidiary, Anchor Savings Bank FSB ("Anchor Savings"), with and into the Holding Company and the Bank, respectively (the "Anchor Merger"). In addition, the changes in the Company's results of operations in the 1997 periods from the 1996 periods also reflect increases in general and administrative ("G&A") expense of $2.9 million and $5.0 million for the second quarter and first six months of 1997, as compared with the respective prior year periods

    The Company's annualized return on average stockholders' equity was 10.67% for the second quarter of 1997, as compared with 11.72% for the second quarter of 1996, and 11.66% for the first six months of 1997, as compared with 11.32% for the corresponding year ago period. The Company's annualized return on average assets was 0.56% and 0.62% for the three- and six-month periods ended June 30, 1997, as compared with 0.59% and 0.56% for the second quarter and first six months of 1996, respectively.

    In addition to the consummation of the NPA Sales and the BFS Acquisition, the second quarter of 1997 was marked by the announcement of the pending NAMC Acquisition, the declaration and payment of a cash dividend on the Common Stock of $0.04 per share, and the issuance of the $200.0 million in principal amount of Series A Capital Securities.

RESULTS OF OPERATIONS

Net Interest Income

    The Company's net interest income amounted to $119.1 million for the second quarter of 1997, an increase of $5.0 million, or 4.4%, as compared with the second quarter of 1996. For the six-month period ended June 30, 1997, net interest income amounted to $236.4 million, up $8.0 million, or 3.5%, relative to the same period one year ago. These increases reflect, in part, the BFS Acquisition and the reinvestment of the proceeds from the NPA Sales, which more than offset the impact of the issuance of the Series A Capital Securities. The Company's net interest margin increased to 2.52% for each of the three- and six-month periods ended June 30, 1997 from 2.39% and 2.37% for the second quarter and first six months of 1996, respectively. Contributing to the higher net interest margin levels were favorable changes in the mix of both interest-earning assets and interest-bearing liabilities.

    The yields on average interest-earning assets for the three- and six-month periods ended June 30, 1997 of 7.15% and 7.10%, respectively, were up from the comparable periods in 1996 by 18 basis points and 8 basis points, respectively. These improvements were attributable to, among other factors, growth in average loans, coupled with a reduction in the average balance of mortgage-backed securities ("MBS"), which in general provide a lower yield than the Company's loans. For the second quarter and first six months of 1997, as compared with the corresponding periods in 1996, average loans rose $1.2 billion, or 11.3%, and $1.0 billion, or 9.7%, respectively, while average MBS declined $1.2 billion, or 14.8%, and $1.5 billion, or 18.1%, respectively. Overall, total average interest-earning assets decreased $138.0 million for the second quarter of 1997 and $586.8 million for the first six months of 1997, as compared with the corresponding periods one year ago.

    The cost of the Company's average interest-bearing liabilities was 4.73% for the 1997 second quarter, up 5 basis points from the 1996 second quarter, and 4.70% for the six months ended June 30, 1997, a decline of 4 basis points as compared with the corresponding period in 1996. While the cost of average interest-bearing liabilities during each of the 1997 periods, as compared with the 1996 periods, was unfavorably affected by somewhat higher short-term interest rates, it was favorably impacted by growth in average deposits as a percentage of total average interest-bearing liabilities and a shift in the mix of borrowed funds from Federal Home Loan Bank of New York ("FHLBNY") advances to relatively lower costing securities sold under agreements to repurchase. For the three- and six-month periods ended June 30, 1997, as compared with the same periods one year ago, average deposits rose $521.4 million and $389.0 million, respectively, while average borrowed funds declined $664.6 million and $1.0 billion, respectively. Average deposits represented 71.0% and 71.1% of total average interest-bearing liabilities for the three- and six-month periods ended June 30, 1997, respectively, up from 67.7% and 66.8% during the respective prior year periods.

    The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets, and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average loan balances in the tables below.

=================================================================================================================
                                                                Three Months Ended June 30,
                                        -------------------------------------------------------------------------
                                                         1997                                 1996
                                        -------------------------------------------------------------------------
                                                                   Average                              Average
                                            Average                 Yield/       Average                 Yield/
(Dollars in thousands)                      Balance    Interest      Cost        Balance    Interest      Cost
-----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans:
    Residential real estate               $ 8,372,476  $150,915         7.21%  $ 7,667,511  $137,463         7.17%
    Commercial and multifamily real
     estate                                 2,263,548    48,629         8.59     1,817,481    38,858         8.55
    Consumer                                  711,018    15,270         8.61       718,162    16,024         8.97
    Business                                   47,647     1,105         9.30        32,879       736         9.01
 ----------------------------------------------------------------------------------------------------------------
  Total loans                              11,394,689   215,919         7.58    10,236,033   193,081         7.55
  MBS                                       6,618,557   109,307         6.61     7,769,279   124,384         6.40
  Other securities                            366,117     5,696         6.24       579,763     8,667         6.00
  Money market investments                    575,002     8,046         5.54       507,332     6,683         5.21
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets              18,954,365   338,968         7.15    19,092,407   332,815         6.97
Other assets                                  791,871                              706,941
-----------------------------------------------------------------------------------------------------------------
Total assets                              $19,746,236                          $19,799,348
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                $ 1,236,047     2,143         0.70   $ 1,108,924     1,962         0.71
    Savings                                 2,503,437    15,504         2.48     2,611,096    16,328         2.52
    Money market                            1,966,423    18,324         3.74     2,109,065    20,477         3.90
    Time                                    7,470,223   102,941         5.53     6,825,628    91,947         5.42
-----------------------------------------------------------------------------------------------------------------
  Total deposits                           13,176,130   138,912         4.23    12,654,713   130,714         4.15
-----------------------------------------------------------------------------------------------------------------
  Borrowed funds:
    Securities sold under agreements
      to repurchase                         3,935,503    56,128         5.64     2,440,071    32,935         5.34
    FHLBNY advances                           971,673    14,491         5.90     3,228,701    47,184         5.78
    Other                                     465,939    10,340         8.87       368,916     7,904         8.57
-----------------------------------------------------------------------------------------------------------------
  Total borrowed funds                      5,373,115    80,959         5.97     6,037,688    88,023         5.77
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         18,549,245   219,871         4.73    18,692,401   218,737         4.68
Other liabilities                             155,765                              117,518
Stockholders' equity                        1,041,226                              989,429
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                   $19,746,236                          $19,799,348
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $119,097                             $114,078
-----------------------------------------------------------------------------------------------------------------
Interest rate spread                                                    2.42                                 2.29
-----------------------------------------------------------------------------------------------------------------
Net interest margin                                                     2.52                                 2.39
=================================================================================================================

=================================================================================================================
                                                                 Six Months Ended June 30,
                                        -------------------------------------------------------------------------
                                                         1997                                 1996
                                        -------------------------------------------------------------------------
                                                                   Average                              Average
                                            Average                 Yield/       Average                 Yield/
(Dollars in thousands)                      Balance    Interest      Cost        Balance    Interest      Cost
-----------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans:
    Residential real estate               $ 8,299,013  $298,019         7.18%  $ 7,557,863  $271,036         7.17%
    Commercial and multifamily real
     estate                                 2,070,440    88,463         8.55     1,830,072    78,895         8.62
    Consumer                                  723,574    31,001         8.63       733,426    32,640         8.95
    Business                                   44,811     2,076         9.34        33,120     1,473         8.94
 ----------------------------------------------------------------------------------------------------------------
  Total loans                              11,137,838   419,559         7.54    10,154,481   384,044         7.57
  MBS                                       6,601,816   216,958         6.57     8,061,645   261,754         6.49
  Other securities                            361,098    11,251         6.27       558,641    17,087         6.14
  Money market investments                    594,241    16,071         5.38       507,005    13,458         5.25
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets              18,694,993   663,839         7.10    19,281,772   676,343         7.02
Other assets                                  774,429                              717,679
-----------------------------------------------------------------------------------------------------------------
Total assets                              $19,469,422                          $19,999,451
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                $ 1,182,868     4,041         0.69   $ 1,082,130     4,171         0.78
    Savings                                 2,474,579    30,496         2.49     2,632,553    32,911         2.51
    Money market                            1,982,437    36,831         3.75     2,124,242    40,994         3.88
    Time                                    7,357,743   200,719         5.50     6,769,689   185,435         5.51
-----------------------------------------------------------------------------------------------------------------
  Total deposits                           12,997,627   272,087         4.22    12,608,614   263,511         4.20
-----------------------------------------------------------------------------------------------------------------
  Borrowed funds:
    Securities sold under agreements
      to repurchase                         3,815,774   107,178         5.59     1,961,300    53,317         5.38
    FHLBNY advances                         1,053,113    30,504         5.76     3,939,162   115,217         5.79
    Other                                     402,482    17,700         8.79       372,148    15,885         8.54
-----------------------------------------------------------------------------------------------------------------
  Total borrowed funds                      5,271,369   155,382         5.87     6,272,610   184,419         5.82
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         18,268,996   427,469         4.70    18,881,224   447,930         4.74
Other liabilities                             159,766                              128,306
Stockholders' equity                        1,040,660                              989,921
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
 equity                                   $19,469,422                          $19,999,451
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $236,370                             $228,413
-----------------------------------------------------------------------------------------------------------------
Interest rate spread                                                    2.40                                 2.28
-----------------------------------------------------------------------------------------------------------------
Net interest margin                                                     2.52                                 2.37
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

======================================================================================================
                                               Three Months Ended               Six Months Ended
                                            June 30, 1997 versus 1996      June 30, 1997 versus 1996
                                        --------------------------------------------------------------
                                               Increase (Decrease)            Increase (Decrease)
                                        --------------------------------------------------------------
                                                Due To                         Due To
                                        -------------------           ---------------------
(In thousands)                             Volume     Rate      Total     Volume      Rate      Total
------------------------------------------------------------------------------------------------------
Interest income:
  Loans:
    Residential real estate               $ 12,703   $  749   $ 13,452   $ 26,614   $   369   $ 26,983
    Commercial and multifamily real
     estate                                  9,582      189      9,771     10,276      (708)     9,568
    Consumer                                  (159)    (595)      (754)      (436)   (1,203)    (1,639)
    Business                                   343       26        369        543        60        603
------------------------------------------------------------------------------------------------------
  Total loans                               22,469      369     22,838     36,997    (1,482)    35,515
------------------------------------------------------------------------------------------------------
  MBS                                      (18,902)   3,825    (15,077)   (47,939)    3,143    (44,796)
  Other securities                          (3,318)     347     (2,971)    (6,185)      349     (5,836)
  Money market investments                     919      444      1,363      2,340       273      2,613
------------------------------------------------------------------------------------------------------
Total interest income                        1,168    4,985      6,153    (14,787)    2,283    (12,504)
------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Demand                                     222      (41)       181        371      (501)      (130)
    Savings                                   (670)    (154)      (824)    (1,967)     (448)    (2,415)
    Money market                            (1,356)    (797)    (2,153)    (2,689)   (1,474)    (4,163)
    Time                                     8,876    2,118     10,994     16,175      (891)    15,284
------------------------------------------------------------------------------------------------------
  Total deposits                             7,072    1,126      8,198     11,890    (3,314)     8,576
------------------------------------------------------------------------------------------------------
  Borrowed funds:
    Securities sold under agreements
      to repurchase                         20,999    2,194     23,193     51,727     2,134     53,861
    FHLBNY advances                        (33,272)     579    (32,693)   (83,136)   (1,577)   (84,713)
    Other                                    2,144      292      2,436      1,322       493      1,815
------------------------------------------------------------------------------------------------------
  Total borrowed funds                     (10,129)   3,065     (7,064)   (30,087)    1,050    (29,037)
------------------------------------------------------------------------------------------------------
Total interest expense                      (3,057)   4,191      1,134    (18,197)   (2,264)   (20,461)
------------------------------------------------------------------------------------------------------
Net interest income                       $  4,225   $  794   $  5,019   $  3,410   $ 4,547   $  7,957
======================================================================================================

Provision for Loan Losses

    The Company's provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $23.0 million for the second quarter of 1997 and $33.0 million for the first six months of 1997. This compares with $10.3 million and $20.8 million for the three- and six-month periods ended June 30, 1996, respectively. The increases in the 1997 periods, as compared with the 1996 periods, were substantially attributable to a $14.0 million special provision for loan losses recognized during the three months ended June 30, 1997 in connection with the NPA Sales (see Note 4 of Notes to Consolidated Financial Statements).

Non-Interest Income

    General. The following table sets forth the components of the Company's non-interest income for the three months and six months ended June 30, 1997 and 1996.

=================================================================================
                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                        -----------------------------------------
(In thousands)                              1997       1996      1997      1996
---------------------------------------------------------------------------------
Loan servicing fees, net                    $10,221  $ 8,843    $20,138   $18,737
Banking service fees                          7,388    6,480     14,156    13,186
Securities and insurance brokerage fees       5,767    5,633     11,818    10,307
Net gains (losses) on sales activities        2,050   (1,906)     4,133    (1,445)
Other                                         3,810    4,438      6,596     6,271
---------------------------------------------------------------------------------
Total non-interest income                   $29,236  $23,488    $56,841   $47,056
=================================================================================

    Loan Servicing Fees, Net. Loan servicing fees, net, of $10.2 million for the second quarter of 1997 and $20.1 million for the first six months of 1997 rose from the comparable prior year periods by 15.6% and 7.5%, respectively. These increases resulted principally from growth in the portfolio of loans serviced for others, the balance of which amounted to $10.8 billion at June 30, 1997, an increase of $1.6 billion, or 17.4%, from one year earlier. Partially offsetting the impact of the growth in the loan servicing portfolio were declines in the average loan servicing fee rate, which were primarily due to additions to the servicing portfolio of loans with servicing fee rates lower than the portfolio average, coupled with principal reductions on seasoned loans with servicing fee rates higher than the portfolio average.

    Banking Service Fees. Banking service fees amounted to $7.4 million for the second quarter of 1997, an increase of $0.9 million, or 14.0%, from the same quarter one year ago. For the six months ended June 30, 1997, banking service fees amounted to $14.2 million, representing growth of $1.0 million, or 7.4%, as compared with the corresponding 1996 period. These improvements reflect volume increases in certain underlying transactions, together with changes in the Company's fee structure.

    Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees were $5.8 million for the second quarter of 1997 and $11.8 million for the six months ended June 30, 1997, up from $5.6 million and $10.3 million for the three- and six-month periods ended June 30, 1996, respectively. Fees from securities brokerage activities amounted to $5.4 million for the second quarter of 1997, a $0.3 million, or 5.1%, increase from the second quarter of 1996, and $10.9 million for the first six months of 1997, an increase of $1.4 million, or 14.1%, as compared with the same period in 1996. These increases were largely driven by higher levels of annuity sales. Insurance-related fee income declined $0.1 million for the second quarter of 1997 from the second quarter of 1996, but increased $0.2 million for the first six months of 1997 from the comparable prior year period.

    Net Gains (Losses) on Sales Activities. The Company recognized net gains on sales activities of $2.1 million and $4.1 million for the second quarter and first six months of 1997, respectively, as compared with net losses of $1.9 million and $1.4 million for the respective prior year periods. Net gains on securities transactions amounted to $1.7 million for the 1997 second quarter and $3.7 million for the first six months of 1997. In comparison, the Company recognized net losses on securities transactions of $1.2 million and $1.8 million during the three- and six-month periods ended June 30, 1996, respectively. The net losses on securities transactions during the 1996 periods included losses of $1.2 million associated with the other than temporary impairment in value of certain MBS (see "Management of Credit Risk -- MBS"). The Company recognized net gains on loan sales in connection with its mortgage banking activities of $0.9 million for the 1997 second quarter, as compared with net losses of $0.4 million in the prior year quarter, and net gains on loan sales of $1.7 million for the first six months of 1997, up from net gains of $1.5 million for the comparable 1996 period.

    Other Non-Interest Income. Other non-interest income was $3.8 million and $6.6 million for the three- and six-month periods ended June 30, 1997, respectively, as compared with $4.4 million and $6.3 million for the respective year earlier periods. Loan-related fee income, which is a principal component of other non-interest income, amounted to $2.9 million for the second quarter of 1997, relatively unchanged from the comparable prior year quarter, and $5.0 million for the first six months of 1997, up $0.2 million from the corresponding period in

1996. Other non-interest income for the first six months of 1997 also included interest income of $0.6 million on federal income tax refunds recognized during the first quarter of the year, as well as $0.7 million of income recorded during the second quarter of 1997 in connection with the resolution of certain legal proceedings. Other non-interest income during the first six months of 1996 included $1.0 million of income associated with the settlement of certain litigation during the first quarter of that year.

Non-Interest Expense

    General. The following table sets forth the components of the Company's non-interest expense for the three months and six months ended June 30, 1997 and 1996.

================================================================================
                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                        ----------------------------------------
(In thousands)                              1997      1996      1997      1996
--------------------------------------------------------------------------------
G&A expense:
  Compensation and employee benefits       $34,474   $31,815  $ 69,215  $ 65,791
  Occupancy and equipment, net              13,561    13,434    26,896    26,209
  Other                                     25,655    25,584    49,960    49,027
--------------------------------------------------------------------------------
Total G&A expense                           73,690    70,833   146,071   141,027
ORE expense, net                             1,581     2,159     4,633     4,652
Amortization of mortgage servicing
 assets                                      5,267     4,796    10,469    10,221
Restructuring and merger-related expense        --        --        --     3,504
--------------------------------------------------------------------------------
Total non-interest expense                 $80,538   $77,788  $161,173  $159,404
================================================================================

    G&A Expense. G&A expense amounted to $73.7 million for the second quarter of 1997, an increase of $2.9 million, or 4.0%, from the second quarter of 1996. For the six months ended June 30, 1997, G&A expense was $146.1 million, an increase of $5.0 million, or 3.6%, as compared with the year-earlier period. Factors contributing to the higher G&A expense levels included the ongoing expansion of the Company's mortgage banking operations and other lending activities, the BFS Acquisition, and the implementation of certain other strategic initiatives.

    Compensation and employee benefits expense totaled $34.5 million for the second quarter of 1997 and $69.2 million for the six months ended June 30, 1997, representing increases of $2.7 million, or 8.4%, and $3.4 million, or 5.2%, as compared with the corresponding periods in 1996. The growth in the expense levels was largely attributable to the Company's expansion of its lending operations, the BFS Acquisition, higher commission- and incentive-based compensation levels, and normal merit increases. The Company's full-time equivalent employee complement was 3,011 at June 30, 1997, up from 2,903 one year earlier and 2,872 at December 31, 1996.

    Occupancy and equipment expense, net, amounted to $13.6 million for the second quarter of 1997, up $0.1 million from the comparable quarter of 1996. For the six months ended June 30, 1997, occupancy and equipment expense, net, was $26.9 million, an increase of $0.7 million as compared with the corresponding year-earlier period. These increases reflect, in part, the BFS Acquisition, the continuing enhancement of the Company's technological capabilities, and costs incurred in support of the ongoing expansion of certain of the Company's business activities, the effects of which were partially offset by a variety of factors.

    Other G&A expense was $25.7 million and $50.0 million for the second quarter and first six months of 1997, respectively, as compared with $25.6 million and $49.0 million for the three- and six-month periods ended June 30, 1996, respectively. The increases in the 1997 periods, as compared with the 1996 periods, were due to numerous factors, including the absorption of BFS's operations, the amortization of goodwill associated with the BFS Acquisition, business expansion efforts, and various other strategic initiatives. These factors were partially offset by reduced marketing costs, primarily due to lower television advertising levels, and declines in federal deposit insurance premiums as a result of the enactment of the Deposit Insurance Funds Act of 1996.

    ORE Expense, Net. ORE expense, net, which is impacted by a variety of factors, including the level and type of properties owned and general economic conditions, was $1.6 million for the second quarter of 1997, a decline of $0.6 million, or 26.8%, from the comparable quarter in 1996. For the six months ended June 30, 1997, ORE expense, net, was $4.6 million, virtually unchanged from the corresponding period in 1996. The levels of

ORE expense, net, for the 1997 periods benefited from a reduced level of ORE, primarily as a result of the sales of approximately $13 million of residential ORE during the 1997 second quarter in connection with the NPA Sales, the effects of which were partially offset by a $0.6 million special provision for loss associated with the NPA Sales recorded during the second quarter of 1997.

    The following table presents the significant components of the Company's ORE expense, net, for the three months and six months ended June 30, 1997 and 1996.

=================================================================================
                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                        -----------------------------------------
(In thousands)                              1997       1996       1997      1996
---------------------------------------------------------------------------------
Operating expense, net of rental income     $  987     $1,693    $2,862   $ 3,802
Provision for losses /(1)/                     733        990     2,014     1,880
Net gains on sales                            (139)      (524)     (243)   (1,030)
---------------------------------------------------------------------------------
Total ORE expense, net                      $1,581     $2,159    $4,633   $ 4,652
=================================================================================

(1) The three- and six-month periods ended June 30, 1997 include a $0.6 million provision for losses associated with the NPA Sales.

    Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $5.3 million for the first quarter of 1997 and $10.5 million for the first six months of 1997, up $0.5 million and $0.2 million from the respective periods during 1996. These increases principally reflect the higher level of mortgage servicing assets during the 1997 periods, as compared with the 1996 periods.

    Restructuring and Merger-Related Expense. Restructuring and other expense associated with the Anchor Merger totaled $3.5 million for the six months ended June 30, 1996, all of which was incurred during the first quarter of that year. No such expense was incurred during the first six months of 1997. The expense incurred during the first quarter of 1996 was principally associated with staff reductions, the final phase of the conversion of the Bank's retail banking computer system, and certain computer data center costs.

Income Tax Expense

    Income tax expense amounted to $17.0 million and $38.4 million for the three- and six-month periods ended June 30, 1997, respectively. In comparison, income tax expense for the second quarter and first six months of 1996 was $20.5 million and $39.3 million, respectively. The declines in income tax expense reflect the net impact of changes in pre-tax income, reductions in the Company's effective income tax rates in the 1997 periods as compared with the 1996 periods as a result of various tax planning strategies, and favorable settlements of local income tax issues which reduced income tax expense for the three months and six months ended June 30, 1996 by $0.6 million and $1.3 million, respectively.

    The Company's effective income tax rate was 38.0% for the second quarter of 1997, down from 41.5% for the second quarter of 1996. For the six months ended June 30, 1997 and 1996, the Company's effective income tax rates were 38.7% and 41.2%, respectively.

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

    In evaluating and managing its interest rate risk, the Company employs simulation models to help assess its interest rate risk exposure and the impact, and probability of occurrence, of alternate interest rate scenarios, which consider the effects of adjustable-rate loan indices, periodic and lifetime interest rate adjustment caps, estimated loan prepayments, anticipated deposit retention rates, and other dynamics of the Company's portfolios of interest-earning assets and interest-bearing liabilities. Moreover, in order to reduce its sensitivity to interest rate risk, the Company's investment strategy has emphasized adjustable-rate loans and securities and fixed-rate medium-term securities.

    The measurement of differences (or "gaps") between the Company's interest-earning assets and interest-bearing liabilities that mature or reprice within a given period of time is one indication of the Company's sensitivity to changes in interest rates. A negative gap generally indicates that, in a period of rising interest rates, deposit and borrowing costs will increase more rapidly than the yield on loans and securities and, therefore, reduce net interest income. The opposite effect will generally occur in a declining interest rate environment. Although the Company has a large portfolio of adjustable-rate assets, the protection afforded by such assets in the event of substantial rises in interest rates for extended time periods is limited due to interest rate reset delays, periodic and lifetime interest rate caps, payment caps and the fact that indices used to reprice a portion of the Company's adjustable-rate assets lag changes in market rates. Moreover, in declining interest rate environments or certain shifts in the shape of the yield curve, these assets may prepay at significantly faster rates than otherwise anticipated. It should also be noted that the Company's gap measurement reflects broad judgmental assumptions with regard to repricing intervals for certain assets and liabilities.

    The following table reflects the repricing or maturity of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at June 30, 1997 and December 31, 1996. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS utilized in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-performing loans have been included in the "Over One Through Three Years" category. For the purposes of determining its gap position, the Company, prior to 1997, had assigned its demand deposits and money market deposits to the "One Year or Less" category and spread its savings accounts ratably over a 20-year period. Effective in 1997, the Company modified its interest rate sensitivity assumptions so that its demand deposits, money market deposits and savings accounts are now allocated to the various repricing intervals in the table based on the Company's experience and estimates. In addition, the Company, prior to 1997, had reported its cumulative gap as a percentage of total interest-earning assets. Effective in 1997, the Company is reporting its cumulative gap as a percentage of total assets. Information in the table below for December 31, 1996 has been restated to reflect the changes discussed above.

================================================================================
                                                     Over One
                                                      Through    Over
                                          One Year     Three     Three
(Dollars in millions)                      or Less     Years     Years    Total
--------------------------------------------------------------------------------
June 30, 1997:
  Interest-earning assets:
    Loans                                  $ 5,463     $3,321   $3,039   $11,823
    MBS                                      5,614      1,072      405     7,091
    Other                                       44         13      341       398
--------------------------------------------------------------------------------
  Total interest-earning assets             11,121      4,406    3,785    19,312
--------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Deposits                                 7,756      2,560    3,019    13,335
    Borrowed funds                           4,966        238      296     5,500
--------------------------------------------------------------------------------
  Total interest-bearing liabilities        12,722      2,798    3,315    18,835
--------------------------------------------------------------------------------
  Impact of derivative financial
   instruments                               1,203       (681)    (522)      --
 -------------------------------------------------------------------------------
  Periodic  gap                             $ (398)    $  927   $  (52)    $  477
--------------------------------------------------------------------------------
  Cumulative gap                            $ (398)    $  529    $ 477
--------------------------------------------------------------------------------
  Cumulative gap as a percentage of
   total assets                              (2.0)%       2.6%     2.4%
--------------------------------------------------------------------------------
December 31, 1996:
  Interest-earning assets:
    Loans                                  $ 5,238     $2,948   $2,667   $10,853
    MBS                                      5,167        883      813     6,863
    Other                                       39         16      328       383
--------------------------------------------------------------------------------
  Total interest-earning assets             10,444      3,847    3,808    18,099
--------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Deposits                                 7,194      2,682    2,981    12,857
    Borrowed funds                           4,489        186      140     4,815
--------------------------------------------------------------------------------
  Total interest-bearing liabilities        11,683      2,868    3,121    17,672
--------------------------------------------------------------------------------
  Impact of derivative financial               620       (346)    (274)       --
   instruments
 ------------------------------------------------------------------------------
  Periodic gap                             $  (619)    $  633   $  413   $   427
--------------------------------------------------------------------------------
  Cumulative gap                           $  (619)    $   14   $  427
--------------------------------------------------------------------------------
  Cumulative gap as a percentage of
   total assets                               (3.3)%       --%     2.3%
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

    The following table summarizes, by category of asset or liability being hedged, the notional amount and estimated fair value of derivative financial instruments used by the Company for asset/liability management purposes at June 30, 1997 and December 31, 1996.

=========================================================================================
                                               June 30, 1997          December 31, 1996
                                        ------------------------   ---------------------
                                           Notional    Estimated    Notional    Estimated
(In thousands)                              Amount    Fair Value     Amount    Fair Value
-----------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Residential real estate loans
   receivable                             $1,037,121     $ 1,480   $  438,432     $   414
  Commercial and multifamily real
   estate loans receivable                   330,713      (2,991)     221,784      (3,408)
  MBS held to maturity                        67,122        (227)          --          --
  Securities sold under agreements to
   repurchase                                430,000         593      420,000       1,241
  FHLBNY advances                                 --          --       30,000        (690)
-----------------------------------------------------------------------------------------
Total interest rate swaps                  1,864,956      (1,145)   1,110,216      (2,443)
-----------------------------------------------------------------------------------------
Interest rate caps hedging:
  Residential real estate loans
   receivable                                377,249         154      424,484         527
  MBS available for sale                     170,771          70      192,153         239
  MBS held to maturity                       228,213          93      256,787         319
  Securities sold under agreements to
   repurchase                                361,000       3,013      361,000       4,647
-----------------------------------------------------------------------------------------
Total interest rate caps                   1,137,233       3,330    1,234,424       5,732
-----------------------------------------------------------------------------------------
Options hedging residential real estate
 loans receivable                             40,000         362           --          --
Interest rate futures hedging
 commercial and multifamily
  real estate loans receivable                13,200          60           --          --
-----------------------------------------------------------------------------------------
Total                                     $3,055,389     $ 2,607   $2,344,640     $ 3,289
=========================================================================================

    The table that follows sets forth the contractual maturities of the Company's interest rate swap agreements outstanding at June 30, 1997, as well as the related weighted average interest rates receivable and payable at that date. Variable-rates in the table are assumed to remain constant at their June 30, 1997 levels. All of the Company's outstanding interest rate swaps at June 30, 1997 provide for it to be a fixed-rate payer and a variable-rate receiver based on short-term London Interbank Offered Rates ("LIBOR").

================================================================================
                                                           Weighted Average
                                                    ----------------------------
                                           Notional   Variable-Rate   Fixed-Rate
(Dollars in thousands)                      Amount      Receivable      Payable
--------------------------------------------------------------------------------
Maturing in the year ending December 31:
  1997                                    $  495,062           5.75%        5.45%
  1998                                       394,495           5.69         6.28
  1999                                       341,645           5.71         6.39
  2000                                       139,664           5.70         6.43
  2001                                       275,781           5.69         6.47
  Thereafter                                 218,309           5.69         6.64
--------------------------------------------------------------------------------
Total                                     $1,864,956           5.71%        6.16%
================================================================================

    Under each of its outstanding interest rate cap agreements at June 30, 1997, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty at specified dates in the amount by which a specified market interest rate is higher than a designated cap interest rate, as applied to the notional amount of the agreement. The Company, at June 30, 1997, had outstanding interest rate cap agreements with a notional amount of $766.2 million that were entered into in order to hedge the periodic and lifetime interest rate caps embedded in certain of its adjustable-rate residential real estate loans and MBS. Each such agreement is amortizing in nature and provides for the Company to receive cash payments from the counterparty when the weekly average yield of the one-year constant maturity Treasury Index ("CMT") rises above a specified cap interest rate. At June 30, 1997, the one-year CMT was 5.67% and the weighted average specified cap interest rate on these agreements was 8.00%. In addition, at June 30, 1997, the Company had interest rate cap agreements outstanding with a notional amount of $361.0 million that were entered into for the purpose of locking-in maximum interest costs on certain of its securities sold under agreements to repurchase. These interest rate cap agreements, the notional amounts of which do not change during their term, provide for the Company to receive cash payments when the one-month LIBOR, which was 5.69% at June 30, 1997, rises above a specified cap interest rate. At June

30, 1997, the weighted average specified cap interest rate on these agreements was 7.04%. Unamortized premiums on the Company's outstanding interest rate cap agreements amounted to $9.5 million at June 30, 1997.

    The following table sets forth the contractual maturities of the Company's interest rate cap agreements outstanding at June 30, 1997. Certain of the amounts set forth in the table are subject to change in the event that specified cap interest rates exceed the specified interest rates.

====================================================
                                           Notional
(In thousands)                              Amount
----------------------------------------------------
Maturing in the year ending December 31:
  1997                                    $  127,842
  1998                                       439,399
  1999                                       373,992
  2001                                       196,000
----------------------------------------------------
Total                                     $1,137,233
====================================================

    The Company's use of derivative financial instruments for asset/liability management purposes resulted in reductions of net interest income for the three- and six-month periods ended June 30, 1997 of $4.6 million and $9.5 million, respectively, as compared with reductions of net interest income during the comparable periods in 1996 of $3.9 million and $7.4 million, respectively.

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

    The following table summarizes, at June 30, 1997 and December 31, 1996, the notional amount and estimated fair value of derivative financial instruments used by the Company in connection with its mortgage banking activities.

=======================================================================
                             June 30, 1997         December 31, 1996
                      -------------------------------------------------
                         Notional    Estimated    Notional   Estimated
(In thousands)            Amount    Fair value     Amount    Fair value
-----------------------------------------------------------------------
Forward contracts       $  334,539     $(2,154)  $  136,770        $575
Options                    147,500        (120)      40,000          64
Interest rate floors       892,198          13      996,498          77
-----------------------------------------------------------------------
Total                   $1,374,237     $(2,261)  $1,173,268        $716
=======================================================================

    Under each of its interest rate floor agreements, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty when either the five- or ten-year CMT, which were 6.40% and 6.51%, respectively, at June 30, 1997, declines below a designated floor interest rate. At June 30, 1997, interest rate floor agreements with a notional amount of $161.8 million were indexed to the five-year CMT and had a weighted average designated floor interest rate of 5.30%, and $730.4 million were indexed to the ten-year CMT and had a weighted average designated floor interest rate of 5.54%. The Company's interest rate floor agreements outstanding at June 30, 1997 terminate at various dates from August 1998 through October 1999. At June 30, 1997, unamortized premiums on the Company's outstanding interest rate floor agreements amounted to $0.5 million.

MANAGEMENT OF CREDIT RISK

General

    The Company's major exposure to credit risk results from the possibility that it will not recover amounts due from borrowers or issuers of securities. The Company also is subject to credit risk in connection with its utilization of derivative financial instruments. The Company has a process of credit risk controls and management procedures by which it monitors and manages its level of credit risk.

Non-Performing Assets

    The Company's non-performing assets consist of non-accrual loans and ORE, net. Loans modified in a troubled debt restructuring ("TDR") that have demonstrated a sufficient payment history to warrant return to performing status are not included within non-accrual loans (see "Loans Modified in a TDR").

    The Company generally has pursued a loan-by-loan/property-by-property disposition strategy with respect to its non-performing assets, while also considering the appropriateness of alternate disposition strategies, including bulk sales of non-performing assets. During the second quarter of 1997, the Company sold approximately $126 million of its non-performing residential real estate assets in the NPA Sales. As a result, non-performing assets, which amounted to $127.1 million at June 30, 1997 (including $9.3 million resulting from the BFS Acquisition), declined $117.8 million, or 48.1%, since year-end 1996. At June 30, 1997, non-performing assets represented 0.63% of total assets and non-accrual loans represented 0.89% of loans receivable, down from 1.30% and 1.78%, respectively, at December 31, 1996. Although the NPA Sales substantially reduced the Company's non-performing residential real estate assets, certain residential real estate loans will continue to enter non-performing status and, due to the generally significant amount of time necessary to resolve loans that become non-performing, new non-performing loans initially may exceed exits from the existing portfolio. Accordingly, non-performing residential real estate assets may increase in the near term.

    The following table presents the components of the Company's non-performing assets at June 30, 1997 and December 31, 1996.

=================================================================
                                          June 30,   December 31,
(In thousands)                              1997         1996
-----------------------------------------------------------------
Non-accrual loans:
  Residential real estate                 $ 65,092       $163,791
  Commercial and multifamily real estate    31,728         21,047
  Consumer                                   5,952          6,645
  Business                                     369            107
-----------------------------------------------------------------
Total non-accrual loans                    103,141        191,590
-----------------------------------------------------------------
ORE, net:
  Residential real estate                   10,338         36,182
  Commercial and multifamily real estate    16,059         20,367
  Allowance for losses                      (2,460)        (3,294)
-----------------------------------------------------------------
Total ORE, net                              23,937         53,255
-----------------------------------------------------------------
Total non-performing assets               $127,078       $244,845
=================================================================

    During the first six months of 1997, the Company expanded its lending activities and product mix and anticipates that such expansion efforts will continue. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loan portfolio, which the Company expects will continue to change over time.

    The level of loans delinquent less than 90 days may, to some degree, be a leading indicator of future levels of non-performing assets. The following table sets forth, at June 30, 1997, such delinquent loans of the Company, net of those already in non-performing status.

=====================================================================
                                          Delinquency Period
                                        --------------------

                                           30 - 59   60 - 89
(In thousands)                                Days      Days    Total
---------------------------------------------------------------------
Residential real estate loans             $ 36,462  $ 16,097  $52,559
Commercial and multifamily real estate       5,517     1,812    7,329
 loans
Consumer loans                               4,304     1,265    5,569
Business loans                                  51        --       51
---------------------------------------------------------------------
Total                                     $ 46,334  $ 19,174  $65,508
=====================================================================

Loans Modified in a TDR

    When borrowers encounter financial hardship but are able to demonstrate to the Company's satisfaction an ability and willingness to resume regular monthly payments, the Company may provide them with an opportunity to restructure the terms of their loans. These arrangements, which are negotiated individually, generally provide for interest rates that are lower than those initially contracted for, but which may be higher or lower than current market interest rates for loans with comparable risk, and may, in some instances, include a reduction in the principal amount of the loan. The Company evaluates the costs associated with any particular restructuring arrangement and may enter into such an arrangement if it believes it is economically beneficial for the Company to do so.

    The following table sets forth, at June 30, 1997 and December 31, 1996, the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans.

================================================================
                                          June 30,  December 31,
(In thousands)                              1997        1996
----------------------------------------------------------------
Residential real estate loans             $ 39,239      $ 42,684
Commercial and multifamily real estate     149,544       170,323
 loans
----------------------------------------------------------------
Total                                     $188,783      $213,007
================================================================

Impaired Loans

    The table below sets forth information regarding the Company's impaired loans at June 30, 1997 and December 31, 1996. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement.


================================================================================================================
                                                    June 30, 1997                     December 31, 1996
                                        -----------------------------------  -----------------------------------
                                                       Related                             Related
                                                      Allowance                           Allowance
                                           Recorded    for Loan      Net       Recorded    for Loan      Net
(In thousands)                            Investment    Losses    Investment  Investment    Losses    Investment
----------------------------------------------------------------------------------------------------------------
Residential real estate loans:
  With a related allowance                   $ 1,599    $  (100)     $ 1,499     $ 3,290    $  (206)     $ 3,084
  Without a related allowance                  3,680         --        3,680      11,322         --       11,322
----------------------------------------------------------------------------------------------------------------
Total residential real estate loans            5,279       (100)       5,179      14,612       (206)      14,406
----------------------------------------------------------------------------------------------------------------
Commercial and multifamily real estate
 loans:
  With a related allowance                    32,486     (4,334)      28,152      39,388     (3,919)      35,469
  Without a related allowance                  6,572         --        6,572       8,752         --        8,752
----------------------------------------------------------------------------------------------------------------
Total commercial and multifamily real
 estate loans                                 39,058     (4,334)      34,724      48,140     (3,919)      44,221
----------------------------------------------------------------------------------------------------------------
Business loans with a related allowance          369       (142)         227         107        (53)          54
----------------------------------------------------------------------------------------------------------------
Total impaired loans                         $44,706    $(4,576)     $40,130     $62,859    $(4,178)     $58,681
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

    The following table sets forth the activity in the Company's allowance for loan losses for the three months and six months ended June 30, 1997 and 1996.

===================================================================================
                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                        -------------------------------------------
(In thousands)                              1997       1996       1997       1996
-----------------------------------------------------------------------------------
Balance at beginning of period            $103,223   $127,193   $106,495   $128,295
Provision charged to operations /(1)/       23,000     10,250     33,000     20,750
Allowance for loan losses acquired in
 the BFS Acquisition                        13,249         --     13,249         --
Charge-offs:
  Residential real estate loans /(2)/      (39,520)   (10,572)   (51,228)   (20,439)
  Commercial and multifamily real             (237)    (3,224)    (2,655)    (5,729)
   estate loans
  Consumer loans                            (1,131)    (1,238)    (2,212)    (2,683)
  Business loans                                --         --         --         (8)
-----------------------------------------------------------------------------------
Total charge-offs                          (40,888)   (15,034)   (56,095)   (28,859)
-----------------------------------------------------------------------------------
Recoveries:
  Residential real estate loans                861      1,617      2,108      2,788
  Commercial and multifamily real
   estate loans                              1,039        180      1,193        492
  Consumer loans                               525        690      1,005      1,364
  Business loans                                17          6         71         72
-----------------------------------------------------------------------------------
Total recoveries                             2,442      2,493      4,377      4,716
-----------------------------------------------------------------------------------
Net charge-offs                            (38,446)   (12,541)   (51,718)   (24,143)
-----------------------------------------------------------------------------------
Balance at end of period                  $101,026   $124,902   $101,026   $124,902
===================================================================================

(1) The three- and six-month periods ended June 30, 1997 include a provision of $14.0 million associated with the NPA Sales.
(2) The three- and six-month periods ended June 30, 1997 include charge-offs of $35.8 million associated with the NPA Sales.

    At June 30, 1997, the allowance for loan losses represented 0.87% of loans receivable, down from 0.99% at the end of 1996 and 1.23% at June 30, 1996. The allowance for loan losses was 97.9% of non-accrual loans at the end of June 1997, up from 55.6% and 51.1% at December 31, 1996 and June 30, 1996, respectively.

Loans Sold with Recourse

    In the past, the Company sold certain residential and multifamily real estate loans with limited recourse. At June 30, 1997, the balance of loans sold with recourse amounted to $701.1 million, down from $751.5 million at December 31, 1996. The Company's related maximum potential recourse exposure was approximately $185 million at June 30, 1997, as compared with approximately $196 million at the end of 1996. Of the loans sold with recourse at June 30, 1997, $9.0 million were delinquent 90 days or more. During the first six months of 1997, the Company repurchased loans sold with recourse totaling $9.7 million.

MBS

    In general, the Company's MBS carry a significantly lower credit risk than its loans receivable. Of the $7.1 billion aggregate carrying value of the Company's MBS available for sale and held to maturity at June 30, 1997, approximately 31% were issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"). The Company's privately-issued MBS, which have been issued by entities other than FHLMC, GNMA and FNMA, have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Privately-issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool.

    During 1996 and 1995, the Company recognized losses of $4.7 million and $3.3 million, respectively, associated with the other than temporary impairment in value of certain privately-issued MBS. No such losses were incurred during the first six months of 1997. The losses in 1996 and 1995 were necessitated by the erosion in the underlying credit enhancements, coupled with the Company's projections of estimated future losses on the securities. No assurance can be given that future losses on these securities, the carrying value of which amounted to approximately $83 million at June 30, 1997, will not be incurred. While substantially all of the $4.9 billion of privately-issued MBS held by the Company at June 30, 1997 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained, and the Company cannot predict whether losses will or will not be recognized on any such securities.

Derivative Financial Instruments

    The credit risk from the Company's derivative financial instruments arises from the possible default by a counterparty on its contractual obligations. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. The Company has established policies and procedures limiting its credit exposure to counterparties of derivative financial instrument agreements, which include consideration of credit ratings on a continuous basis, collateral requirements and exposure to any one counterparty, among other issues. In addition, as deemed necessary, the Company may enter into master netting agreements, under which it may offset payable and receivable positions, to the extent they exist, with the same counterparty in the event of default. There were no past due amounts related to the Company's derivative financial instruments at June 30, 1997 or December 31, 1996.

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

LOAN PRODUCTION

    The Company's total loan production amounted to $1.2 billion during the second quarter of 1997, up from $812.7 million in the immediately preceding quarter and up from $863.9 million in the second quarter of 1996. For the first six months of 1997, total loan production was $2.0 billion, representing growth of $154.4 million as compared with the corresponding period in 1996.

    Residential real estate loan production of $997.3 million for the second quarter of 1997 increased $359.7 million, or 56.4%, as compared with the first quarter of the year and increased $290.5 million, or 41.1%, as compared with the second quarter of 1996. These increases largely reflect the impact of the Company's recent restructuring of its mortgage banking operations. As part of this restructuring, the Company increased its number of approved brokers and correspondents to 844 and 150, respectively, at June 30, 1997 from 451 and 26, respectively, at year-end 1996. For the first six months of 1997, the Company produced $1.6 billion of residential real estate loans, up slightly from the comparable period in 1996.

    Total commercial and multifamily real estate loan production of $85.4 million for the second quarter of 1997, was up 22.8% from the comparable quarter of 1996. For the first six months of 1997, total commercial and multifamily real estate loan production was $147.6 million, an increase of 46.9% as compared with the same period one year ago.

    Consumer loan originations increased to $121.0 million and $221.2 million for the three- and six-month periods ended June 30, 1997 from $81.5 million and $154.8 million during the respective periods in 1996, primarily attributable to increased production of home equity loans. During the second quarter and first six months of 1997, originations of home equity loans increased $39.3 million, or 87.7%, and $66.2 million, or 84.2%, as compared with the respective prior year periods.

    The Company has also experienced growth in its business loan production levels, which increased $9.0 million and $17.6 million during the three- and six-month periods ended June 30, 1997, as compared with the corresponding year-earlier periods.

    The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the three months and six months ended June 30, 1997 and 1996.


======================================================================================
                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                        ----------------------------------------------
(In thousands)                               1997       1996       1997        1996
--------------------------------------------------------------------------------------
Residential real estate loan production:
  Originated                              $  765,236  $685,453  $1,296,316  $1,459,245
  Purchased                                  232,102    21,369     338,667     152,485
--------------------------------------------------------------------------------------
Total residential real estate loan
 production                                  997,338   706,822   1,634,983   1,611,730
--------------------------------------------------------------------------------------
Commercial and multifamily real estate
 loans originated:
  Commercial real estate loans                32,532    26,349      80,055      39,839
  Multifamily real estate loans               52,837    43,170      67,590      60,667
--------------------------------------------------------------------------------------
Total commercial and multifamily real
 estate loans originated                      85,369    69,519     147,645     100,506
--------------------------------------------------------------------------------------
Consumer loans originated:
  Home equity loans                           84,138    44,832     144,758      78,585
  Other consumer loans                        36,867    36,620      76,424      76,206
--------------------------------------------------------------------------------------
Total consumer loans originated              121,005    81,452     221,182     154,791
--------------------------------------------------------------------------------------
Business loans originated                     15,108     6,118      27,747      10,149
--------------------------------------------------------------------------------------
Total loan production                     $1,218,820  $863,911  $2,031,557  $1,877,176
======================================================================================

FINANCIAL CONDITION

General

    The Company's total assets amounted to $20.1 billion at June 30, 1997, an increase of $1.2 billion, or 6.4%, from December 31, 1996. This growth reflected, among other factors, the BFS Acquisition and the investment of the proceeds from the issuance of the Series A Capital Securities.

Securities

    The Company's securities available for sale amounted to $3.2 billion at June 30, 1997, an increase of $577.2 million, or 22.3%, since December 31, 1996. Purchases of securities available for sale during the six months ended June 30, 1997 amounted to $1.2 billion, all of which were MBS. Sales of securities available for sale during the first six months of 1997 totaled $347.4 million, including $340.5 million of MBS.

    Securities held to maturity by the Company, which amounted to $4.0 billion at June 30, 1997, declined $349.0 million, or 8.0%, during the first six months of 1997. The Company purchased $75.9 million of securities held to maturity during the six months ended June 30, 1997, substantially all of which were MBS.

    The following table summarizes the amortized cost and estimated fair value of securities available for sale and securities held to maturity at June 30, 1997 and December 31, 1996.


========================================================================================
                                              June 30, 1997         December 31, 1996
                                        ------------------------------------------------
                                          Amortized   Estimated   Amortized   Estimated
(In thousands)                               Cost     Fair Value     Cost     Fair Value
----------------------------------------------------------------------------------------
Securities Available for Sale:
  Debt securities:
    MBS:
      Pass-through securities:
        Privately-issued                  $1,074,576  $1,065,384  $1,232,276  $1,228,264
        FNMA                               1,568,032   1,577,128     916,452     919,346
        FHLMC                                236,356     238,981     165,540     167,073
        GNMA                                 193,885     197,171     185,166     187,006
      Interest-only                            1,709       1,162       1,850       1,291
----------------------------------------------------------------------------------------
    Total MBS                              3,074,558   3,079,826   2,501,284   2,502,980
----------------------------------------------------------------------------------------
    U.S. government and federal agency        25,503      25,467      18,117      17,969
    State and municipal                       43,012      42,030      44,322      43,307
    Domestic corporate                        10,765      10,656      15,467      15,328
----------------------------------------------------------------------------------------
  Total debt securities                    3,153,838   3,157,979   2,579,190   2,579,584
----------------------------------------------------------------------------------------
  Equity securities                            8,968       8,754      10,343       9,988
----------------------------------------------------------------------------------------
Total securities available for sale       $3,162,806  $3,166,733  $2,589,533  $2,589,572
========================================================================================
Securities Held to Maturity:
  MBS:
    Pass-through securities:
      Privately-issued                    $2,280,290  $2,231,670  $2,520,013  $2,464,840
      FHLMC                                   38,884      39,551      44,711      44,942
    Collateralized mortgage obligations:
      Privately-issued                     1,573,405   1,548,196   1,670,983   1,644,120
      FNMA                                    94,390      93,387      94,412      93,649
      FHLMC                                   24,095      23,750      30,089      29,648
----------------------------------------------------------------------------------------
  Total MBS                                4,011,064   3,936,554   4,360,208   4,277,199
----------------------------------------------------------------------------------------
  Other debt securities                        3,942       3,024       3,763       2,738
----------------------------------------------------------------------------------------
Total securities held to maturity         $4,015,006  $3,939,578  $4,363,971  $4,279,937
========================================================================================

Loans Receivable

    The Company's total loans receivable, exclusive of the allowance for loan losses, amounted to $11.6 billion at June 30, 1997, up 8.0% from $10.7 billion at the end of 1996. Contributing to this increase was the impact of the BFS Acquisition, in connection with which the Company acquired approximately $590 million of loans. A significant component of the Company's current operating strategy is to seek continuing growth in its loans receivable portfolio.

    Residential real estate loans, which consist of one-to-four family first mortgage loans and cooperative apartment loans, represented 72.6% of the loans receivable portfolio at June 30, 1997. This segment of the loans receivable portfolio rose $342.0 million as compared with the level at December 31, 1996 and amounted to $8.4 billion at June 30, 1997. Total residential real estate loan production for portfolio totaled $1.0 billion during the first six months of 1997.

    The Company's commercial and multifamily real estate loans receivable portfolio amounted to $2.4 billion at June 30, 1997, which represents growth, primarily due to the BFS Acquisition, of $529.5 million, or 28.1%, as compared with the level at the end of 1996. At June 30, 1997, commercial and multifamily real estate loans represented 20.8% of the total loans receivable portfolio, as compared with 17.6% of the total loans receivable portfolio at December 31, 1996.

    The Company's consumer loans receivable portfolio of $711.3 million at June 30, 1997 decreased $23.0 million from year-end 1996, largely due to the repurchase of the Company's portfolio of third-party originated automobile loans by the seller. However, home equity loans rose $23.9 million since December 31, 1996 and amounted to $562.0 million at June 30, 1997. Home equity loans represented approximately 79% of the consumer loans receivable portfolio at that date, up from approximately 73% at the end of 1996. The Company's efforts to expand its home equity loan portfolio continue to be impacted by a high level of principal repayments. At June 30, 1997, unused home equity lines of credit amounted to approximately $385 million.

    The Company's business loans receivable amounted to $50.0 million at June 30, 1997. This represents a 17.5% increase from the $43.1 million outstanding at December 31, 1996.

Deposits

    At June 30, 1997, the Bank operated 91 branches, comprised of 90 branches in the greater New York metropolitan area and one branch in Florida. The Company experienced deposit growth of $478.5 million, or 3.7%, since December 31, 1996, largely due to the BFS Acquisition. In connection with this acquisition, the Company acquired five New York City branches and $447.1 million of deposits. At June 30, 1997, approximately 66% of the Bank's deposits were assessable by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") and approximately 34% of its deposits were assessable by the Savings Association Insurance Fund of the FDIC, in each case insured up to applicable limits.

    The following table sets forth a summary of the Company's deposits at June 30, 1997 and December 31, 1996.

===========================================================================
                               June 30, 1997           December 31, 1996
                        ---------------------------------------------------
                                       Percentage                Percentage
(Dollars in thousands)      Amount      of Total      Amount      of Total
---------------------------------------------------------------------------
Demand                    $ 1,264,283         9.5%  $ 1,130,863         8.8%
Savings                     2,528,559        19.0     2,460,367        19.1
Money market                1,942,830        14.5     2,007,448        15.6
Time                        7,599,527        57.0     7,258,061        56.5
---------------------------------------------------------------------------
Total deposits            $13,335,199       100.0%  $12,856,739       100.0%
===========================================================================

Borrowed Funds

    The Company's total borrowed funds were $5.5 billion at June 30, 1997, an increase of $685.1 million, or 14.2%, from the level at December 31, 1996. This increase reflects the funding of the Company's asset growth, including through the BFS Acquisition, together with the issuance of the Series A Capital Securities.

    The following table summarizes the Company's total borrowed funds at June 30, 1997 and December 31, 1996.

===========================================================================================
                                               June 30, 1997           December 31, 1996
                                        ---------------------------------------------------
                                                       Percentage                Percentage
(Dollars in thousands)                      Amount      of Total      Amount      of Total
-------------------------------------------------------------------------------------------
Securities sold under agreements to
 repurchase                                $4,265,905        77.5%   $3,550,234        73.7%
FHLBNY advances                               688,218        12.5       925,139        19.2
Senior notes                                  197,693         3.6       197,584         4.1
Series A Capital Securities                   196,477         3.6            --          --
Other                                         151,991         2.8       142,234         3.0
-------------------------------------------------------------------------------------------
Total borrowed funds                       $5,500,284       100.0%   $4,815,191       100.0%
===========================================================================================

    Securities sold under agreements to repurchase are subject to various risks, including those relating to the financial strength of the counterparty to the transaction and the difference between the carrying value of the securities sold and the amount of funds obtained. The Company monitors the risks associated with its securities sold under agreements to repurchase on an ongoing basis.

    During the second quarter of 1997, Dime Capital, in an underwritten public offering, issued $200.0 million in principal amount of Series A Capital Securities, representing preferred beneficial interests in Dime Capital. For a further discussion of the Series A Capital Securities, see Note 3 of Notes to Consolidated Financial Statements.

Stockholders' Equity

    Stockholders' equity amounted to $1.1 billion at June 30, 1997, an increase of $37.0 million from December 31, 1996. Although the Company recorded net income of $60.7 million during the six months ended June 30, 1997, growth in stockholders' equity was limited principally by the $27.5 million cost of 1,655,200 shares of Common Stock repurchased during the period in connection with a repurchase program announced during the 1996 fourth quarter and a cash dividend declared in April 1997 on the Common Stock (see below). At June 30, 1997, stockholders' equity represented 5.27% of total assets and tangible stockholders' equity represented 5.04% of total tangible assets, as compared with 5.42% and 5.37%, respectively, at the end of 1996. The Company's book value per common share and tangible book value per common share amounted to $10.21 and $9.74, respectively, at June 30, 1997, as compared with $9.76 and $9.67, respectively, at December 31, 1996.

    The Common Stock repurchase program announced during the fourth quarter of 1996 was completed early in the third quarter of 1997. In total, 5,413,000 shares of Common Stock were repurchased under this program at an average cost per share of $15.82.

    In June 1997, the Holding Company, in connection with the NAMC Acquisition, announced a program to repurchase up to approximately 6.9 million additional shares of Common Stock. Such repurchases will be made over time at prevailing prices in the open market or in privately-negotiated transactions.

    On April 25, 1997, the Board of Directors of the Holding Company declared a cash dividend on the Common Stock of $0.04 per share, which resulted in a $4.2 million reduction in stockholders' equity. This dividend was paid on June 16, 1997. On July 24, 1997, the Holding Company's Board of Directors declared an additional cash dividend of $0.04 per share on the Common Stock, which is expected to be paid on September 8, 1997 to holders of record of the Common Stock as of the close of business on August 14, 1997.

LIQUIDITY

    The liquidity position of the Company is managed pursuant to established policies and guidelines and is monitored on a continuous basis. The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet deposit withdrawals, loan and investment funding commitments, the repayment of borrowed funds, and other obligations and expenditures.

    The Company's sources of liquidity include principal repayments on loans and MBS, borrowings through securities sold under agreements to repurchase and the FHLBNY, deposits, sales of loans in connection with mortgage banking activities, sales of securities available for sale, and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs, although it has not utilized this funding source in the past.

    Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision ("OTS"), its primary regulator. During the first six months of 1997, the Bank paid dividends of $64.0 million to the Holding Company.

    On May 6, 1997, Dime Capital issued $200.0 million of Series A Capital Securities, representing preferred beneficial interests in Dime Capital, in an underwritten public offering and $6.2 million of beneficial interests represented by its common securities to the Holding Company. In connection therewith, Dime Capital purchased $206.2 million of Series A Subordinated Debentures from the Holding Company.

    Pursuant to regulations promulgated by the OTS, the Bank is required to maintain (i) a ratio of average eligible liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 5.0% and (ii) a ratio of average eligible short-term liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 1.0%. For the month of June 1997, the Bank's average liquidity ratio was 5.1% and its average short-term liquidity ratio was 4.5%.

REGULATORY CAPITAL

    Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, leverage capital of at least 3.00% of adjusted total assets, and total risk-based capital of at least 8.00% of risk-weighted assets (the "Capital Adequacy Regulations"). As detailed in the table below, the Bank was in compliance with the Capital Adequacy Regulations at June 30, 1997.

    Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.00%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At June 30, 1997, the Bank met the published standards for a well capitalized designation under these regulations.

    The following table sets forth the regulatory capital position of the Bank at June 30, 1997 and December 31, 1996. The declines in the Bank's regulatory capital ratios from year-end 1996 to June 30, 1997 reflected asset growth during the period, due in part to the BFS Acquisition, coupled with the deduction from regulatory capital of the goodwill arising from the BFS Acquisition.

==============================================================================
                                          Bank Regulatory Capital
                           ---------------------------------------------------
                                  June 30, 1997           December 31, 1996
                           ---------------------------------------------------
(Dollars in thousands)         Amount    Ratio /(1)/     Amount    Ratio /(1)/
------------------------------------------------------------------------------
Tangible capital             $1,130,652         5.66%  $1,139,443         6.06%
Leverage capital              1,130,652         5.66    1,139,443         6.06
Tier 1 risk-based capital     1,130,652        11.05    1,139,443        11.96
Total risk-based capital      1,231,678        12.03    1,245,938        13.08
==============================================================================

(1) The tangible capital and leverage capital ratios are to adjusted total assets of $20.0 billion and $18.8 billion at June 30, 1997 and December 31, 1996, respectively. The tier 1 risk-based capital and total risk-based capital ratios are to total risk-weighted assets of $10.2 billion and $9.5 billion at June 30, 1997 and December 31, 1996, respectively.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

    From 1982 to 1985, Anchor Savings had acquired eight FSLIC-insured institutions that were in danger of failing and causing a loss to the FSLIC. Four institutions were acquired with some financial assistance from the FSLIC and four were unassisted "supervisory" cases. In acquiring the institutions, Anchor Savings assumed liabilities determined to exceed the assets it acquired by over $650 million at the dates of the respective acquisitions. The difference between the fair values of the assets acquired and the liabilities assumed in the transactions were recorded on Anchor Savings' books as goodwill. At the time of these acquisitions, the FSLIC had agreed that this supervisory goodwill was to be amortized over periods of up to 40 years. Without that agreement, Anchor Savings would not have made the acquisitions. When the capital regulations imposed under FIRREA became effective, Anchor Savings still had over $518 million of supervisory goodwill on its books and approximately 20 years remaining to amortize it under the agreements with FSLIC. The FIRREA-mandated capital requirements excluded all but approximately $124 million of Anchor Savings' supervisory goodwill, over $42 million attributable to the FSLIC contribution in one acquisition, and, until the formation of Anchor Bancorp, Inc. in 1991, $157 million associated with preferred stock issued to the FSLIC as a result of one of the acquisitions. FIRREA also required the remaining supervisory goodwill to be eliminated by December 31, 1994 for regulatory capital purposes. The elimination of the supervisory goodwill resulted in severe limitations on Anchor Savings' activities and required the disposition of valuable assets under liquidation-like circumstances, as a result of which Anchor Savings was damaged. The complaint asks that the government make Anchor Savings whole for the effects of the loss, which are estimated to exceed substantially the goodwill remaining at the time FIRREA was enacted.

    There are approximately 130 cases involving similar issues pending in the United States Court of Federal Claims, which has entered summary judgment for the plaintiffs as to liability, but not damages, in three of the cases. Those cases, referred to as the Winstar cases, were appealed to the United States Supreme Court, which, on July 1, 1996, affirmed the decision that the government was liable for breach of contract.

    All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the Anchor Merger), have been assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases, which imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the government's actions with that contract in each of the related transactions. The government has disputed the existence of a contract in each case and cross-moved for summary judgment. The government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997, but no timetable has been set for disposition of the Bank's motions and the government cross-motions. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court indicated it would issue its order on those common issues in early September 1997. If the Court's rulings are favorable, the Bank expects to avail itself of a procedure to have those determinations applied in its case as part of the determination of its pending summary judgment motions. It is not possible to predict whether any of the Bank's partial summary judgment motions will be granted or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

    The Court has ordered that certain discovery proceed during the last five months of 1997. The government is required to produce certain documents relating to unassisted acquisitions of failing institutions effected by the Bank and five other plaintiffs. In addition, the Court has directed that full discovery of facts common to all pending cases be conducted. Such discovery will include materials concerning the policies and procedures of the Federal Home Loan Bank Board (the predecessor of the OTS) and the FSLIC during the thrift crisis of the 1980's, when the transactions that are the subject of the litigation occurred. In addition, the common discovery will include generally applicable information concerning the operations of the FSLIC that will be relevant under certain damage theories.

    Commencing in January 1998, the oldest 30 of the pending cases (after excluding certain specific cases) that elect to proceed will be allowed to commence full discovery as to liability and damages in their cases. The case-specific discovery will continue for one year, unless extended by the Court. The second 30 cases will start discovery in 1999, and so on. Discovery of damage experts will follow the fact discovery in each case. Cases will not be assigned to trial judges until after the fact discovery is completed. The Bank believes the date on which it filed its complaint will place it about 36th among the cases. Consequently, if six or more of the cases filed earlier elect not to proceed at this time, the Bank will be among the cases to commence full discovery in January 1998. Since a number of the cases filed prior to the Bank's claim have not been actively prosecuted, the Bank believes there is a reasonable possibility that its case will be among the first 30 to start discovery.

    There have been no decisions determining damages in any of the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages is expected to be concluded by the end of 1997, and the second is scheduled to commence in January 1998. It is likely that any determination of damages by the Court of Federal Claims will be appealed. It is impossible to predict the measure of damages that will be upheld in cases in which liability is found. The Company, nevertheless, believes that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, that, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted.


ITEM 2. CHANGES IN SECURITIES

    As previously stated herein, on May 6, 1997, Dime Capital issued the Series A Capital Securities in a public offering. The proceeds of this offering were used to purchase the Series A Subordinated Debentures of the Holding Company.

    The Series A Subordinated Debentures were issued pursuant to the terms of the Junior Subordinated Indenture, dated as of May 6, 1997, between the Holding Company and The Chase Manhattan Bank ("Chase"), as trustee (the "Indenture"). In addition, the Holding Company is a party to a Guarantee Agreement, dated as of May 6, 1997, with Chase, as guarantee trustee (the "Guarantee"), with respect to Dime Capital.

    Under the terms of the Indenture, the Holding Company is generally prohibited from taking certain actions, including declaring or paying any dividends or distributions on, or repurchasing any, Common Stock if, at the time thereof: (i) there has occurred a default under the Indenture and the Holding Company has not taken affirmative steps to cure such default; (ii) the Holding Company is in default with respect to its payment of any obligations under the Guarantee; or (iii) the Holding Company elects to defer the payment of interest on the Series A Subordinated Debentures as allowed under the terms of the Indenture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Holding Company's Annual Meeting of Stockholders was held on May 7, 1997 (the "Annual Meeting"). The following matters received the number of affirmative votes, negative votes, withheld votes, abstentions, and broker non-votes set forth below.

(a)  Election of five directors:

     The following individuals were duly elected as directors of the Holding Company for three year terms:

                           Affirmative  Withheld
                              Votes       Votes
                           -----------  ---------
J. Barclay Collins II       84,710,119  1,451,645
James F. Fulton             84,641,329  1,520,435
Virginia M. Kopp            84,619,393  1,542,371
Salley Hernandez-Pinero     84,631,346  1,530,418
Lawrence J. Toal            84,724,262  1,437,502

(b) The approval of the Dime Bancorp, Inc. 1997 Stock Incentive Plan for Outside Directors was ratified after receiving 70,366,197 affirmative votes, which was more than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 13,468,575 negative votes and 0 withheld votes, with 2,326,992 abstentions and 0 broker non-votes.

(c) The appointment of KPMG Peat Marwick LLP as independent public accountants was ratified after receiving 84,969,588 affirmative votes, which was more than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 285,550 negative votes and 0 withheld votes, with 906,626 abstentions and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

    During the second quarter of 1997, the Company announced that Anthony R. Burriesci was appointed Chief Financial Officer of the Holding Company and the Bank, effective as of July 1, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit 2  -- NAMC Merger Agreement

     Exhibit 3  -- By-laws of the Holding Company

     Exhibit 27 -- Financial Data Schedule

(B)  REPORTS ON FORM 8-K

         On April 23, 1997, the Holding Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K, which reported that, on April 22, 1997, it issued a press release announcing its preliminary financial results for the first quarter of 1997.

         On April 25, 1997, the Holding Company filed with the Commission a Current Report on Form 8-K, which reported that, on April 25, 1997, it issued a press release announcing that its Board of Directors declared a cash dividend of $0.04 per share on the Common Stock to be paid on June 16, 1997 to stockholders of record as of the close of business on May 16, 1997.

         On May 9, 1997, the Holding Company filed with the Commission a Current Report on Form 8-K, which reported that, on May 1, 1997, it had issued a press release announcing the consummation of the BFS Acquisition.

         On June 16, 1997, the Holding Company filed with the Commission a Current Report on Form 8-K, which reported that, on May 6, 1997, Dime Capital issued the Series A Capital Securities.

         On June 23, 1997, the Holding Company filed with the Commission a Current Report on Form 8-K, which reported that, (i) on June 22, 1997, the Holding Company, the Bank, and NAMC entered into a definitive agreement providing for the acquisition of NAMC by the Holding Company (the "Original NAMC Merger Agreement") and (ii) the Holding Company, in connection with the NAMC Acquisition, announced, in a press release dated June 23, 1997, a program to repurchase up to 6.9 million shares of Common Stock.

         On June 27, 1997, the Holding Company filed with the Commission a Current Report on Form 8-K, which attached a copy of the Original NAMC Merger Agreement.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIME BANCORP, INC.
                                        (Registrant)



Dated: August 13,1997                   By:  /s/ Lawrence J. Toal
       --------------                      --------------------
                                           Lawrence J. Toal
                                           Chief Executive Officer, President
                                            and Chief Operating Officer




Dated: August 13, 1997                  By:  /s/ Anthony R. Burriesci
       ---------------                     ------------------------
                                           Anthony R. Burriesci
                                           Executive Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER    IDENTIFICATION OF EXHIBIT
------    -------------------------
2         NAMC Merger Agreement

3         By-laws of the Holding Company

27        Financial Data Schedule (filed electronically only)