Form 10-Q
period 1997-09-30
DIME BANCORP INC
filed 1997-11-14
CIK 919568

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

               Yes    x                                        No _______
                   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $0.01 par value                         118,684,702
-------------------------------------    ---------------------------------------------
              Class                        Outstanding shares as of October 31, 1997

                              DIME BANCORP, INC.

                              September 30, 1997
                                   Form 10-Q

                                     Index

                                                                                          Page No.
                                                                                          --------
Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of September 30, 1997
             and December 31, 1996                                                            3

           Consolidated Statements of Income for the three months and nine
             months ended September 30, 1997 and 1996                                         4

           Consolidated Statement of Changes in Stockholders' Equity for the
             nine months ended September 30, 1997                                             5

           Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996                                                      6

           Notes to Consolidated Financial Statements                                         7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                               9

Part II. Other Information

  Item 1. Legal Proceedings                                                                  31

  Item 6. Exhibits and Reports on Form 8-K                                                   33

Signatures                                                                                   34

     Dime Bancorp, Inc. (the "Holding Company" and, together with its subsidiaries, the "Company") has published, and may continue to publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and markets, and similar matters, which may be identified by the use of such words as "believe," "expect," "anticipate," "planned," and "estimated." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations and interpretations thereof, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      DIME BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                           September 30,          December 31,
                                                                                              1997                   1996
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $   172,879            $   158,753
Money market investments                                                                          23,817                 25,764
Loans held for sale                                                                              505,257                115,325
Securities available for sale                                                                  1,787,279              2,589,572
Securities held to maturity (estimated fair value of $3,709,365 and $4,279,937
  at September 30, 1997 and December 31, 1996, respectively)                                   3,765,766              4,363,971
Federal Home Loan Bank of New York stock                                                         272,176                266,244
Loans receivable, net:
  Residential real estate                                                                      9,030,897              8,074,905
  Commercial and multifamily real estate                                                       2,309,723              1,885,733
  Consumer                                                                                       740,449                734,281
  Business                                                                                        56,940                 43,138
  Allowance for loan losses                                                                     (102,061)              (106,495)
-------------------------------------------------------------------------------------------------------------------------------
Total loans receivable, net                                                                   12,035,948             10,631,562
-------------------------------------------------------------------------------------------------------------------------------
Other real estate owned, net                                                                      17,201                 53,255
Accrued interest receivable                                                                      110,180                106,041
Premises and equipment, net                                                                      115,894                103,541
Mortgage servicing assets                                                                        132,530                127,745
Deferred tax asset, net                                                                          134,452                183,672
Other assets                                                                                     340,218                144,663
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $19,413,597            $18,870,108
===============================================================================================================================

LIABILITIES
Deposits                                                                                     $13,392,320            $12,856,739
Securities sold under agreements to repurchase                                                 3,303,774              3,550,234
Federal Home Loan Bank of New York advances                                                      947,153                925,139
Senior notes                                                                                     197,749                197,584
Guaranteed preferred beneficial interests in Corporation's junior subordinated
  deferrable interest debentures                                                                 196,131                     --
Other borrowed funds                                                                             150,742                142,234
Other liabilities                                                                                172,724                175,841
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             18,360,593             17,847,771
-------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (200,000,000 shares authorized;
  108,262,216 shares issued at September 30, 1997 and December 31, 1996)                           1,083                  1,083
Additional paid-in capital                                                                       914,386                914,386
Retained earnings                                                                                247,675                158,956
Treasury stock, at cost (6,769,801 shares at September 30, 1997 and 3,518,297
 shares at December 31, 1996)                                                                   (113,233)               (51,498)
Net unrealized gain on securities available for sale, net of taxes                                 4,177                     22
Unearned compensation                                                                             (1,084)                  (612)
-------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     1,053,004              1,022,337
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                   $19,413,597            $18,870,108
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                          ------------------------------    --------------------------------
                                                                1997            1996               1997            1996
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Residential real estate loans                                    $163,297       $141,408          $  461,316      $  412,444
Commercial and multifamily real estate loans                       52,054         39,524             140,517         118,419
Consumer loans                                                     15,803         15,404              46,804          48,044
Business loans                                                      1,222            763               3,298           2,236
Mortgage-backed securities                                        103,196        125,220             320,154         386,974
Other securities                                                    5,999          8,223              17,250          25,310
Money market investments                                            9,299          5,009              25,370          18,467
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                             350,870        335,551           1,014,709       1,011,894
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                          143,143        132,943             415,230         396,454
Borrowed funds                                                     87,560         87,889             242,942         272,308
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                            230,703        220,832             658,172         668,762
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                               120,167        114,719             356,537         343,132
Provision for loan losses                                           8,000         10,250              41,000          31,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               112,167        104,469             315,537         312,132
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Loan servicing fees and charges                                    12,856         11,709              37,717          34,764
Banking service fees                                                8,695          7,309              23,161          20,875
Securities and insurance brokerage fees                             5,142          6,045              16,960          16,352
Net gains (losses) on sales activities                              2,845        (10,548)              7,727         (11,993)
Other                                                                 742             48               1,556           1,621
----------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                          30,280         14,563              87,121          61,619
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits                               34,109         38,104             103,324         103,895
  Occupancy and equipment, net                                     14,765         12,844              41,661          39,053
  Other                                                            24,706         25,217              74,666          74,244
----------------------------------------------------------------------------------------------------------------------------
Total general and administrative expense                           73,580         76,165             219,651         217,192
Savings Association Insurance Fund
  recapitalization assessment                                          --         26,280                  --          26,280
Other real estate owned expense, net                                  351          2,404               4,984           7,056
Amortization of mortgage servicing assets                           5,248          4,300              15,717          14,521
Restructuring and merger-related expense                               --             --                  --           3,504
----------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                         79,179        109,149             240,352         268,553
----------------------------------------------------------------------------------------------------------------------------
Income before income tax expense (benefit)                         63,268          9,883             162,306         105,198
Income tax expense (benefit)                                       23,741         (7,011)             62,091          32,260
----------------------------------------------------------------------------------------------------------------------------
Net income                                                       $ 39,527       $ 16,894          $  100,215      $   72,938
----------------------------------------------------------------------------------------------------------------------------
Primary and fully diluted earnings per common share              $   0.38       $   0.16          $     0.95      $     0.67
----------------------------------------------------------------------------------------------------------------------------
Primary average common shares outstanding                         103,976        108,459             105,553         109,193
Fully diluted average common shares outstanding                   104,155        108,561             105,664         109,327
----------------------------------------------------------------------------------------------------------------------------
Cash dividend declared per common share                          $   0.04       $     --          $     0.08      $       --
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                                     Nine Months
                                                                                                        Ended
                                                                                                    September 30,
                                                                                                        1997
------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period                                                                          $    1,083
------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                     1,083
------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                                             914,386
------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                   914,386
------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                                                                             158,956
Net income                                                                                                 100,215
Cash dividend declared on common stock ($0.08 per share)                                                    (8,248)
Treasury stock issued under employee benefit plans                                                          (3,248)
------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                   247,675
------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance at beginning of period                                                                             (51,498)
Treasury stock purchased                                                                                   (73,476)
Treasury stock issued under employee benefit plans                                                          11,741
------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                  (113,233)
------------------------------------------------------------------------------------------------------------------
NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAXES
Balance at beginning of period                                                                                  22
Net change in estimated fair value of securities available for sale, net of taxes                            4,155
------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                     4,177
------------------------------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance at beginning of period                                                                                (612)
Restricted stock activity                                                                                     (952)
Unearned compensation amortized to expense                                                                     480
------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                    (1,084)
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                              $1,053,004
------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                 ---------------------------
                                                                                                          1997          1996
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                         $   100,215   $    72,938
Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Provisions for loan and other real estate owned losses                                              43,406        34,036
    Depreciation and amortization of premises and equipment                                             13,259        12,136
    Other amortization and accretion, net                                                               41,710        45,577
    Provision for deferred income tax expense                                                           49,460        18,724
    Net securities (gains) losses                                                                       (7,166)       12,179
    Net (increase) decrease in loans held for sale                                                    (389,932)       41,121
    Other, net                                                                                             125        21,393
----------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                                      (148,923)      258,104
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                                          (1,164,713)   (1,568,740)
Purchases of securities held to maturity                                                               (78,338)     (192,913)
Proceeds from sales of securities available for sale                                                 1,568,011     1,553,042
Proceeds from maturities of securities available for sale and held to maturity                       1,113,051     1,494,912
Redemptions of Federal Home Loan Bank of New York stock                                                     --        78,143
Loans receivable originated and purchased, net of principal payments                                  (950,107)     (759,042)
Acquisition of BFS Bankorp, Inc., net of cash and cash equivalents acquired                            (85,529)           --
Investment in bank-owned life insurance program                                                       (150,000)           --
Repurchases of assets sold with recourse                                                               (13,052)      (20,735)
Proceeds from bulk sales of non-performing assets                                                       93,063            --
Proceeds from sales of other real estate owned                                                          35,046        38,658
Other, net                                                                                             (73,485)      (37,483)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                              293,947       585,842
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                                88,085       162,085
Net decrease in borrowings with original maturities of three months or less                         (1,355,368)     (168,615)
Proceeds from issuance of guaranteed preferred beneficial interests in Corporation's
  junior subordinated deferrable interest debentures                                                   196,122            --
Proceeds from other borrowings                                                                       1,296,510       805,000
Repayment of other borrowings                                                                         (283,999)   (1,495,786)
Proceeds from issuance of common and treasury stock                                                      7,529         2,124
Purchases of treasury stock                                                                            (73,476)      (25,466)
Payment of dividend on common stock                                                                     (8,248)           --
Other                                                                                                       --        (1,913)
----------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                                 (132,845)     (722,571)
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                               12,179       121,375
Cash and cash equivalents at beginning of period                                                       184,517       235,356
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $   196,696   $   356,731
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid on deposits and borrowed funds                                                       $   638,227   $   672,182
Net income tax payments (refunds)                                                                          373          (696)
SUPPLEMENTAL NON-CASH INVESTING INFORMATION
Loans receivable transferred to other real estate owned                                            $    13,328   $    48,127
In connection with the acquisition of BFS Bankorp, Inc.:
  Fair value of assets acquired                                                                        633,339            --
  Cash paid                                                                                             93,325            --
  Fair value of liabilities assumed                                                                    581,596            --
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial statements of the Company included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. The results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 -- ACQUISITIONS

     After the close of business on April 30, 1997, the Company acquired BFS Bankorp, Inc. ("BFS Bankorp") and its wholly-owned subsidiary, Bankers Federal Savings FSB ("Bankers Federal" and, together with BFS Bankorp, "BFS"), for $93.3 million in cash (the "BFS Acquisition"). At that time, BFS Bankorp was liquidated and Bankers Federal was merged with and into The Dime Savings Bank of New York, FSB (the "Bank"). The purchase price was funded from the normal cash flows of the Company. Goodwill arising from the BFS Acquisition amounted to $41.6 million and is being amortized over 15 years using the straight-line method. Loans receivable, net, of $574.5 million and deposits of $447.1 million were acquired in the BFS Acquisition. Because the BFS Acquisition was accounted for under the purchase method of accounting, its impact is only reflected in the Company's consolidated financial statements beginning on May 1, 1997.

     On October 15, 1997, prior to its opening for business, North American Mortgage Company ("NAMC"), a mortgage banking company which was headquartered in Santa Rosa, California, was acquired by the Company (the "NAMC Acquisition"). NAMC, subsequent to the acquisition, is operating under that name as a subsidiary of the Bank. Under the terms of the related merger agreement, dated as of June 22, 1997 and amended and restated as of July 31, 1997 (the "NAMC Merger Agreement"), each share of NAMC's common stock outstanding immediately prior to the closing of the NAMC Acquisition was converted into 1.37 shares (the "Exchange Ratio") of the Holding Company's common stock ("Common Stock"), and each outstanding option issued by NAMC to acquire NAMC's common stock was converted, after giving effect to the Exchange Ratio, into an option to purchase Common Stock. As a result, the Holding Company issued 19,437,741 shares of Common Stock and options to purchase 1,862,087 shares of Common Stock at an average exercise price of $14.18 per share. The purchase price of the transaction was $351.1 million based on the average price per share of the Common Stock for the three business days prior to and subsequent to June 22, 1997. The NAMC Acquisition was accounted for under the purchase method of accounting. Accordingly, its impact will be reflected in the Company's consolidated financial statements beginning on October 15, 1997.

     In connection with the announcement of the NAMC Acquisition on June 23, 1997, the Holding Company also announced a program to repurchase up to approximately 6.9 million shares of Common Stock. As of September 30, 1997, 1,708,200 shares of Common Stock were repurchased under this program.

NOTE 3 -- ISSUANCE OF CAPITAL SECURITIES, SERIES A AND JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES, SERIES A

     On May 6, 1997, Dime Capital Trust I ("Dime Capital"), a Delaware statutory business trust that was formed by the Holding Company, issued $200.0 million of 9.33% Capital Securities, Series A (the "Series A Capital Securities"), representing preferred beneficial interests in Dime Capital, in an underwritten public offering and $6.2 million of beneficial interests represented by its common securities to the Holding Company. In connection therewith, Dime Capital purchased $206.2 million of 9.33% Junior Subordinated Deferrable Interest Debentures, Series A, due May 6, 2027 (the "Series A Subordinated Debentures") issued by the Holding Company. The Series A Subordinated Debentures, which are, and will be, the sole assets of Dime Capital, are subordinate and junior in right of payment to all present and future senior indebtedness of the Holding Company. Dime Capital's obligations under the Series A Capital Securities are fully and unconditionally guaranteed by the Holding Company to the extent provided for under the terms of the indenture pursuant to which the Series A Subordinated Debentures were issued, the Series A Subordinated Debentures, and the related guarantee agreement, expense agreement, and trust agreement. The Series A Capital Securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Series A Subordinated Debentures at their stated maturity or earlier redemption. Distributions on the Series A Capital Securities are reflected as interest expense on borrowed funds in the Company's Consolidated Statements of Income.

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

NOTE 5 -- RECENT ACCOUNTING DEVELOPMENTS

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     The Company, as of January 1, 1997, adopted the portions of the Financial Accounting Standards Board's (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that became effective as of that date. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," had amended SFAS No. 125 to delay, until January 1, 1998, the effective date of certain provisions of SFAS No. 125 relating to collateral, repurchase agreements, dollar-rolls, securities lending, and similar transactions. SFAS No. 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Company's adoption, on January 1, 1997, of the effective portions of SFAS No. 125 did not have, and is not expected to have, a material impact on its consolidated financial statements. In addition, the provisions of SFAS No. 125 that are required to be adopted by the Company on January 1, 1998 are not expected to have a material impact on its consolidated financial statements.

     Pursuant to SFAS No. 125, the Company's capitalized excess servicing and mortgage servicing rights were combined, effective as of January 1, 1997, as mortgage servicing assets in its Consolidated Statements of Financial Condition. Prior period balances have been reclassified to reflect this change. In the Company's Consolidated Statements of Income, prior to the adoption of SFAS No. 125, amortization of capitalized excess servicing was reflected as a component of "Loan servicing fees and charges," whereas amortization of mortgage servicing rights was reported as "Amortization of mortgage servicing rights." Such amortization, effective with the adoption of SFAS No. 125, has been combined and reclassified in the Company's Consolidated Statements of Income to "Amortization of mortgage servicing assets."

Accounting for Earnings per Share

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which establishes standards for computing, presenting and disclosing earnings per share. SFAS No. 128, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," requires the presentation of basic earnings per share and, for entities with complex capital structures, diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of SFAS No. 128 is not permitted, and all prior period earnings per share data must be restated upon its adoption.

     The Company's basic and diluted earnings per share, as computed pursuant to SFAS No. 128, for the three- and nine-month periods ended September 30, 1997 are set forth in the following table.

-----------------------------------------------------------------------------------------------------------------------
                                                                            Three Months               Nine Months
                                                                               Ended                      Ended
                                                                           September 30,              September 30,
                                                                      ----------------------     ----------------------
                                                                             1997       1996            1997       1996
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                    $0.39      $0.16           $0.97      $0.71
Diluted earnings per share                                                   0.38       0.16            0.95       0.67
-----------------------------------------------------------------------------------------------------------------------

Disclosure of Information about Capital Structure

     The FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997. SFAS No. 129 supersedes specific disclosure requirements of Accounting Principles Board Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in SFAS No. 129 for ease of retrieval and for greater visibility to non-public entities. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997.

Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS No. 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

Disclosures about Segments of an Enterprise and Related Information

     The FASB, in June 1997, issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to shareholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers. As defined in SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company reported net income of $39.5 million, or $0.38 per fully diluted common share, for the third quarter of 1997, as compared with net income of $16.9 million, or $0.16 per fully diluted common share, for the third quarter of 1996. The Company's annualized returns on average stockholders' equity and average assets for the third quarter of 1997 were 15.14% and 0.78%, respectively, up from 6.72% and 0.34%, respectively, for the third quarter of 1996.

     For the nine months ended September 30, 1997, net income amounted to $100.2 million, or $0.95 per fully diluted common share, up from $72.9 million, or $0.67 per fully diluted common share, for the comparable period in 1996. For the first nine months of 1997, the Company's annualized return on average stockholders' equity was 12.83%, as compared with 9.77% for the comparable 1996 period, and its annualized return on average assets was 0.68%, as compared with 0.49% for the comparable 1996 period.

     Contributing to the Company's improved earnings for the three- and nine-month periods ended September 30, 1997, as compared with the corresponding 1996 periods, were the effects of the consummation of the BFS Acquisition, growth in the net interest margin, higher overall levels of recurring fee revenues, and the continuation of expense control initiatives.

     The first nine months of 1997 included special provisions for loan and ORE losses totaling $14.6 million recognized during the 1997 second quarter in connection with the sales, during that quarter, of approximately $126 million of non-performing assets in the NPA Sales. The results for the three- and nine-month periods ended September 30, 1996 included losses of $11.4 million and $12.0 million, respectively, associated with sales of certain relatively lower-yielding mortgage-backed securities ("MBS"), a Savings Association Insurance Fund ("SAIF") recapitalization assessment of $26.3 million, certain non-recurring executive personnel expenses in the amount of $5.4 million, and an $11.0 million income tax benefit associated with the final resolution of a prior year's tax position. In addition, the first nine months of 1996 included restructuring and merger-related expenses of $3.5 million, all of which were incurred during the first quarter of 1996, associated with the merger, in January 1995, of Anchor Bancorp, Inc. and its savings bank subsidiary, Anchor Savings Bank FSB ("Anchor Savings"), with and into the Holding Company and the Bank, respectively (the "Anchor Merger").

     Total loan production amounted to $4.3 billion for the first nine months of 1997. This exceeded the full year 1996 loan production of $3.8 billion.

     Non-performing assets, which amounted to $112.4 million at September 30, 1997, declined $132.5 million, or 54.1%, since year-end 1996. During the third quarter of 1997, non-performing assets decreased 11.6% and, at quarter end, represented 0.58% of total assets.

ACQUISITIONS

     The Company, after the close of business on April 30, 1997, acquired BFS for $93.3 million in cash in a transaction that was accounted for under the purchase method of accounting. In connection with the BFS Acquisition, the Company acquired loans receivable, net, of $574.5 million and deposits of $447.1 million, and recognized goodwill of $41.6 million.

     On October 15, 1997, the Company completed its acquisition of NAMC, a mortgage banking company which, at the date of acquisition, serviced approximately $12 billion of loans for others, operated in 30 states, and had 104 loan production offices. The NAMC Acquisition was accounted for under the purchase method of accounting. In accordance with the NAMC Merger Agreement, holders of shares of NAMC common stock immediately prior to the acquisition received, for each such share held, 1.37 shares of Common Stock, which resulted in the issuance of 19,437,741 shares of Common Stock, for a purchase price of $351.1 million. In addition, under the terms of the NAMC Merger Agreement, each outstanding option issued by NAMC to acquire NAMC's common stock was converted, after giving effect to the Exchange Ratio, into an option to purchase Common Stock, which resulted in the issuance of options to purchase 1,862,087 shares of Common Stock.

RESULTS OF OPERATIONS

Net Interest Income

     The Company's net interest income of $120.2 million for the third quarter of 1997 was up $5.4 million, or 4.7%, as compared with the third quarter of 1996. For the nine months ended September 30, 1997, net interest income amounted to $356.5 million, an increase of $13.4 million, or 3.9%, relative to the same period one year ago, despite a decline in average interest-earning assets of $298.4 million. The Company's net interest margin increased to 2.52% for each of the three- and nine-month periods ended September 30, 1997 from 2.44% and 2.40% for the third quarter and first nine months of 1996, respectively. Contributing to the growth in the net interest income and net interest margin levels was the improvement in asset quality, partially attributable to the NPA Sales, and advantageous changes, due in part to the BFS Acquisition, in the mix of both average interest-earning assets and average interest-bearing liabilities. The Company's net interest income and net interest margins for the 1997 periods, as compared with the 1996 periods, were unfavorably affected by the issuance of the Series A Capital Securities. In addition, net interest income and net interest margin levels for the third quarter of 1997 and, to a limited extent, for the nine months ended September 30, 1997 were negatively impacted by the Company's investment, during the third quarter of 1997, of $150 million in a bank-owned life insurance program (the "BOLI Program"). Revenues associated with the BOLI Program are reflected in non-interest income.

     The yield on average interest-earning assets for the third quarter of 1997 was 7.21%, an increase of 21 basis points from the corresponding 1996 quarter. For the first nine months of 1997, the yield on average interest-earning assets was 7.14%, up 13 basis points from the comparable period in 1996. These improvements reflect, in large part, a reduction in non-accrual loans and a shift to loans from MBS, which typically provide a lower yield than the Company's loans. For the third quarter and first nine months of 1997, as compared with the corresponding periods in 1996, average loans rose $1.7 billion, or 16.8%, and $1.2 billion, or 12.1%, respectively, while average MBS declined $1.6 billion, or 20.3%, and $1.5 billion, or 18.8%, respectively.

     The cost of the Company's average interest-bearing liabilities for the third quarter and first nine months of 1997 of 4.79% and 4.73%, respectively, increased 12 basis points and one basis point as compared with the respective prior year periods. These increases were largely driven by higher time deposit and short-term borrowing costs and the issuance, during the second quarter of 1997, of the Series A Capital Securities. The impact of these factors was mitigated by growth in average deposits, which are generally less costly than borrowed funds, as a percentage of total average interest-bearing liabilities to 70.0% and 70.8% for the three- and nine-month periods ended September 30, 1997, respectively, from 67.8% and 67.1% for the respective periods in 1996. The Company's cost of average interest-bearing liabilities in the 1997 periods, as compared with the 1996 periods, also benefited from a shift from Federal Home Loan Bank of New York ("FHLBNY") advances to relatively lower costing securities sold under agreements to repurchase.

     The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets, and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average loan balances in the tables below.

===========================================================================================================================
                                                                       Three Months Ended September 30,
                                             -----------------------------------------------------------------------------
                                                                  1997                                   1996
                                             -----------------------------------------------------------------------------
                                                                            Average                                Average
                                                   Average                   Yield/       Average                   Yield/
(Dollars in thousands)                             Balance      Interest      Cost        Balance      Interest      Cost
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans:
    Residential real estate                      $ 9,030,078    $163,297       7.23%    $ 7,866,828    $141,408       7.19%
    Commercial and multifamily real estate         2,371,102      52,054       8.78       1,819,411      39,524       8.69
    Consumer                                         721,408      15,803       8.70         707,444      15,404       8.67
    Business                                          52,564       1,222       9.23          34,072         763       8.91
--------------------------------------------------------------------------------------------------------------------------
  Total loans                                     12,175,152     232,376       7.63      10,427,755     197,099       7.56
  MBS                                              6,249,236     103,196       6.61       7,836,345     125,220       6.39
  Other securities                                   358,062       5,999       6.66         531,031       8,223       6.17
  Money market investments                           659,669       9,299       5.52         377,709       5,009       5.19
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     19,442,119     350,870       7.21      19,172,840     335,551       7.00
Other assets                                         789,004                                670,946
--------------------------------------------------------------------------------------------------------------------------
Total assets                                     $20,231,123                            $19,843,786
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                       $ 1,270,050       2,011       0.63     $ 1,077,280       2,018       0.75
    Savings                                        2,496,464      15,626       2.48       2,552,709      16,222       2.53
    Money market                                   1,928,751      18,447       3.79       2,113,742      20,603       3.88
    Time                                           7,632,144     107,059       5.57       6,948,862      94,100       5.39
--------------------------------------------------------------------------------------------------------------------------
  Total deposits                                  13,327,409     143,143       4.26      12,692,593     132,943       4.17
--------------------------------------------------------------------------------------------------------------------------
  Borrowed funds:
    Securities sold under agreements
      to repurchase                                3,767,712      54,271       5.64       3,106,059      43,390       5.47
    FHLBNY advances                                1,394,775      21,203       5.95       2,551,652      36,677       5.62
    Other                                            542,377      12,086       8.91         363,931       7,822       8.60
--------------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                             5,704,864      87,560       6.02       6,021,642      87,889       5.72
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                19,032,273     230,703       4.79      18,714,235     220,832       4.67
Other liabilities                                    154,699                                124,654
Stockholders' equity                               1,044,151                              1,004,897
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $20,231,123                            $19,843,786
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $120,167                               $114,719
--------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                           2.42                                   2.33
--------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                            2.52                                   2.44
==========================================================================================================================

==============================================================================================================================
                                                                        Nine Months Ended September 30,
                                             ---------------------------------------------------------------------------------
                                                                   1997                                     1996
                                             ---------------------------------------------------------------------------------
                                                                              Average                                  Average
                                                   Average                     Yield/       Average                     Yield/
(Dollars in thousands)                             Balance       Interest       Cost        Balance       Interest       Cost
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans:
    Residential real estate                      $ 8,545,379    $  461,316       7.20%    $ 7,661,603    $  412,444       7.18%
    Commercial and multifamily real estate         2,171,762       140,517       8.63       1,826,493       118,419       8.65
    Consumer                                         722,844        46,804       8.66         724,702        48,044       8.86
    Business                                          47,424         3,298       9.30          33,440         2,236       8.93
 ------------------------------------------------------------------------------------------------------------------------------
  Total loans                                     11,487,409       651,935       7.57      10,246,238       581,143       7.57
  MBS                                              6,482,998       320,154       6.58       7,985,997       386,974       6.46
  Other securities                                   360,075        17,250       6.40         549,370        25,310       6.15
  Money market investments                           616,290        25,370       5.43         463,591        18,467       5.24
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     18,946,772     1,014,709       7.14      19,245,196     1,011,894       7.01
Other assets                                         779,341                                  701,988
------------------------------------------------------------------------------------------------------------------------------
Total assets                                     $19,726,113                              $19,947,184
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                       $ 1,212,248         6,052       0.67     $ 1,080,502         6,189       0.77
    Savings                                        2,481,954        46,122       2.48       2,605,744        49,133       2.52
    Money market                                   1,964,345        55,278       3.76       2,120,717        61,597       3.88
    Time                                           7,450,215       307,778       5.52       6,829,849       279,535       5.47
------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                  13,108,762       415,230       4.24      12,636,812       396,454       4.19
------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds:
    Securities sold under agreements
      to repurchase                                3,799,577       161,449       5.60       2,345,671        96,707       5.42
    FHLBNY advances                                1,168,252        51,707       5.84       3,473,283       151,894       5.75
    Other                                            449,627        29,786       8.83         369,389        23,707       8.56
------------------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                             5,417,456       242,942       5.92       6,188,343       272,308       5.79
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                18,526,218       658,172       4.73      18,825,155       668,762       4.72
Other liabilities                                    158,059                                  127,080
Stockholders' equity                               1,041,836                                  994,949
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $19,726,113                              $19,947,184
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $  356,537                               $  343,132
------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                             2.41                                     2.29
------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                              2.52                                     2.40
==============================================================================================================================

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

===================================================================================================================================
                                                    Three Months Ended                   Nine  Months Ended
                                              September 30, 1997 versus 1996       September 30, 1997 versus 1996
                                           ---------------------------------- -------------------------------------
                                                    Increase (Decrease)                  Increase (Decrease)
                                           ---------------------------------- -------------------------------------
                                                    Due To                               Due To
                                           ----------------------             -------------------------
(In thousands)                                 Volume       Rate      Total         Volume      Rate       Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans:
    Residential real estate                    $ 21,095    $  794    $ 21,889     $  47,720    $ 1,152   $  48,872
    Commercial and multifamily real estate       12,116       414      12,530        22,235       (137)     22,098
    Consumer                                        309        90         399          (120)    (1,120)     (1,240)
    Business                                        429        30         459           968         94       1,062
-----------------------------------------------------------------------------------------------------------------------------------
  Total loans                                    33,949     1,328      35,277        70,803        (11)     70,792
-----------------------------------------------------------------------------------------------------------------------------------
  MBS                                           (26,192)    4,168     (22,024)      (73,900)     7,080     (66,820)
  Other securities                               (2,856)      632      (2,224)       (9,051)       991      (8,060)
  Money market investments                        3,951       339       4,290         6,259        644       6,903
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                             8,852     6,467      15,319        (5,889)     8,704       2,815
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Demand                                          338      (345)         (7)          670       (807)       (137)
    Savings                                        (348)     (248)       (596)       (2,406)      (605)     (3,011)
    Money market                                 (1,789)     (367)     (2,156)       (4,448)    (1,871)     (6,319)
    Time                                          9,553     3,406      12,959        25,656      2,587      28,243
-----------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                  7,754     2,446      10,200        19,472       (696)     18,776
-----------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds:
    Securities sold under agreements
      to repurchase                               9,522     1,359      10,881        61,666      3,076      64,742
    FHLBNY advances                             (17,472)    1,998     (15,474)     (101,988)     1,801    (100,187)
    Other                                         3,972       292       4,264         5,307        772       6,079
-----------------------------------------------------------------------------------------------------------------------------------
  Total borrowed funds                           (3,978)    3,649        (329)      (35,015)     5,649     (29,366)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                            3,776     6,095       9,871       (15,543)     4,953     (10,590)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                            $  5,076    $  372    $  5,448     $   9,654    $ 3,751   $  13,405
===================================================================================================================================

Provision for Loan Losses

     The Company's provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $8.0 million for the third quarter of 1997, down from $10.3 million for the comparable 1996 quarter. This decline occurred, despite growth in the Company's loans receivable portfolio, primarily as a result of a reduction in non-performing loans. For the first nine months of 1997, the provision for loan losses was $41.0 million, including a $14.0 million special provision for loan losses recognized during the second quarter of 1997 in connection with the NPA Sales. This compares with a $31.0 million provision for loan losses during the nine months ended September 30, 1996. Net loan charge-offs for the third quarter of 1997 amounted to $7.0 million, a $12.0 million decrease from the comparable quarter of 1996. For the nine months ended September 30, 1997, net loan charge-offs totaled $58.7 million, including $35.8 million associated with the NPA Sales, as compared with $43.1 million for the corresponding period in 1996.

Non-Interest Income

     General. The following table sets forth the components of the Company's non-interest income for the three months and nine months ended September 30, 1997 and 1996.

=======================================================================================================================
                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                         ----------------------------      ----------------------------
(In thousands)                                                     1997         1996                 1997          1996
-----------------------------------------------------------------------------------------------------------------------
Loan servicing fees and charges                                 $12,856      $ 11,709             $37,717      $ 34,764
Banking service fees                                              8,695         7,309              23,161        20,875
Securities and insurance brokerage fees                           5,142         6,045              16,960        16,352
Net gains (losses) on sales activities                            2,845       (10,548)              7,727       (11,993)
Other                                                               742            48               1,556         1,621
-----------------------------------------------------------------------------------------------------------------------
Total non-interest income                                       $30,280      $ 14,563             $87,121      $ 61,619
=======================================================================================================================

     Loan Servicing Fees and Charges. Loan servicing fees and charges of $12.9 million for the third quarter of 1997 and $37.7 million for the nine months ended September 30, 1997 rose from the comparable prior year periods by $1.1 million, or 9.8%, and $3.0 million, or 8.5%, respectively. These increases resulted principally from growth in the portfolio of loans serviced for others and, to a lesser extent, the introduction of new fee-based programs. Partially offsetting the impact of these factors were declines in the average loan servicing fee rate, which were primarily due to additions to the servicing portfolio of loans with servicing fee rates lower than the portfolio average, coupled with principal reductions on seasoned loans with servicing fee rates higher than the portfolio average. The Company's portfolio of loans serviced for others amounted to $11.0 billion at September 30, 1997, an increase of $1.7 billion, or 18.3%, from one year earlier.

     Banking Service Fees. Banking service fees were $8.7 million for the third quarter of 1997, an increase of $1.4 million, or 19.0%, from the same quarter one year ago. For the nine months ended September 30, 1997, banking service fees amounted to $23.2 million, representing growth of $2.3 million, or 11.0%, as compared with the corresponding 1996 period. These increases reflect changes in the Company's fee structure, together with volume increases in certain underlying transactions, due, in part, to a higher level of demand deposit accounts.

     Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees, which were $5.1 million for the third quarter of 1997, declined $0.9 million from the comparable prior year quarter, primarily as a result of a lower level of fees derived from sales of insurance products. For the nine months ended September 30, 1997, fees from securities and insurance brokerage activities amounted to $17.0 million, an increase of $0.6 million as compared with the year-earlier period. This increase was driven by growth in fees from securities brokerage activities, the impact of which was partially offset by a reduction in insurance-related fees.

     Net Gains (Losses) on Sales Activities. Net gains on sales activities amounted to $2.8 million and $7.7 million for the third quarter and first nine months of 1997, respectively. In comparison, net losses on sales activities of $10.5 million and $12.0 million were recognized for the third quarter and first nine months of 1996, respectively.

     The Company recognized securities-related net gains of $3.5 million and $7.2 million for the three- and nine-month periods ended September 30, 1997, respectively, as compared with securities-related net losses of $10.3 million and $12.2 million for the respective periods in 1996. The net gains during the 1997 periods were primarily associated with sales of MBS available for sale of $1.2 billion during the 1997 third quarter and $1.5 billion during the first nine months of 1997. The net losses during the 1996 periods were largely associated with sales of certain relatively low-yielding MBS available for sale in connection with a balance sheet restructuring plan that had been in effect during those time periods. Sales of such low-yielding securities amounted to $297.7 million during the third quarter of 1996 and resulted in an $11.4 million loss, and amounted to $1.3 billion during the first nine months of 1996 and resulted in a loss of $12.0 million. The securities-related net losses during the first nine months of 1996 also reflected a $1.2 million charge during the second quarter of 1996 associated with other than temporary impairment in value of certain MBS (see "Management of Credit Risk -- MBS").

     In connection with its mortgage banking activities, the Company recognized net gains on loan sales of $0.2 million for the 1997 third quarter, as compared with net losses of $0.5 million for the 1996 third quarter. For the nine months ended September 30, 1997 and 1996, net gains on loan sales amounted to $1.9 million and $2.0 million, respectively. The following table summarizes the principal amount of loans sold in connection with mortgage banking activities for the three months and nine months ended September 30, 1997 and 1996.

======================================================================================================================
                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                            -------------------------        -------------------------
(In thousands)                                                     1997          1996               1997          1996
----------------------------------------------------------------------------------------------------------------------
Loans sold:
  Servicing retained                                           $593,140      $183,232         $  964,579      $501,416
  Servicing released                                             26,347        67,007            135,810       388,800
----------------------------------------------------------------------------------------------------------------------
Total loans sold                                               $619,487      $250,239         $1,100,389      $890,216
======================================================================================================================

     Other Non-Interest Income. Other non-interest income was $0.7 million and $1.6 million for the three- and nine-month periods ended September 30, 1997, respectively, as compared with less than $0.1 million and $1.6 million for the respective year-earlier periods. The third quarter and first nine months of 1997 included revenues of $0.7 million associated with the BOLI Program, which was initiated during the 1997 third quarter. In general, under the BOLI Program, the Company purchases, owns, and is the beneficiary of insurance policies on the lives of certain employees who consent to being covered by the program in order to help defray certain costs associated with the Company's employee benefit plans. The first nine months of 1996 included $1.0 million associated with the settlement of certain litigation during the 1996 first quarter.

Non-Interest Expense

     General. The following table sets forth the components of the Company's non-interest expense for the three months and nine months ended September 30, 1997 and 1996.

======================================================================================================================
                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                           --------------------------     ----------------------------
(In thousands)                                                     1997          1996               1997          1996
----------------------------------------------------------------------------------------------------------------------
General and administrative ("G&A") expense:
  Compensation and employee benefits                            $34,109      $ 38,104           $103,324      $103,895
  Occupancy and equipment, net                                   14,765        12,844             41,661        39,053
  Other                                                          24,706        25,217             74,666        74,244
----------------------------------------------------------------------------------------------------------------------
Total G&A expense                                                73,580        76,165            219,651       217,192
SAIF recapitalization assessment                                     --        26,280                 --        26,280
ORE expense, net                                                    351         2,404              4,984         7,056
Amortization of mortgage servicing assets                         5,248         4,300             15,717        14,521
Restructuring and merger-related expense                             --            --                 --         3,504
----------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                      $79,179      $109,149           $240,352      $268,553
======================================================================================================================

     G&A Expense. G&A expense amounted to $73.6 million for the third quarter of 1997, a decline of $2.6 million from the corresponding quarter one year ago. For the first nine months of 1997, G&A expense was $219.7 million, an increase of $2.5 million from the comparable 1996 period. The Company's efficiency ratios improved to 49.07% and 49.69% for the three- and nine-month periods ended September 30, 1997, respectively, from 54.04% and 51.65% for the respective prior year periods. Excluding the effect of a $5.4 million one-time charge during the third quarter of 1996 associated with the retirement of the Company's then Chief Executive Officer, G&A expense increased $2.8 million and $7.9 million for the three- and nine-month periods ended September 30, 1997, as compared with the corresponding prior year periods, reflecting, in part, the ongoing expansion of the Company's mortgage banking operations and other lending activities, the BFS Acquisition, and the implementation of certain other strategic initiatives, the impact of which was partially offset by lower deposit insurance premiums.

     Compensation and employee benefits expense totaled $34.1 million for the third quarter of 1997, a decline of $4.0 million as compared with the third quarter of 1996. For the first nine months of 1997, compensation and employee benefits amounted to $103.3 million, a reduction of $0.6 million from the comparable period in 1996. Excluding the $5.4 million executive retirement expense recognized during the 1996 third quarter, compensation and employee benefits expense increased $1.4 million and $4.8 million for the three months and nine months ended September 30, 1997, as compared with the respective 1996 periods, largely attributable to the Company's expansion of its lending operations, the BFS Acquisition, higher commission- and incentive-based compensation levels, and normal merit increases. The Company's full-time equivalent employee complement was 3,162 at September 30, 1997, up from 2,883 one year earlier and 2,872 at December 31, 1996.

     Occupancy and equipment expense, net, amounted to $14.8 million for the third quarter of 1997, up $1.9 million from the comparable quarter of 1996. For the nine months ended September 30, 1997, occupancy and equipment expense, net, was $41.7 million, an increase of $2.6 million as compared with the corresponding prior year period. These increases reflect, in part, the BFS Acquisition, the enhancement of the Company's technological capabilities, and costs incurred in support of the expansion of certain of the Company's business activities.

     Other G&A expense was $24.7 million and $74.7 million for the third quarter and first nine months of 1997, respectively, as compared with $25.2 million and $74.2 million for the respective prior year periods. The 1997 periods included additional expenses incurred in connection with business expansion efforts, including through the BFS Acquisition, and various other strategic initiatives. Other G&A expense levels for the three- and nine-month periods ended September 30, 1997, as compared with the same periods in 1996, also reflect the impact of decreases in federal deposit insurance premiums of $1.9 million and $5.7 million, respectively, as a result of the enactment of the Deposit Insurance Funds Act of 1996 (the "Funds Act").

     SAIF Recapitalization Assessment. During the third quarter of 1996, in connection with the enactment of the Funds Act, the Company recognized a $26.3 million charge associated with a special assessment to recapitalize the SAIF.

     ORE Expense, Net. ORE expense, net, which is impacted by a variety of factors, including the level and type of properties owned and general economic conditions, was $0.4 million for the third quarter of 1997, as compared with $2.4 million for the third quarter of 1996. For the first nine months of 1997, ORE expense, net, was $5.0 million, including a $0.6 million special provision for loss recorded in the second quarter of 1997 associated with the NPA Sales, down from $7.1 million for the first nine months of 1996. The declines in the 1997 periods, as compared with the 1996 periods, were largely attributable to a reduction in the level of ORE, primarily as a result of the sales of approximately $13 million of residential ORE during the 1997 second quarter in connection with the NPA Sales.

     Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $5.2 million for the third quarter of 1997 and $15.7 million for the first nine months of 1997, up $0.9 million and $1.2 million from the respective periods during 1996. These increases principally reflect the higher level of mortgage servicing assets during the 1997 periods, as compared with the 1996 periods. Unanticipated prepayments of the loans underlying the mortgage servicing assets portfolio, which generally result from declining mortgage interest rates, have an adverse impact on the value of such assets. During the third quarter of 1997, the Company expanded its use of interest rate floors as a hedge against its mortgage servicing assets (see "Management of Interest Rate Risk--Derivative Financial Instruments"). The amortization of the related premiums paid also contributed, albeit to a substantially lesser extent, to the higher levels of amortization of mortgage servicing assets in the 1997 periods, as compared with the 1996 periods. At September 30, 1997, mortgage servicing assets amounted to $132.5 million.

     Restructuring and Merger-Related Expense. Restructuring and merger-related expense totaled $3.5 million for the nine months ended September 30, 1996. All such expense was associated with the Anchor Merger and was incurred during the first quarter of 1996. No such expense was recognized during the first nine months of 1997. The expense during the first quarter of 1996 was principally associated with staff reductions, the final phase of the conversion of the Bank's retail banking computer system, and certain computer data center costs.

Income Tax Expense

     The Company recognized income tax expense of $23.7 million for the third quarter of 1997, as compared with an income tax benefit for the comparable quarter of 1996 of $7.0 million, which included an $11.0 million tax benefit recognized upon the final resolution of tax filing positions taken in a prior year. For the nine months ended

September 30, 1997, income tax expense amounted to $62.1 million, up from $32.3 million for the comparable prior year period, which included the $11.0 million tax benefit discussed above as well as tax benefits of $1.3 million recognized during the first six months of 1996 as a result of favorable settlements of local income tax issues.

     Excluding the impact of the tax benefits discussed above, the Company's effective income tax rates declined from 40.4% and 42.4% for the third quarter and first nine months of 1996, respectively, to 37.5% and 38.3% for the three months and nine months ended September 30, 1997, respectively. These reductions were largely attributable to various tax planning strategies.

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

     Lower interest rate environments may also present interest rate exposure. In general, lower interest rate environments tend to accelerate prepayment rates, which both shorten the duration of mortgage-related assets and accelerate the amortization of any premiums paid in the acquisition of these assets. The recognition of premiums over a shorter than expected term causes yields on the related assets to decline from anticipated levels. In addition, unanticipated accelerated prepayment rates increase the likelihood of potential losses of net future servicing revenues associated with the Company's mortgage servicing assets.

     The Company is also exposed to interest rate risk resulting from certain changes in the shape of the yield curve (particularly a flattening or inversion -- also called "yield curve twist risk" -- of the yield curve) and to differing indices upon which the yield on the Company's interest-earning assets and the cost of its interest-bearing liabilities are based ("basis risk").

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

     The following table reflects the repricing or maturity of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at September 30, 1997 and December 31, 1996. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS utilized in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-performing loans have been included in the "Over One Through Three Years" category. For the purposes of determining its gap position, the Company, prior to 1997, had assigned its demand deposits and money market deposits to the "One Year or Less" category and spread its savings accounts ratably over a 20-year period. Effective in 1997, the Company modified its interest rate sensitivity assumptions so that its demand deposits, money market deposits and savings accounts are now allocated to the various repricing intervals in the table based on the Company's experience and estimates. In addition, the Company, prior to 1997, had reported its cumulative gap as a percentage of total interest-earning assets. Effective in 1997, the Company is reporting its cumulative gap as a percentage of total assets. Information in the table below for December 31, 1996 has been restated to reflect the changes discussed above.

------------------------------------------------------------------------------------------------------------------------
                                                                                Over One
                                                                                 Through            Over
                                                                One Year           Three           Three
(Dollars in millions)                                            or Less           Years           Years           Total
------------------------------------------------------------------------------------------------------------------------
SEPTEMBER  30, 1997
Interest-earning assets:
  Loans                                                          $ 5,738          $3,470          $3,435         $12,643
  MBS                                                              4,059             897             525           5,481
  Other                                                               30               1             337             368
------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                      9,827           4,368           4,297          18,492
------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits                                                         7,984           2,423           2,985          13,392
  Borrowed funds                                                   4,268              44             484           4,796
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                12,252           2,467           3,469          18,188
------------------------------------------------------------------------------------------------------------------------
Impact of derivative financial instruments                         1,261            (659)           (602)             --
------------------------------------------------------------------------------------------------------------------------
Periodic gap                                                     $(1,164)         $1,242          $  226         $   304
------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                                   $(1,164)         $   78          $  304
------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage of total assets                      (6.0)%           0.4%            1.6%
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
Interest-earning assets:
  Loans                                                          $ 5,238          $2,948          $2,667         $10,853
  MBS                                                              5,167             883             813           6,863
  Other                                                               39              16             328             383
------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                     10,444           3,847           3,808          18,099
------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits                                                         7,194           2,682           2,981          12,857
  Borrowed funds                                                   4,489             186             140           4,815
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                11,683           2,868           3,121          17,672
------------------------------------------------------------------------------------------------------------------------
Impact of derivative financial instruments                           620            (346)           (274)             --
------------------------------------------------------------------------------------------------------------------------
Periodic gap                                                     $  (619)         $  633          $  413         $   427
------------------------------------------------------------------------------------------------------------------------
Cumulative gap                                                   $  (619)         $   14          $  427
------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage of total assets                      (3.3)%            --%            2.3%
------------------------------------------------------------------------------------------------------------------------

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

  The following table summarizes, by category of asset or liability being hedged, the notional amount and estimated fair value of derivative financial instruments used by the Company for asset/liability management purposes at September 30, 1997 and December 31, 1996.

----------------------------------------------------------------------------------------------------------------------
                                                                   September 30, 1997              December 31, 1996
                                                                --------------------------    ------------------------
                                                                 Notional     Estimated         Notional     Estimated
(In thousands)                                                     Amount    Fair Value           Amount    Fair Value
----------------------------------------------------------------------------------------------------------------------
Interest rate swaps hedging:
  Residential real estate loans receivable                     $1,035,338      $ (7,639)      $  438,432       $   414
  Commercial and multifamily real estate loans receivable         443,317        (7,273)         221,784        (3,408)
  MBS held to maturity                                             67,122          (286)              --            --
  Securities sold under agreements to repurchase                  421,000          (192)         420,000         1,241
  FHLBNY advances                                                      --            --           30,000          (690)
----------------------------------------------------------------------------------------------------------------------
Total interest rate swaps                                       1,966,777       (15,390)       1,110,216        (2,443)
----------------------------------------------------------------------------------------------------------------------
Interest rate caps hedging:
  Residential real estate loans receivable                        341,536            28          424,484           527
  MBS available for sale                                          154,605            13          192,153           239
  MBS held to maturity                                            206,608            17          256,787           319
  Securities sold under agreements to repurchase                  361,000         1,823          361,000         4,647
----------------------------------------------------------------------------------------------------------------------
Total interest rate caps                                        1,063,749         1,881        1,234,424         5,732
----------------------------------------------------------------------------------------------------------------------
Options hedging residential real estate loans receivable           40,000           220               --            --
----------------------------------------------------------------------------------------------------------------------
Total                                                          $3,070,526      $(13,289)      $2,344,640       $ 3,289
----------------------------------------------------------------------------------------------------------------------

  The table that follows sets forth the contractual maturities of the Company's interest rate swap agreements outstanding at September 30, 1997, as well as the related weighted average interest rates receivable and payable at that date. Variable-rates in the table are assumed to remain constant at their September 30, 1997 levels. All of the Company's outstanding interest rate swaps at September 30, 1997 provide for it to be a fixed-rate payer and a variable-rate receiver based on short-term London Interbank Offered Rates ("LIBOR").

---------------------------------------------------------------------------------------------------------------------
                                                                                             Weighted Average
                                                                                       ------------------------------
                                                                            Notional   Variable-Rate       Fixed-Rate
(Dollars in thousands)                                                        Amount      Receivable          Payable
---------------------------------------------------------------------------------------------------------------------
Maturing in the year ending December 31:
  1997                                                                    $  454,422            5.71%            5.42%
  1998                                                                       396,928            5.66             6.42
  1999                                                                       344,977            5.67             6.57
  2000                                                                       147,437            5.66             6.65
  2001                                                                       263,213            5.66             6.61
  Thereafter                                                                 359,800            5.66             6.62
---------------------------------------------------------------------------------------------------------------------
Total                                                                     $1,966,777            5.67%            6.29%
---------------------------------------------------------------------------------------------------------------------

  Under each of its outstanding interest rate cap agreements at September 30, 1997, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty at specified dates in the amount by which a specified market interest rate is higher than a designated cap interest rate, as applied to the notional amount of the agreement. The Company, at September 30, 1997, had outstanding interest rate cap agreements with a notional amount of $702.7 million that were entered into in order to hedge the periodic and lifetime interest rate caps embedded in certain of its adjustable-rate residential real estate loans and MBS. Each such agreement is amortizing in nature and provides for the Company to receive cash payments from the counterparty when the weekly average yield of the one-year constant maturity Treasury Index ("CMT") rises above a specified cap interest rate. At September 30, 1997, the one-year CMT was 5.47% and the weighted average specified cap interest rate on these agreements was 8.00%. In addition, at September 30, 1997, the Company had interest rate cap agreements outstanding with a notional amount of $361.0 million that were entered into for the purpose of locking-in maximum interest costs on certain of its securities sold under agreements to repurchase. These interest rate cap agreements, the notional amounts of which do not change during their term, provide for the Company to receive cash payments when the one-month LIBOR, which was 5.66% at September 30, 1997, rises above a specified cap interest rate. At September 30, 1997, the weighted average specified cap interest rate on these agreements was 7.04%. Unamortized premiums on the Company's outstanding interest rate cap agreements amounted to $8.3 million at September 30, 1997.

  The following table sets forth the contractual maturities of the Company's interest rate cap agreements outstanding at September 30, 1997. Certain of the amounts set forth in the table are subject to change in the event that specified cap interest rates exceed the specified interest rates.

-----------------------------------------------------------------------------------------------------------------
                                                                                                         Notional
(In thousands)                                                                                             Amount
-----------------------------------------------------------------------------------------------------------------
Maturing in the year ending December 31:
  1997                                                                                                 $   54,358
  1998                                                                                                    439,399
  1999                                                                                                    373,992
  2001                                                                                                    196,000
-----------------------------------------------------------------------------------------------------------------
Total                                                                                                  $1,063,749
-----------------------------------------------------------------------------------------------------------------

  The Company's use of derivative financial instruments for asset/liability management purposes resulted in reductions of net interest income for the three- and nine-month periods ended September 30, 1997 of $4.2 million and $13.7 million, respectively, as compared with reductions of net interest income during the comparable periods in 1996 of $4.9 million and $12.3 million, respectively.

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

  The following table summarizes, at September 30, 1997 and December 31, 1996, the notional amount and estimated fair value of derivative financial instruments used by the Company in connection with its mortgage banking activities.

----------------------------------------------------------------------------------------------------------------------
                                                                   September 30, 1997            December 31, 1996
                                                              ---------------------------   --------------------------
                                                                 Notional     Estimated         Notional     Estimated
(In thousands)                                                     Amount    Fair value           Amount    Fair value
----------------------------------------------------------------------------------------------------------------------
Forward contracts                                              $  760,482       $(3,957)      $  136,770          $575
Options                                                            90,000           142           40,000            64
Interest rate floors                                            1,579,502         6,963          996,498            77
----------------------------------------------------------------------------------------------------------------------
Total                                                          $2,429,984       $ 3,148       $1,173,268          $716
----------------------------------------------------------------------------------------------------------------------

  Under each of its interest rate floor agreements, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty when either the five- or ten-year CMT, which were 6.00% and 6.12%, respectively, at September 30, 1997, declines below a designated floor interest rate. At September 30, 1997, interest rate floor agreements with a notional amount of $152.5 million were indexed to the five-year CMT and had a weighted average designated floor interest rate of 5.30%, and $1.4 billion were indexed to the ten-year CMT and had a weighted average designated floor interest rate of 5.45%. The Company's interest rate floor agreements outstanding at September 30, 1997 terminate at various dates from August 1998 through September 2002. At September 30, 1997, unamortized premiums on the Company's outstanding interest rate floor agreements amounted to $6.7 million.

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

  Non-performing assets, which amounted to $112.4 million at September 30, 1997, decreased $14.7 million, or 11.6%, during the third quarter of 1997, following a decline during the first six months of 1997 of $117.8 million, or 48.1%. The significant reduction in non-performing assets during the first six months of 1997 was largely the result of the NPA Sales. Although the NPA Sales substantially reduced the Company's non-performing residential real estate assets, certain residential real estate loans have continued to enter non-performing status and, due to the generally significant amount of time necessary to resolve loans that become non-performing, new non-performing residential real estate loans initially have exceeded exits from the existing portfolio. The Company currently expects that this trend may continue in the near term.

  The following table presents the components of the Company's non-performing assets at the dates indicated:

---------------------------------------------------------------------------------------------------------
                                              September 30,      June 30,      March 31,    December 31,
(In thousands)                                         1997          1997           1997            1996
---------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Residential real estate                          $ 68,842      $ 65,092       $155,521        $163,791
  Commercial and multifamily real estate             20,086        31,728         20,590          21,047
  Consumer                                            5,943         5,952          6,008           6,645
  Business                                              300           369            526             107
---------------------------------------------------------------------------------------------------------
Total non-accrual loans                              95,171       103,141        182,645         191,590
---------------------------------------------------------------------------------------------------------
ORE, net:
  Residential real estate                             8,839        10,338         33,917          36,182
  Commercial and multifamily real estate             11,515        16,059         17,066          20,367
  Allowance for losses                               (3,153)       (2,460)        (3,186)         (3,294)
---------------------------------------------------------------------------------------------------------
Total ORE, net                                       17,201        23,937         47,797          53,255
---------------------------------------------------------------------------------------------------------
Total non-performing assets                        $112,372      $127,078       $230,442        $244,845
---------------------------------------------------------------------------------------------------------
Non-performing assets to total assets                  0.58%         0.63%          1.25%           1.30%
Non-accrual loans to total loans receivable            0.78%         0.89%          1.68%           1.78%
---------------------------------------------------------------------------------------------------------

  Since December 31, 1996, the Company expanded its lending activities and product mix and anticipates that such expansion efforts will continue. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loan portfolio, which the Company expects will continue to change over time.

  The level of loans delinquent less than 90 days may, to some degree, be a leading indicator of future levels of non-performing assets. The following table sets forth, at September 30, 1997, such delinquent loans of the Company, net of those already in non-performing status.

---------------------------------------------------------------------------------------
                                                    Delinquency Period
                                                  -----------------------
                                                    30 - 59       60 - 89
(In thousands)                                         Days          Days         Total
---------------------------------------------------------------------------------------
Residential real estate loans                      $ 40,797      $ 13,348       $54,145
Commercial and multifamily real estate loans          5,951         2,782         8,733
Consumer loans                                        4,290         1,157         5,447
Business loans                                        1,916            --         1,916
---------------------------------------------------------------------------------------
Total                                              $ 52,954      $ 17,287       $70,241
---------------------------------------------------------------------------------------

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

  The following table sets forth, at September 30, 1997 and December 31, 1996, the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans.

----------------------------------------------------------------------------
                                                September 30,   December 31,
(In thousands)                                           1997           1996
----------------------------------------------------------------------------
Commercial and multifamily real estate loans          $46,834       $170,323
Residential real estate loans                          38,550         42,684
----------------------------------------------------------------------------
Total                                                 $85,384       $213,007
----------------------------------------------------------------------------

Impaired Loans

  The table below sets forth information regarding the Company's impaired loans at September 30, 1997 and December 31, 1996. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement.

------------------------------------------------------------------------------------------------------------------------------
                                                           September 30, 1997                       December 31, 1996
                                                 -------------------------------------   -------------------------------------
                                                                  Related                                 Related
                                                                Allowance                               Allowance
                                                     Recorded    for Loan          Net       Recorded    for Loan          Net
(In thousands)                                     Investment      Losses   Investment     Investment      Losses   Investment
------------------------------------------------------------------------------------------------------------------------------
Residential real estate loans:
  With a related allowance                            $ 1,690     $  (106)     $ 1,584        $ 3,290     $  (206)     $ 3,084
  Without a related allowance                           4,230          --        4,230         11,322          --       11,322
------------------------------------------------------------------------------------------------------------------------------
Total residential real estate loans                     5,920        (106)       5,814         14,612        (206)      14,406
------------------------------------------------------------------------------------------------------------------------------
Commercial and multifamily real estate loans:
  With a related allowance                             20,873      (2,350)      18,523         39,388      (3,919)      35,469
  Without a related allowance                           7,707          --        7,707          8,752          --        8,752
------------------------------------------------------------------------------------------------------------------------------
Total commercial and multifamily real
 estate loans                                          28,580      (2,350)      26,230         48,140      (3,919)      44,221
------------------------------------------------------------------------------------------------------------------------------
Business loans with a related allowance                   300        (282)          18            107         (53)          54
------------------------------------------------------------------------------------------------------------------------------
Total impaired loans                                  $34,800     $(2,738)     $32,062        $62,859     $(4,178)     $58,681
------------------------------------------------------------------------------------------------------------------------------

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

  The following table sets forth the activity in the Company's allowance for loan losses for the three months and nine months ended September 30, 1997 and 1996.

-------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                               -------------------------      ---------------------------
(In thousands)                                                       1997           1996              1997           1996
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                   $101,026       $124,902          $106,495       $128,295
Provision charged to operations /(1)/                               8,000         10,250            41,000         31,000
Allowance for loan losses acquired in the BFS Acquisition              --             --            13,249             --
Charge-offs:
  Residential real estate loans /(2)/                              (6,056)       (14,644)          (57,284)       (35,083)
  Commercial and multifamily real estate loans                     (1,803)        (4,781)           (4,458)       (10,510)
  Consumer loans                                                   (1,148)        (1,234)           (3,360)        (3,917)
  Business loans                                                       --           (271)               --           (279)
-------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                  (9,007)       (20,930)          (65,102)       (49,789)
-------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Residential real estate loans                                       909          1,150             3,017          3,938
  Commercial and multifamily real estate loans                        719            324             1,912            816
  Consumer loans                                                      405            467             1,410          1,831
  Business loans                                                        9             56                80            128
-------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                    2,042          1,997             6,419          6,713
-------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                    (6,965)       (18,933)          (58,683)       (43,076)
-------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                         $102,061       $116,219          $102,061       $116,219
-------------------------------------------------------------------------------------------------------------------------

(1) The nine-month period ended September 30, 1997 includes a provision of $14.0 million associated with the NPA Sales.
(2) The nine-month period ended September 30, 1997 includes charge-offs of $35.8 million associated with the NPA Sales.

  At September 30, 1997, the allowance for loan losses represented 0.84% of loans receivable, as compared with 0.99% at the end of 1996 and 1.10% at September 30, 1996. The allowance for loan losses was 107.2% of non-accrual loans at September 30, 1997, up from 55.6% and 51.1% at December 31, 1996 and September 30, 1996, respectively.

Loans Sold with Recourse

  In the past, the Company sold certain residential and multifamily real estate loans with limited recourse. At September 30, 1997, the balance of loans sold with recourse amounted to $672.4 million, down from $751.5 million at December 31, 1996. The Company's related maximum potential recourse exposure was approximately $182 million at September 30, 1997, as compared with approximately $196 million at the end of 1996. Of the loans sold with recourse at September 30, 1997, $7.8 million were delinquent 90 days or more. During the first nine months of 1997, the Company repurchased loans sold with recourse totaling $12.8 million.

MBS

  In general, the Company's MBS carry a significantly lower credit risk than its loans receivable. Of the $5.5 billion aggregate carrying value of the Company's MBS available for sale and held to maturity at September 30, 1997, approximately 17% were issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"). The Company's privately-issued MBS, which have been issued by entities other than FHLMC, GNMA and FNMA, have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Privately-issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool.

  During 1996 and 1995, the Company recognized losses of $4.7 million and $3.3 million, respectively, associated with the other than temporary impairment in value of certain privately-issued MBS. No such losses were incurred during the first nine months of 1997. The losses in 1996 and 1995 were necessitated by the depletion of the underlying credit enhancements as a result of losses incurred on loans underlying the securities, coupled with the Company's projections of estimated future losses on the securities. No assurance can be given that future losses on these securities, the carrying value of which amounted to approximately $79 million at September 30, 1997, will not be incurred. While substantially all of the $4.6 billion of privately-issued MBS held by the Company at September 30, 1997 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained, and the Company cannot predict whether losses will or will not be recognized on any such securities.

Derivative Financial Instruments

  The credit risk from the Company's derivative financial instruments arises from the possible default by a counterparty on its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. The Company has established policies limiting its credit exposure to counterparties of derivative financial instrument agreements, which policies include consideration of credit ratings on a continuous basis, collateral requirements and exposure to any one counterparty. In addition, as deemed necessary, the Company may enter into master netting agreements, under which it may offset payable and receivable positions, to the extent they exist, with the same counterparty in the event of default. There were no past due amounts related to the Company's derivative financial instruments at September 30, 1997 or December 31, 1996.

LOAN PRODUCTION

  The Company's total loan production amounted to $2.2 billion during the third quarter of 1997, up from $1.0 billion during the third quarter of 1996. The 1997 third quarter loan production increased 74.7% from the immediately preceding quarter and 163.8% from the 1997 first quarter. For the first nine months of 1997, total loan production was $4.3 billion, surpassing the $3.8 billion of loan production for the full year 1996 and representing growth of 44.3% as compared with the first nine months of 1996.

  Residential real estate loan production of $1.9 billion for the third quarter of 1997 increased $1.1 billion, or 142.6%, as compared with the third quarter of 1996. For the first nine months of 1997, the Company produced $3.5 billion of residential real estate loans, a 47.4% increase from the comparable period in 1996. These increases largely reflect the impact of the Company's recent restructuring of its mortgage banking operations.

  Total commercial and multifamily real estate loan production was $131.2 million for the third quarter of 1997, as compared with $141.9 million for the corresponding quarter of 1996. For the first nine months of 1997, total commercial and multifamily real estate loan production was $322.3 million, an increase of 13.3% as compared with the same period one year ago.

  Consumer loan originations increased to $131.4 million and $352.7 million for the three- and nine-month periods ended September 30, 1997 from $102.5 million and $257.2 million during the respective periods in 1996, substantially attributable to increased production of home equity loans. During the third quarter and first nine months of 1997, originations of home equity loans increased $27.9 million, or 45.1%, and $94.1 million, or 67.0%, as compared with the respective prior year periods.

  The Company has also experienced growth in its business loan production levels, which increased $22.9 million and $40.5 million during the three- and nine-month periods ended September 30, 1997, as compared with the corresponding year-earlier periods.

  The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the three months and nine months ended September 30, 1997 and 1996.

----------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                           ----------------------------   ----------------------------
(In thousands)                                                       1997          1996             1997          1996
----------------------------------------------------------------------------------------------------------------------
Residential real estate loan production:
  Originated                                                   $1,246,639    $  648,168       $2,542,955    $2,107,413
  Purchased                                                       640,656       129,834          979,323       282,319
----------------------------------------------------------------------------------------------------------------------
Total residential real estate loan production                   1,887,295       778,002        3,522,278     2,389,732
----------------------------------------------------------------------------------------------------------------------
Commercial and multifamily real estate loans originated:
  Commercial real estate loans                                     51,594        49,954          153,563       118,110
  Multifamily real estate loans                                    79,650        91,961          168,738       166,308
----------------------------------------------------------------------------------------------------------------------
Total commercial and multifamily real estate
  loans originated                                                131,244       141,915          322,301       284,418
----------------------------------------------------------------------------------------------------------------------
Consumer loans originated:
  Home equity loans                                                89,754        61,868          234,512       140,453
  Other consumer loans                                             41,685        40,583          118,109       116,789
----------------------------------------------------------------------------------------------------------------------
Total consumer loans originated                                   131,439       102,451          352,621       257,242
----------------------------------------------------------------------------------------------------------------------
Business loans originated                                          31,203         8,269           58,950        18,418
----------------------------------------------------------------------------------------------------------------------
Total loan production                                          $2,181,181    $1,030,637       $4,256,150    $2,949,810
----------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION

General

  The Company's total assets amounted to $19.4 billion at September 30, 1997, an increase of $543.5 million, or 2.9%, from December 31, 1996. This increase was largely attributable to growth in loans receivable, due in part to the BFS Acquisition, and loans held for sale of $1.4 billion and $389.9 million, respectively, coupled with the investment of the proceeds from the issuance of the $200.0 million in principal amount of Series A Capital Securities. The effect of such factors was partially offset by an aggregate reduction in securities available for sale and securities held to maturity of $1.4 billion.

Securities

  The Company's securities available for sale amounted to $1.8 billion at September 30, 1997, a decline of $802.3 million, or 31.0%, since December 31, 1996. Securities held to maturity by the Company, which amounted to $3.8 billion at September 30, 1997, declined $598.2 million, or 13.7%, during the first nine months of 1997.

  The following table summarizes the amortized cost and estimated fair value of securities available for sale and securities held to maturity at September 30, 1997 and December 31, 1996.

----------------------------------------------------------------------------------------------------------
                                                  September 30, 1997               December 31, 1996
                                            -----------------------------   ------------------------------
                                                 Amortized      Estimated         Amortized      Estimated
(In thousands)                                        Cost     Fair Value              Cost     Fair Value
----------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
Debt securities:
  MBS:
    Pass-through securities:
      Privately-issued                          $  955,818     $  953,647        $1,232,276     $1,228,264
      FNMA                                         576,271        583,984           916,452        919,346
      FHLMC                                        161,201        164,024           165,540        167,073
      GNMA                                          15,387         15,671           185,166        187,006
    Interest-only                                    1,639          1,323             1,850          1,291
----------------------------------------------------------------------------------------------------------
  Total MBS                                      1,710,316      1,718,649         2,501,284      2,502,980
----------------------------------------------------------------------------------------------------------
  U. S. government and federal agency               11,527         11,639            18,117         17,969
  State and municipal                               42,946         42,123            44,322         43,307
  Domestic corporate                                 7,753          7,676            15,467         15,328
----------------------------------------------------------------------------------------------------------
Total debt securities                            1,772,542      1,780,087         2,579,190      2,579,584
----------------------------------------------------------------------------------------------------------
Equity securities                                    7,410          7,192            10,343          9,988
----------------------------------------------------------------------------------------------------------
Total securities available for sale             $1,779,952     $1,787,279        $2,589,533     $2,589,572
----------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
MBS:
  Pass-through securities:
    Privately-issued                            $2,152,084     $2,112,305        $2,520,013     $2,464,840
    FHLMC                                           35,450         36,064            44,711         44,942
  Collateralized mortgage obligations:
    Privately-issued                             1,456,619      1,440,958         1,670,983      1,644,120
    FNMA                                            94,380         93,609            94,412         93,649
    FHLMC                                           24,095         23,904            30,089         29,648
----------------------------------------------------------------------------------------------------------
Total MBS                                        3,762,628      3,706,840         4,360,208      4,277,199
----------------------------------------------------------------------------------------------------------
Other debt securities                                3,138          2,525             3,763          2,738
----------------------------------------------------------------------------------------------------------
Total securities held to maturity               $3,765,766     $3,709,365        $4,363,971     $4,279,937
----------------------------------------------------------------------------------------------------------

Loans Receivable

  The Company's total loans receivable, exclusive of the allowance for loan losses, amounted to $12.1 billion at September 30, 1997, an increase of 13.0% from $10.7 billion at the end of 1996. Contributing to this growth was the $2.7 billion of loan production for portfolio during the period, coupled with the impact of the BFS Acquisition. In connection with the BFS Acquisition, the Company acquired approximately $588 million of loans, substantially all of which were secured by commercial and multifamily real estate. A significant component of the Company's current operating strategy is to seek continuing growth in its loans receivable portfolio.

  Residential real estate loans, which consist of one-to-four family first mortgage loans and cooperative apartment loans, represented 74.4% of the loans receivable portfolio at September 30, 1997. This segment of the loans receivable portfolio rose $1.0 billion as compared with the level at December 31, 1996 and amounted to $9.0 billion at September 30, 1997. Total residential real estate loan production for portfolio totaled $2.0 billion during the first nine months of 1997.

  The Company's commercial and multifamily real estate loans receivable portfolio amounted to $2.3 billion at September 30, 1997, which represents growth of $424.0 million, or 22.5%, since year-end 1996. At September 30, 1997, commercial and multifamily real estate loans represented 19.0% of the total loans receivable portfolio, as compared with 17.6% of the total loans receivable portfolio at December 31, 1996.

  The Company's consumer loans receivable portfolio of $740.4 million at September 30, 1997 rose $6.2 million from the end of 1996. This increase was largely attributable to growth in home equity loans of $51.7 million, or 9.8%, the impact of which was partially offset by the repurchase, during the period, of the Company's portfolio of third-party originated automobile loans by the seller. At September 30, 1997, home equity loans represented approximately 80% of the consumer loans receivable portfolio, up from approximately 73% at the end of 1996.

  The Company's business loans receivable amounted to $56.9 million at September 30, 1997. This represents a 32.0% increase from the $43.1 million outstanding at December 31, 1996.

Deposits

  At September 30, 1997, the Bank operated 91 branches, comprised of 90 branches in the greater New York metropolitan area and one branch in Florida. The Company experienced deposit growth of $535.6 million, or 4.2%, since December 31, 1996, largely due to the BFS Acquisition. In connection with this acquisition, the Company acquired five New York City branches and $447.1 million of deposits. Also contributing to the deposit growth was a brokered time deposit program implemented during the third quarter of 1997. This program, which was initiated, in part, to expand the Company's available sources of funds, resulted in approximately $138 million of new deposits.

  At September 30, 1997, approximately 66% of the Bank's deposits were assessable by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") and approximately 34% of its deposits were assessable by the SAIF of the FDIC, in each case insured up to applicable limits.

  The following table sets forth a summary of the Company's deposits at September 30, 1997 and December 31, 1996.

----------------------------------------------------------------------------------------
                                  September 30, 1997               December 31, 1996
                            ----------------------------    ----------------------------
                                              Percentage                      Percentage
(Dollars in thousands)              Amount      of Total            Amount      of Total
----------------------------------------------------------------------------------------
Demand                         $ 1,272,184           9.5%      $ 1,130,863           8.8%
Savings                          2,468,315          18.4         2,460,367          19.1
Money market                     1,892,013          14.1         2,007,448          15.6
Time                             7,759,808          58.0         7,258,061          56.5
----------------------------------------------------------------------------------------
Total deposits                 $13,392,320         100.0%      $12,856,739         100.0%
----------------------------------------------------------------------------------------

Borrowed Funds

  The following table summarizes the Company's total borrowed funds at September 30, 1997 and December 31, 1996.

---------------------------------------------------------------------------------------------------------------
                                                         September 30, 1997               December 31, 1996
                                                   ----------------------------    ----------------------------
                                                                     Percentage                      Percentage
(Dollars in thousands)                                     Amount      of Total            Amount      of Total
---------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase         $3,303,774          68.9%       $3,550,234          73.7%
FHLBNY advances                                           947,153          19.8           925,139          19.2
Senior notes                                              197,749           4.1           197,584           4.1
Series A Capital Securities                               196,131           4.1                --            --
Other                                                     150,742           3.1           142,234           3.0
---------------------------------------------------------------------------------------------------------------
Total borrowed funds                                   $4,795,549         100.0%       $4,815,191         100.0%
---------------------------------------------------------------------------------------------------------------

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

Stockholders' Equity

  Stockholders' equity amounted to $1.1 billion at September 30, 1997, an increase of $30.7 million from December 31, 1996. At September 30, 1997, stockholders' equity represented 5.42% of total assets and tangible stockholders' equity represented 5.18% of total tangible assets, as compared with 5.42% and 5.37%, respectively, at the end of 1996. The Company's book value per common share and tangible book value per common share amounted to $10.38 and $9.88, respectively, at September 30, 1997, up from $9.76 and $9.67, respectively, at December 31, 1996.

  In connection with a Common Stock repurchase program announced during the fourth quarter of 1996 that was completed during the third quarter of 1997, 2,387,100 shares of Common Stock were repurchased during the first nine months of 1997. In total 5,413,000 shares of Common Stock were repurchased under this program at an average cost per share of $15.82. During June 1997, the Holding Company, in connection with the announcement of the NAMC Acquisition, announced a program to repurchase up to approximately 6,900,000 shares of Common Stock. Through September 30, 1997, 1,708,200 shares of Common Stock have been repurchased under this program at an average cost per share of $19.22. Since the announcement, in January 1996, of the Holding Company's initial Common Stock repurchase program, a total of 9,121,200 shares of Common Stock have been repurchased at an average cost per share of $15.78.

  During the first nine months of 1997, the Holding Company declared and paid cash dividends on the Common Stock of $0.08 per share.

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

  Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision ("OTS"), its primary regulator. During the first nine months of 1997, the Bank paid dividends of $64.0 million to the Holding Company.

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

  Pursuant to regulations promulgated by the OTS, the Bank is required to maintain (i) a ratio of average eligible liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 5.0% and (ii) a ratio of average eligible short-term liquid assets for the month to the sum of average net withdrawable accounts and short-term borrowings during the preceding month of at least 1.0%. For the month of September 1997, the Bank's average liquidity ratio was 5.1% and its average short-term liquidity ratio was 4.7%.

REGULATORY CAPITAL

  Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, leverage capital of at least 3.00% of adjusted total assets, and total risk-based capital of at least 8.00% of risk-weighted assets (the "Capital Adequacy Regulations"). As detailed in the table below, the Bank was in compliance with the Capital Adequacy Regulations at September 30, 1997.

  Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.00%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At September 30, 1997, the Bank met the published standards for a well capitalized designation under these regulations.

  The following table sets forth the regulatory capital ratios of the Bank at the dates indicated. The declines in the Bank's regulatory capital ratios from year-end 1996 to September 30, 1997 were attributable to asset growth during the period, due in part to the BFS Acquisition, coupled with the deduction from regulatory capital of the goodwill arising from the BFS Acquisition.

---------------------------------------------------------------------------------
                             September 30,    June 30,   March 31,   December 31,
                                      1997        1997        1997           1996
---------------------------------------------------------------------------------
Tangible capital                      6.03%       5.66%       6.32%          6.06%
Leverage capital                      6.03        5.66        6.32           6.06
Tier 1 risk-based capital            11.13       11.05       12.21          11.96
Total risk-based capital             12.10       12.03       13.30          13.08
---------------------------------------------------------------------------------

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

  All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the Anchor Merger), have been assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases, which imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the government's actions with that contract in each of the related transactions. The government has disputed the existence of a contract in each case and cross-moved for summary judgment. The government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997, but no timetable has been set for disposition of the Bank's motions and the government cross-motions. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court indicated it would issue its order on those common issues in early September 1997; however, no order has yet been issued. If the Court's rulings are favorable, the Bank expects to avail itself of a procedure to have those determinations applied in its case as part of the determination of its pending summary judgment motions. It is not possible to predict whether any of the Bank's partial summary judgment motions will be granted or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

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

  There have been no decisions determining damages in any of the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages is expected to be concluded by the end of March 1998, and the second is scheduled to commence in April 1998. It is unlikely that any decision on damages will be issued before the summer of 1998. It is likely that any determination of damages by the Court of Federal Claims will be appealed. It is impossible to predict the measure of damages that will be upheld in cases in which liability is found. The Company, nevertheless, believes that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, that, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 27 --  Financial Data Schedule

(b)  REPORTS ON FORM 8-K

       On July 25, 1997, the Holding Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, which reported that, on July 17, 1997, it issued a press release announcing its preliminary financial results for the second quarter of 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIME BANCORP, INC.
                              (Registrant)



Dated: November 13,1997       By:   /s/ Lawrence J. Toal
       ----------------             --------------------
                                    Lawrence J. Toal
                                    Chief Executive Officer, President
                                    and Chief Operating Officer

Dated: November 13, 1997      By:   /s/ Anthony R. Burriesci
       -----------------            ------------------------
                                    Anthony R. Burriesci
                                    Executive Vice President
                                    and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER           IDENTIFICATION OF EXHIBIT
------           -------------------------

27               Financial Data Schedule (filed electronically only)