Form 10-K
period 1997-12-31
DIME BANCORP INC
filed 1998-03-31
CIK 919568

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 1-13094

                               DIME BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                             11-3197414
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR            (I.R.S. EMPLOYER IDENTIFICATION NO.)
                    ORGANIZATION)

        589 FIFTH AVENUE, NEW YORK, NEW YORK                                  10017
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                                 (212) 326-6170
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                        -----------------------------------------
            COMMON STOCK, $0.01 PAR VALUE                            NEW YORK STOCK EXCHANGE
                STOCK PURCHASE RIGHTS                                NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $3,383,886,475 as of March 6, 1998 (based on the closing New York Stock Exchange price on such date).

     The number of shares of common stock of the registrant outstanding as of March 6, 1998 was 114,136,996 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of Form 10-K is incorporated by reference to the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

================================================================================

                               DIME BANCORP, INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Qualitative and Quantitative Disclosures About Market
          Risk........................................................   44
Item 8.   Financial Statements and Supplementary Data.................   44
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   45

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   45
Item 11.  Executive Compensation......................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   46

SIGNATURES............................................................   47

                                     PART I

     Certain statements contained herein are forward-looking and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company (as defined below), and the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations and interpretations thereof, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

ITEM 1.  BUSINESS

GENERAL

     Dime Bancorp, Inc. (the "Holding Company"), a Delaware corporation headquartered in New York, New York, is the holding company for The Dime Savings Bank of New York, FSB, a federally-chartered savings bank (the "Bank" and, together with the Holding Company and its direct and indirect subsidiaries, the "Company"). The Bank operates through 91 branches, principally located in the greater New York City metropolitan area. At December 31, 1997, the Company had assets of $21.8 billion (including loans receivable of $12.9 billion), deposits of $13.8 billion, and stockholders' equity of $1.3 billion.

     The principal subsidiary of the Bank is North American Mortgage Company ("NAMC"), a mortgage banking company that, at December 31, 1997, operated over 200 offices in 36 states. NAMC was acquired by the Company in October 1997 (the "NAMC Acquisition"). On April 30, 1997, the Company acquired BFS Bankorp, Inc. and its wholly-owned subsidiary, Bankers Federal Savings FSB (the "BFS Acquisition"). In connection with the BFS Acquisition, the Company acquired loans receivable, net, of $574.5 million and assumed deposits in five New York City branches of $447.1 million.

     The Company's core business activities consist of consumer financial services, mortgage banking, commercial real estate lending, consumer lending, and business banking. In addition, to complement its core business activities, the Company, through its treasury function, invests in various interest-earning assets and accesses additional funding sources.

CONSUMER FINANCIAL SERVICES

  General

     The Company's consumer financial services include deposit products and related services, securities brokerage services and insurance products. These products and services, most of which are available 24 hours a day and seven days a week, are delivered through the Company's multi-channel distribution network, which includes the Company's new telephone banking unit.

  Deposits

     The Company's total deposits amounted to $13.8 billion at December 31, 1997. At that date, the Company operated 42 branches in New York City, 23 branches in Long Island, a total of 7 branches in Westchester and Rockland counties in New York, 18 branches in New Jersey, and one branch in Florida. In addition to its branch system, the Company's deposit gathering network includes its telephone banking system and over 150 automated teller machines owned by the Company.

     The Company attracts deposits by offering a broad selection of deposit instruments and programs. These include demand accounts, savings accounts, money market accounts, time deposit accounts, individual retirement and Keogh accounts, and automatic payroll and Social Security deposit programs. The Company's deposit levels are subject to fluctuations resulting from numerous factors outside the Company's control, including general economic conditions, market interest rates and competition both from other depository institutions and alternative investments. Depositor behavior is affected by a variety of factors, including risk-related returns on other available investments, the rates paid by the Company compared to other institutions and the Company's ability to satisfy customer needs. These factors may affect the Company's willingness or ability to compete for deposits and, therefore, the level of its deposits.

     The Bank is a member of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with approximately 66% of its deposits insured by the BIF and the remainder insured by the Savings Association Insurance Fund ("SAIF") of the FDIC, in each case up to applicable limits.

     For further information on the Company's deposits, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9 of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

  Securities Brokerage Services and Insurance Activities

     Securities brokerage services are provided by the Company through Dime Securities of New York, Inc. ("Dime Securities"), a wholly-owned subsidiary that is a registered broker-dealer. The services provided by Dime Securities primarily consist of the execution of securities transactions, on an agency basis, solely upon the order and for the accounts of its customers. In addition, Dime Securities provides standardized and individualized investment and financial planning advice to individuals and business entities. Products sold by Dime Securities, which are not BIF- or SAIF-insured, include: mutual funds; government, corporate and municipal bonds; equity securities and equity options; annuities; and unit investment trusts.

     In connection with the NAMC Acquisition, the Company acquired North American Mortgage Insurance Services, a subsidiary of NAMC, which expanded the Company's insurance product line and the number of states in which the products are sold. The Company's insurance subsidiaries, which also include The Dime Agency, Inc. and Dime NJ Agency, Inc., currently sell certain tax-deferred annuities and products issued by various insurance companies, including individual and group life, disability, and accidental death insurance, as well as hazard, mortgage, and automobile insurance.

     The Company also offers Savings Bank Life Insurance ("SBLI") in New York through its SBLI Department. Although the activities of this department, which are segregated from those of the Company, do not directly affect the Company's earnings, the Company believes that offering SBLI provides an important benefit to its customers. The SBLI Department pays its own expenses and reimburses the Company for expenses incurred on its behalf.

MORTGAGE BANKING

  General

     The Company's mortgage banking activities include the production of residential real estate loans (consisting of one-to-four family first mortgage loans and cooperative apartment loans), either for the Company's portfolio or for sale into the secondary market, and loan servicing. From time to time, the Company has also purchased, as well as sold, loan servicing rights.

     During 1997, the Company continued its strategy of implementing various initiatives designed to, among other things, further strengthen its mortgage banking capabilities. These initiatives included increasing the number of the Company's loan origination offices, expanding its correspondent-purchase activities, and offering new loan products. This strategy was significantly accelerated by the NAMC Acquisition. Following the NAMC Acquisition, the Company reorganized its mortgage banking functions to increase operational efficiencies, and as a result, its mortgage banking activities are conducted principally through NAMC.

  Residential Real Estate Loan Production

     The Company produces fixed-rate and adjustable-rate residential real estate loans through a multi-channel, multi-regional network. Of the Company's total residential real estate loan production during 1997 of $8.6 billion, $4.5 billion was originated through approved mortgage brokers (which numbered approximately

6,400 at December 31, 1997, as compared with approximately 450 at December 31,
1996), $2.3 billion was originated directly by the Company and $1.8 billion was purchased through correspondent lenders.

     The Company's residential real estate loan production during 1997 was primarily concentrated in the states of California (17.5%), Illinois (8.7%), New York (8.6%), Virginia (6.5%), and Georgia (6.1%). During 1996, the Company's residential real estate loan production amounted to $3.0 billion and was primarily concentrated in the states of New York (23.7%), Connecticut (13.6%), Virginia (12.7%), Georgia (10.6%), and New Jersey (9.2%). The Company's increased residential real estate loan production in California during 1997 was largely due to the NAMC Acquisition.

     The Company's residential real estate loan production includes loans: (i) that meet the standard underwriting policies and purchase limits (which for single family homes increased to $214,600 during 1997) established by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines ("conforming conventional loans"); (ii) in amounts in excess of the purchase limits established by FNMA and FHLMC ("jumbo loans"); (iii) insured or guaranteed under Federal Housing Administration ("FHA") or Veteran Administration ("VA") programs; (iv) that conform to programs established by various state and local authorities; and (v) exclusively for sale to specified secondary market investors that conform to the requirements of such investors, which may be more or less stringent than those for conforming conventional loans.

     Underwriting policies and guidelines for residential real estate loans produced for the Company's portfolio (except to finance the sales of its residential owned real estate) are, at a minimum, in conformance with those of FNMA and FHLMC. Such policies and guidelines include requiring an appraisal of the value of the collateral for the purpose of determining the loan-to-value ratio (i.e., the ratio that the principal amount of the loan bears to the value of the collateral securing the loan at the time of origination) and the collateral's adequacy as security. The collateral's value is deemed to be the lower of the purchase price or the appraised value, except for refinance loans, where the appraised value is used. With respect to residential first mortgage loans having a loan-to-value ratio in excess of 80% at the date of origination, the Company generally requires private mortgage insurance underwritten by FNMA- and FHLMC-approved insurers on at least the amount of the loan in excess of 80% of the collateral's value.

     Since the NAMC Acquisition, the Company makes residential real estate loans to borrowers whose creditworthiness does not meet standard FNMA and FHLMC underwriting policies ("subprime loans"). The Company's subprime loan program is conducted in conjunction with a subsidiary of a major securitizer of subprime products, which underwrites and purchases all such loans pursuant to a contractual agreement that was initially entered into by NAMC in 1996. The Company receives a fee for the origination of subprime loans, and the loans, as well as the rights to service such loans, are sold without recourse to the Company.

     The Company administers a formal process for approving and monitoring its mortgage brokers and correspondents and, in addition, conducts annual reviews thereof. Mortgage broker performance is assessed primarily by monitoring loan credit quality. Correspondent-purchased loans are contractually required to be underwritten by the correspondent lenders in accordance with the Company's guidelines and, unless a correspondent lender has been delegated underwriting authority, all loans are re-underwritten by the Company prior to purchase. Correspondent lenders with delegated underwriting status are generally subject to more stringent financial and operational requirements than those without such status and have undergone a comprehensive on-site review conducted by the Company. Mortgage brokers and correspondent lenders demonstrating unacceptable performance or insufficient loan activity are removed from the Company's programs.

  Secondary Market Activities

     During 1997, the Company continued its strategy of selling into the secondary market substantially all of its fixed-rate residential real estate loan production. In total, the Company sold $4.7 billion of residential real estate loans into the secondary market during 1997.

     Conforming conventional loans produced by the Company for sale in the secondary market are typically exchanged for securities backed by such loans (mortgage-backed securities ("MBS")) issued by FNMA or FHLMC, which are sold to investment banking firms. The Company may also sell conforming conventional loans directly to FNMA or FHLMC or to private investors. Conventional loans produced for sale in the secondary market that are not conforming loans are sold to private investors. FHA-insured and VA-guaranteed loans produced for sale in the secondary market are pooled to form Government National Mortgage Association ("GNMA") MBS, issued by the Company, which are sold to investment banking firms.

  Loan Servicing

     At December 31, 1997, the Company serviced approximately 329,000 residential real estate loans with principal balances of $31.9 billion, including approximately 246,000 loans with principal balances of approximately $22 billion owned by third-parties. In return for servicing residential real estate loans owned by others, the Company earns fees, which, on an annual basis, generally range from 25 to 50 basis points of the outstanding principal balances of the loans. Minimum servicing fees for substantially all loans serviced under MBS programs are established by the sponsoring entities.

     Loan servicing consists of collecting principal and interest payments from borrowers, remitting aggregate principal and interest payments to investors, making cash advances when required, accounting for principal and interest, collecting funds for payment of loan-related expense such as taxes and insurance, inspecting the collateral as required, contacting delinquent borrowers, conducting foreclosures and property dispositions in the event of unremedied defaults, and generally administering loans.

     For a further discussion of the Company's loan servicing activities, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

COMMERCIAL REAL ESTATE LENDING

     At December 31, 1997, the Company's commercial real estate loans receivable amounted to $2.3 billion, of which approximately $1.9 billion were secured by properties located in the State of New York. At that date, approximately 61% of the loans in this portfolio were secured by multifamily properties. The commercial real estate loans receivable portfolio expanded 20.0% during 1997 due in part to the BFS Acquisition and the opening of loan production offices in Philadelphia, Pennsylvania in late 1996 and in Fairfax, Virginia in early 1997. In the aggregate, these two new loan production offices were responsible for 19.3% of the Company's total commercial real estate loan originations of $539.9 million during 1997.

     The Company's underwriting policies with respect to commercial real estate loans are based primarily on the loan-to-value ratio of the property and an assessment as to the adequacy of the underlying project's cash flow and its coverage of operating expenses and debt service payments. The Company's underwriting policies generally also require an appraisal of the underlying property, an engineer's report, and a "Phase I" environmental assessment. Loan-to-value ratios at the time of origination are usually not more than 75%.

     For a further discussion of the Company's commercial real estate loans receivable, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

CONSUMER LENDING

     The Company's consumer loans receivable, which amounted to $773.8 million at the end of 1997, includes adjustable- and fixed-rate home equity loans, manufactured home loans, loans secured by deposits, automobile loans, boat loans, unsecured and secured personal loans, property improvement loans, government-guaranteed student loans, and unsecured revolving and overdraft checking loans. During 1997, the Company extended its consumer lending capabilities to markets outside of the greater New York City metropolitan area, particularly as a result of the NAMC Acquisition.

     Home equity loans, which represented approximately 82% of the Company's total consumer loan portfolio at December 31, 1997, are underwritten following guidelines similar to those for conforming conventional residential real estate loans. During 1997, the loan-to-value ratio on any home equity loan, together with any prior lien, generally did not exceed 90% at the time of origination. Loans made pursuant to home equity lines of credit have adjustable interest rates that, after an introductory period, are based generally on a fixed margin over the prime lending rate.

     For a further discussion of the Company's consumer loans receivable, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

BUSINESS BANKING

     The Company's business banking activities consist of providing loans, deposit products, and cash management and other services to businesses with annual revenues generally up to $25 million.

     The Company originates business loans principally to finance seasonal working capital needs, expansion, renovation, and equipment purchases. The ability of the borrower to generate sufficient cash flows from operations to liquidate the debt is a critical component of the credit decision. At December 31, 1997, the Company's business loans receivable amounted to $99.1 million, of which approximately 11% were unsecured.

     For a further discussion of the Company's business loans receivable, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

OTHER INVESTING ACTIVITIES

     General. In addition to its investments in loans, the Company, pursuant to established policies and guidelines, invests in certain securities and money market investments through its treasury function. These investments are made in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes and complement the Company's lending activities, which are its primary focus. In addition, as a member of the Federal Home Loan Bank of New York ("FHLBNY"), the Bank is required to maintain a specified investment in the capital stock of the FHLBNY (see "Regulation and Supervision -- Federal Home Loan Bank System").

     Securities. The Company's investments in securities consist substantially of adjustable-rate MBS or fixed-rate, medium-term MBS issued by FNMA, FHLMC, and GNMA, and private issuers that are rated "AA" or better. During December 1997, the Company, primarily as a result of a reassessment of its asset/liability management strategy, transferred its entire $3.6 billion portfolio of securities held to maturity to its portfolio of securities available for sale. In connection therewith, the Company identified approximately $1.4 billion of the transferred MBS that it expects to sell during 1998. At year-end 1997, the Company's securities available for sale portfolio amounted to $5.0 billion.

     For a further discussion of the Company's securities investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

     Money Market Investments. The Company invests in a wide range of money market instruments, including overnight and term federal funds, time deposits, and securities purchased under agreements to resell. Money market investments are used to invest the Company's available funds resulting from deposit-taking operations and normal cash flow and to help satisfy both internal liquidity needs and the Bank's regulatory liquidity requirements (see "Regulation and Supervision -- Liquid Assets").

     For a further discussion of the Company's money market investments, see
Note 3 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

EMPLOYEES

     The Company had 6,451 employees at December 31, 1997. Employees of the Company are not represented by any collective bargaining group. The Company considers its employee relations to be satisfactory.

COMPETITION

     The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition for deposits historically has come from other thrift institutions and commercial banks doing business in the greater New York City metropolitan area. The Company also competes for funds with money market mutual funds, corporate and governmental debt securities, and other investment alternatives. The Company's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies, consumer finance companies, insurance companies, and other institutional investors and lenders. A number of institutions with which the Company competes for deposits and loans have significantly greater assets and capital than the Company.

REGULATION AND SUPERVISION

  General

     The Bank is a federal savings bank and a member of the FHLBNY and is subject to the regulations, examinations, and reporting requirements of the Office of Thrift Supervision (the "OTS"), as the primary regulator of federal savings associations, and of the FDIC, as insurer of the Bank's deposits. Additionally, the Bank is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a savings and loan holding company, the Holding Company is also subject to the regulations, examinations and reporting requirements of the OTS.

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

  Deposit Insurance

     The FDIC administers two separate deposit insurance funds: the BIF, of which the Bank is a member, and the SAIF. Approximately 66% of the Bank's deposits are BIF-insured and approximately 34% of its deposits are SAIF-insured. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under this system, both BIF-insured and SAIF-insured depository institutions are placed into one of nine confidential assessment risk categories using a two-step process based first on capital ratios and then on other factors. As a result of the enactment of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), SAIF-insured deposit assessment rates currently range between $0.00 and $0.27 for each $100 of insured deposits, which is identical to BIF-insured deposit assessment rates.

     Under the Funds Act, beginning January 1, 1997, insured depository institutions were assessed with respect to BIF-assessable deposits in order to pay for a portion of the debt service of certain bonds issued by the Federal Financing Corporation (the "FICO Bonds"). Prior to January 1, 1997, assessments to pay the debt service on the FICO Bonds were applicable only to SAIF-member institutions. The Funds Act provides that, between January 1, 1997 and the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist, BIF-assessable deposits will be assessed at a rate equal to 20% of the rate applied to SAIF-assessable deposits for purposes of the FICO Bonds debt service assessment. Thereafter, all insured deposits will be assessed on a pro rata basis. The FDIC has established initial assessment rates of $0.0648 for each $100 of SAIF-assessable deposits and $0.01296 for each $100 of BIF-assessable deposits through the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist. Assessment rates have not yet been established for the period from January 1, 2000, or such earlier date on which the last savings association ceases to exist, through the year 2017 (the maturity date of the FICO Bonds).

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

     The leverage capital requirement adopted by the OTS requires savings associations to maintain core capital in an amount equal to at least 3% of adjusted total assets. Core capital includes common stockholders' equity (including common stock, common stock surplus and retained earnings, but excluding any net unrealized gains or losses, net of related taxes, on certain securities available for sale), non-cumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets, other than mortgage servicing rights valued in accordance with applicable regulations and purchased credit card relationships, generally must be deducted from core capital. Mortgage servicing rights and purchased credit card relationships may comprise only up to 50% of core capital. In addition, certain deferred tax assets and investments in and loans to non-includable subsidiaries must be deducted from core capital.

     Savings associations are required to hold tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital means core capital less any intangible assets (except for mortgage servicing rights includable in core capital).

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

     Pursuant to FDICIA, the OTS adopted prompt corrective action ("PCA") regulations that established five capital categories for savings associations ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and require certain mandatory actions and authorize other discretionary actions to be taken by the OTS with respect to institutions in the three undercapitalized categories, with the nature and extent of such actions dependent primarily on the category in which the institution is placed. The OTS has specified by regulation the relevant capital level for each category. Under OTS regulations, an institution is considered well capitalized if its ratio of total risk-based capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.

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

     For information concerning the Bank's regulatory capital status, see Note 16 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

  Loans-to-One-Borrower Limitations and Loans to Insiders

     Savings associations are subject to loans-to-one-borrower limitations under federal law and OTS regulations. At December 31, 1997, the Bank's loans-to-one borrower limitation was approximately $197 million.

     Savings associations are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act. These provisions, among other things, limit a savings institution's extension of credit to the principal stockholders, directors and executive officers of the savings institution and its affiliates and to the related interests of these persons.

  Liquid Assets

     The OTS, by regulation, requires savings associations to maintain a certain level of liquid assets (as defined). Prior to November 24, 1997, savings associations were required to maintain, during each calendar month, an average daily balance of liquid assets of not less than 5%, and short-term liquid assets (as defined) of not less than 1%, of their liquidity base (average daily balances of net withdrawable accounts plus short-term borrowings during the preceding calendar month). Effective November 24, 1997, the OTS revised these regulations by: (i) lengthening the period of time over which the requirement will be measured from monthly to quarterly; (ii) authorizing savings associations to calculate the requirement either as a percentage of its liquidity base at the end of the preceding calendar quarter or as a percentage of the average daily balance of its liquidity base during the preceding quarter;
(iii) reducing the requirement for liquid assets from 5% to 4% of the liquidity base and eliminating the requirement regarding short-term liquid assets; and
(iv) adding to the list of liquid assets. Monetary penalties may be imposed for failure to meet liquidity ratio requirements.

     For additional information on the Bank's regulatory liquid assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

  Restrictions on Dividends and Capital Distributions

     The payment of dividends by the Bank to the Holding Company is subject to certain regulatory restrictions. These restrictions may affect the Holding Company's liquidity as well as its ability to pay dividends on its capital stock or principal or interest on its debt. A savings association, such as the Bank, may not make a capital distribution (or pay management fees to its holding company) if, following such distribution (or payment), the institution would be "undercapitalized" as that term is defined for purposes of the PCA provisions described above. In addition, OTS regulations limit the ability of savings associations to pay dividends and make other capital distributions according to the institution's level of capital and income, with the greatest flexibility afforded to institutions that meet or exceed their OTS capital requirements. Capital distributions include cash dividends, payments to repurchase, redeem, retire or otherwise acquire an institution's shares, payments to stockholders of another institution in a cash-out merger, other distributions charged against capital and any other transaction that the OTS determines to entail a payout of capital. To the extent that the OTS regulations described below and the PCA provisions are inconsistent, the PCA provisions take precedence.

     Under current OTS regulations, a savings association that exceeds its fully phased-in OTS capital requirements both before and after a proposed distribution (a "Tier 1 Institution") and that has not been advised by the OTS that it is in need of more than normal supervision may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. In addition, a Tier 1 Institution may make capital distributions in excess of the foregoing limits if it gives the OTS 30 days' notice of the proposed distribution and the OTS does not object within that period. A Tier 1 Institution that has been notified by the OTS that it is in need of "more than normal supervision" must, under the OTS regulations, be treated as a "Tier 2 Institution" or a "Tier 3 Institution," to which progressively more stringent restrictions on dividends and capital distributions apply. As of December 31, 1997, the Bank was a Tier 1 Institution.

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

     For a discussion of additional limitations on the Bank's ability to issue dividends and certain limitations on the ability of the Holding Company to issue dividends, see Notes 12 and 15 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

  Community Reinvestment Act ("CRA")

     Under the CRA and the implementing OTS regulations, a savings association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution.

     As part of its CRA activities, the Bank originates loans for affordable housing (which are generally loans to low- or moderate-income borrowers). In order to generate these loans, the Bank's specifically designated staff uses a variety of outreach initiatives, including participation in seminars and housing fairs, such as those targeted to first-time home buyers, loan application materials in a variety of foreign languages, and cooperative ventures with not-for-profit groups. The Bank's CRA lending activities also include loans in low- or moderate-income neighborhoods, community development financing for new construction and rehabilitation of affordable multifamily housing, and targeted commercial projects. Typically, these project loans are made in partnership with government subsidy programs.

     Under new standards effective as of July 1, 1997, the OTS assigns a CRA rating based upon a Lending Test, Investment Test and Service Test keyed to, respectively, the number of loans, the number of investments, and the level of availability of retail banking services in a savings association's assessment area. The Lending Test is the primary component of the assigned composite rating. An "outstanding" rating on the Lending Test automatically results in at least a "satisfactory" rating on the composite, but an institution cannot receive a "satisfactory" or better rating on the composite if it does not receive at least a "low satisfactory" rating on the Lending Test. Alternatively, a savings association may elect to be assessed by complying with a strategic plan approved by the OTS.

     Prior to the effective date of the new standards, the OTS implementing regulations required the board of directors of each savings association to adopt a CRA statement for each delineated local community that, among other things, described its efforts to help meet community credit needs and the specific types of credit that the institution was willing to extend.

     Following each of the four most recent CRA examinations of the Bank by the OTS, which were completed in August 1997 (under the new standards), June 1995, February 1993, and December 1990, the Bank received an "outstanding" CRA rating, which is the highest rating that an institution may receive.

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

     Until June 1983, the Bank was a New York State-chartered mutual savings bank. The Bank converted to a federally-chartered mutual savings bank in 1983 and in 1986 converted from mutual to stock form. Federal law and regulations empower the Bank to exercise any authority to make investments or engage in activities that the Bank was authorized to exercise or engage in under New York law in effect at the time it converted to a federal mutual charter, whether or not the Bank had utilized such authority as a state-chartered mutual savings bank. These so-called "grandfathered" powers are in addition to the powers the Bank possesses as a federal savings bank. Among these grandfathered powers is the authority to make "leeway" investments. Under this authority, the Bank, subject to certain limitations, may make equity and other investments that do not qualify under any other provision of the grandfathered powers, so long as no one such investment exceeds 1% of the Bank's assets and the total of all such investments does not exceed 5% of its assets. However, certain specific types of investments are prohibited under this provision, including the acquisition of common stock in a commercial bank or life insurance company.

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

  Federal Reserve System

     Federal Reserve Board regulations require depository institutions, including the Bank, to maintain non-interest-earning reserves against certain deposits. The Bank maintained $34.5 million of such reserves for the calculation period including December 31, 1997. The effect of these reserve requirements is to reduce the Bank's interest-earning assets. The balances maintained to comply with the reserve requirements of the Federal Reserve Board may be used to satisfy the liquidity requirements imposed on the Bank by the OTS.

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

TAXATION

  Federal Income Taxation

     General. The Holding Company files consolidated federal income tax returns with its eligible 80%-or-greater-owned subsidiaries on a calendar year basis. The maximum corporate federal income tax rate applicable to the Holding Company and its subsidiaries currently is 35%, subject to the 20% alternative minimum tax applicable to corporations, as discussed below.

     Alternative Minimum Tax. The 20% alternative minimum tax applies generally to taxable income, with certain adjustments, plus items of tax preference ("AMTI") and is imposed to the extent that the alternative minimum tax exceeds the regular income tax for the taxable year. The amount of AMTI that can be offset by net operating loss ("NOL") carryforwards is limited to 90% of AMTI. Therefore, for taxable years in which available NOL carryforwards completely offset taxable income, the Holding Company (and its subsidiaries) would be subject to an effective minimum federal tax rate of 2% of AMTI (as determined before offset by NOL carryforwards). Any alternative minimum tax paid by the Company would be available as a carryforward tax credit, which, subject to certain limitations, could be used to reduce its otherwise determined regular federal tax liability.

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

  State and Local Taxation

     New York State and New York City each imposes an annual franchise tax on banking corporations, based on net income allocable to New York State or New York City, respectively, at a rate of 9%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge equal to 17% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. NOLs cannot be carried back or forward for New York State or New York City tax purposes. These taxes apply to the Holding Company, the Bank and certain of the Bank's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

     The Holding Company and certain of its subsidiaries are also subject to state and local taxation in states other than New York. Most states provide a statutory apportionment methodology that determines the allocable income subject to tax in those states. In certain cases, the income and activities of the affiliated group are used to determine the tax liability of the entity doing business in that state. Further, the ability to utilize NOL carryovers varies by state. New Jersey imposes a Savings Institution Tax based on net income attributed to New Jersey on the basis of separate accounting, at a rate of 3%, and NOLs cannot be carried back or forward. In addition, the Holding Company is subject to an annual franchise tax imposed by Delaware, its state of incorporation. This franchise tax is the higher of an amount determined by reference to authorized shares or assumed capital (asset size), but cannot exceed $150,000.

  Limitations on Use of Tax Losses

     As of December 31, 1997, the Company had certain net deferred tax benefits (generally, expenses or losses recorded in the financial statements that have not yet reduced its income tax liability) of approximately $102 million.

     The timing of the realization of a substantial portion of the Company's deferred tax asset is subject to limitation under section 382 ("Section 382") of the Internal Revenue Code (the "Code") because the Holding Company underwent an ownership change as defined by Section 382 ("Ownership Change") as a result of the issuance of its common stock ("Common Stock") in conjunction with the NAMC Acquisition.

     Generally, an Ownership Change occurs with respect to a corporation if any stockholders who own or have owned, directly or indirectly, 5% or more of the capital stock of the corporation ("5% stockholders") increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such 5% stockholders at any time during the testing period (generally the three years preceding). In applying Section 382, under a special rule, at least a portion of newly-issued stock is considered to be acquired by a new 5% stockholder even if no person acquiring the stock in fact owns as much as 5% of the issuer's stock. Under this rule, the Common Stock issued to common stockholders of NAMC in connection with the NAMC Acquisition, as well as the Common Stock issued to common stockholders of Anchor Bancorp, Inc. ("Anchor Bancorp") in connection with its merger with and into the Holding Company in January 1995 (together with the merger of Anchor Savings Bank FSB ("Anchor Savings") with and into the Bank, the "Anchor Merger"), is considered to have been acquired by a new 5% stockholder.

     Section 382 imposes an annual limitation on the timing of the amount of taxable income a corporation may offset, after the date of an Ownership Change (the "Change Date"), with NOL and tax credit carryforwards and certain net unrealized built-in losses existing on the Change Date. The limitation equals the product of (i) the fair market value of the corporation's equity on the Change Date (with certain adjustments, including an adjustment excluding certain capital contributions made in the two years preceding the Change Date) and (ii) a long-term tax-exempt bond rate as defined by the Code.

     The Company believes that the application of Section 382 resulting from the NAMC Acquisition will only limit the utilization of its federal NOL and tax credit carryforwards. This represents approximately $83 million of the Company's deferred tax asset at December 31, 1997. Effectively, the Company would be limited to realizing no more than approximately $50 million of these benefits for each calendar year beginning in 1998. The delay in utilizing these tax carryforwards will not require an adjustment to the Company's financial statement presentation of its tax position nor will it have a material impact on its earnings.

     Based on the information available to the Company, it does not currently believe that the issuance of shares of Common Stock in the Anchor Merger resulted in an Ownership Change. However, because the application of Section 382 is highly complex and uncertain in some respects, the Company cannot provide any assurances that an Ownership Change did not occur.

  Other Tax Information

     For additional information regarding income taxes of the Company, see Note 21 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES

     At December 31, 1997, the Bank operated 91 full-service branches, of which 40 were owned and 51 were leased. At that date, the Company leased its principal executive offices in New York City, its administrative headquarters in Uniondale, New York, the executive offices for its mortgage banking operations located in Tampa, Florida, and 226 residential real estate loan production facilities located in 36 states. In addition, at December 31, 1997, the Company owned the building and leased the land for its remote computer operations hub in Valley Stream, New York, and owned its residential real estate and consumer loan servicing operations center in Albion, New York and its residential real estate loan production headquarters located in Santa Rosa, California.

     For further information regarding the Company's properties and lease obligations, see Notes 7 and 24 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

     All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the Anchor Merger), have been assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases, which imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the government's actions with that contract in each of the related transactions. The government has disputed the existence of a contract in each case and cross-moved for summary judgment. The government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997, but no timetable has been set for disposition of the Bank's motions and the government cross-motions. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Court, however, did not prescribe a clear procedure for implementing its order. The Government submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by the plaintiff. The Bank intends to submit such a proposed order. Nonetheless, it is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

     The Court has ordered that certain common discovery proceed through at least the first quarter of 1998. The Government is required to produce certain documents relating to unassisted acquisitions of failing institutions effected by the Bank and five other plaintiffs. In addition, the Court has directed that full discovery of facts common to all pending cases be conducted. Such discovery will include materials concerning the policies and procedures of the Federal Home Loan Bank Board (the predecessor of the OTS) and the FSLIC during the thrift crisis of the 1980's, when the transactions that are the subject of the litigation occurred. In addition, the common discovery will include generally applicable information concerning the operations of the FSLIC that will be relevant under certain damage theories.

     Commencing in April 1998, the oldest 30 of the pending cases (after excluding certain specific cases) that elect to proceed will be allowed to commence full discovery as to liability and damages in their cases. The case-specific discovery will continue for one year, unless extended by the Court. The second 30 cases will start discovery in 1999, and so on. Discovery of damage experts will follow the fact discovery in each case. Cases will not be assigned to trial judges until after the fact discovery is completed. The Bank is among the 30 plaintiffs that will commence full case-specific discovery on April 1, 1998.

     There have been no decisions determining damages in any of the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages is expected to be concluded by early April 1998, and the second is scheduled to commence in May 1998. It is unlikely that any decision on damages will be issued before the summer of 1998. It is likely that any determination of damages by the Court of Federal Claims will be appealed. It is impossible to predict the measure of damages that will be upheld in cases in which liability is found. The Company, nevertheless, believes that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted.

     The Bank and/or its wholly-owned subsidiaries, Dime Mortgage of New Jersey, Inc. and NAMC (and in one instance, Dime Mortgage, Inc., a subsidiary of the Company that was merged into NAMC in the fourth quarter of 1997), as the case may be, have been named as defendants in the following purported class actions:
Koslowe v. Dime Mortgage of New Jersey and The Dime Savings Bank of New York, filed in the United States District Court for the District of New Jersey on February 25, 1997; Bray v. North American Mortgage Co., filed in the United States District Court for the Middle District of Alabama on January 31, 1997; Bailey v. North American Mortgage Co., filed in the United States District Court for the Middle District of Alabama on October 28, 1997; Brigham v. North American Mortgage Co., filed in the United States District Court for the Middle District of Georgia on January 14, 1998; Sisson v. Dime Mortgage, Inc., filed in the United States District Court for the Northern District of Alabama on January 23, 1998; Levine v. North American Mortgage Co., filed in the United States District Court for the District of Minnesota on January 29, 1998; and Hamilton
v. North American Mortgage Co., filed in the United States District Court for the District of Maine on March 4, 1998. In each of these cases, the plaintiff alleges, among other things, that, in connection with the making of residential real estate loans, the Bank and/or such subsidiaries made certain payments to mortgage brokers in violation of specified federal laws, including the Real Estate Settlement Procedures Act ("RESPA"). Each of the plaintiffs seeks unspecified compensatory damages plus, as to certain claims, treble damages. The Company believes that its compensation programs for mortgage brokers comply with applicable laws and with accepted mortgage banking industry practices and that it has meritorious defenses to each of the actions. The Company intends to oppose each of the actions vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the Holding Company's stockholders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DME." On March 6, 1998, there were approximately 22,252 holders of record of the Common Stock.

     The following table sets forth, for the quarters indicated, the high and low sales prices of the Common Stock based on the NYSE Composite Tape and any cash dividends declared per share of Common Stock.

                                                 SALES PRICE
                                               ---------------        DIVIDENDS
                                               HIGH        LOW        DECLARED
                                               ----        ---        ---------
1997:
  Fourth quarter.............................  $30 3/8     $20 15/16    $0.04
  Third quarter..............................   22 1/16     16 15/16     0.04
  Second quarter.............................   19          14 7/8       0.04
  First quarter..............................   18 1/8      14 1/2         --
1996:
  Fourth quarter.............................   16 7/8      13 1/2         --
  Third quarter..............................   14          11 1/8         --
  Second quarter.............................   13 3/8      11 1/2         --
  First quarter..............................   12 3/8      10 5/8         --

     The Holding Company's Board of Directors (the "Board") periodically considers the payment of dividends on the Common Stock, taking into account the Company's financial condition and level of net income, its future prospects, economic conditions, industry practices, and other factors, including the dividend restrictions described in Notes 12 and 15 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" and "Regulation and Supervision -- Restrictions on Dividends and Capital Distributions" under Item 1, "Business."

ITEM 6.  SELECTED FINANCIAL DATA

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      1997          1996          1995          1994          1993
                                   -----------   -----------   -----------   -----------   -----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR
Net interest income..............  $   483,062   $   461,295   $   409,626   $   429,077   $   390,172
Provision for loan losses........       49,000        41,000        39,650        55,799        95,489
Non-interest income..............      145,291        85,978        74,712        89,900       134,381
Non-interest expense:
  General and administrative
     expense.....................      337,122       292,795       285,901       294,474       294,755
  Amortization of mortgage
     servicing assets............       29,751        19,382        20,652        20,297        31,740
  Other real estate owned
     expense, net................        4,341        10,072        12,892        11,013        77,393
  SAIF recapitalization
     assessment..................           --        26,280            --            --            --
  Restructuring and related
     expense.....................        9,931         3,504        15,331        58,258         4,000
                                   -----------   -----------   -----------   -----------   -----------
          Total non-interest
            expense..............      381,145       352,033       334,776       384,042       407,888
                                   -----------   -----------   -----------   -----------   -----------
Minority interest -- preferred
  stock dividends of
  subsidiary.....................           --            --            --        11,433         1,312
                                   -----------   -----------   -----------   -----------   -----------
Income before income tax expense
  (benefit), extraordinary item
  and cumulative effect of a
  change in accounting
  principle......................      198,208       154,240       109,912        67,703        19,864
Income tax expense (benefit).....       75,034        49,984        47,727       (53,138)      (68,959)
                                   -----------   -----------   -----------   -----------   -----------
Income before extraordinary item
  and cumulative effect of a
  change in accounting
  principle......................      123,174       104,256        62,185       120,841        88,823
Extraordinary item -- loss on
  early extinguishment of debt,
  net of income tax benefit of
  $895...........................       (1,460)           --            --            --            --
Cumulative effect of a change in
  accounting principle for
  goodwill in 1994 and securities
  available for sale, net of
  income tax benefit of $842, in
  1993...........................           --            --            --       (92,887)       (1,187)
                                   -----------   -----------   -----------   -----------   -----------
Net income.......................  $   121,714   $   104,256   $    62,185   $    27,954   $    87,636
                                   ===========   ===========   ===========   ===========   ===========
PER COMMON SHARE
Basic earnings:
  Income before extraordinary
     item and cumulative effect
     of a change in accounting
     principle...................  $      1.15   $      1.00   $      0.63   $      1.23   $      1.01
  Net income.....................         1.14          1.00          0.63          0.28          1.00
Diluted earnings:
  Income before extraordinary
     item and cumulative effect
     of a change in accounting
     principle...................         1.13          0.96          0.57          1.12          0.91
  Net income.....................         1.12          0.96          0.57          0.26          0.90
Cash dividends declared..........         0.12            --            --            --            --
Book value at December 31, (1)...        11.30          9.76          9.03          8.43          8.48
Market value at December 31,.....        30.25         14.75         11.63          7.75          8.13

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      1997          1996          1995          1994          1993
                                   -----------   -----------   -----------   -----------   -----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
PERFORMANCE RATIOS
Return on average assets.........         0.60%         0.52%         0.30%         0.15%         0.53%
Return on average stockholders'
  equity.........................        11.04         10.36          6.56          3.25         11.02
Net interest margin for the
  year...........................         2.51          2.40          2.07          2.36          2.47
Non-interest income to total
  revenues.......................        23.12         15.71         15.43         17.32         25.62
Efficiency ratio.................        51.98         51.83         57.11         57.28         58.66
AT YEAR END
Total assets.....................  $21,848,000   $18,870,108   $20,326,620   $19,647,937   $18,098,984
Securities available for sale....    4,992,304     2,589,572     4,070,865       530,714       658,204
Securities held to maturity......           --     4,363,971     5,085,736     8,609,897     8,159,747
Loans held for sale..............    1,841,862       115,325       139,370        16,621       134,364
Loans receivable.................   12,984,507    10,738,057     9,830,313     9,351,622     7,906,573
Allowance for loan losses........      104,718       106,495       128,295       170,383       157,515
Deposits.........................   13,847,275    12,856,739    12,572,203    12,811,269    11,091,362
Borrowed funds...................    6,319,312     4,815,191     6,614,552     5,758,734     5,850,575
Stockholders' equity.............    1,314,858     1,022,337       976,530       905,125       904,982
Loans serviced for others........   21,986,111    11,036,624     9,514,560     8,713,047     8,265,354
Common shares outstanding (in
  thousands).....................      116,358       104,744        99,706        98,601        98,303
ASSET QUALITY
Non-performing assets............  $   146,749   $   244,845   $   315,800   $   415,866   $   641,743
Non-performing assets to total
  assets.........................         0.67%         1.30%         1.55%         2.12%         3.55%
Non-accrual loans to loans
  receivable.....................         0.92          1.78          2.60          3.66          3.68
Allowance for loan losses to:
  Loans receivable...............         0.81          0.99          1.31          1.82          1.99
  Non-accrual loans..............        88.01         55.58         50.29         49.84         54.14
CAPITAL RATIOS
Stockholders' equity to total
  assets.........................         6.02%         5.42%         4.80%         4.61%         5.00%
Average stockholders' equity to
  average total assets...........         5.46          5.05          4.62          4.57          4.82
The Dime Savings Bank of New
  York, FSB:
  Tangible and leverage..........         5.64          6.06          5.16          5.41          5.62
  Tier 1 risk-based..............        10.29         11.96         10.76          9.88          8.71
  Total risk-based...............        11.17         13.08         12.01         11.14         10.02

---------------
(1) For 1995, 1994 and 1993, the computation assumes that a warrant issued to the FDIC in July 1993 to acquire 8.4 million shares of the Common Stock at $0.01 per share (the "Warrant") was exercised. The Warrant was exercised in May 1996. For a further discussion of the Warrant, see Note 15 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income was $121.7 million for 1997, as compared with $104.3 million for 1996 and $62.2 million for 1995. Diluted earnings per common share were $1.12 for 1997, up 16.7% from $0.96 in 1996, which had increased 68.4% from $0.57 in 1995. The Company's returns on average assets and average stockholders' equity increased to 0.60% and 11.04%, respectively, in 1997, from 0.52% and 10.36%, respectively, in 1996 and from 0.30% and 6.56%, respectively, in 1995.

     Contributing to the $17.5 million improvement in net income for 1997, as compared with 1996, were increases in net interest income, fee income, and gains associated with mortgage banking activities, as well as the effect of a $26.3 million charge in 1996 to recapitalize the SAIF (the "SAIF Special Assessment"). These factors were offset, in part, by a higher level of securities-related losses associated with balance sheet restructuring initiatives and increases in certain expenses due primarily to business expansion efforts, as well as $12.3 million of income tax benefits recognized during 1996 in connection with the final resolution of certain tax filing positions taken in prior years.

     In December 1997, the Company implemented a balance sheet restructuring initiative, which included the transfer of its entire $3.6 billion portfolio of securities held to maturity to securities available for sale. As part of this initiative, which was undertaken in conjunction with the Company's reassessment of its asset/liability management strategy, the Company designated $1.4 billion of the transferred securities for sale. It is anticipated that such securities will be sold during 1998.

     The Company experienced growth in loan production in all lending areas in 1997, as compared with 1996, particularly with respect to residential real estate loans, which increased largely as a result of the NAMC Acquisition. The Company's total loan production (which consists of both originations and purchases) amounted to $9.8 billion for 1997, up $6.0 billion from the prior year. The NAMC Acquisition also contributed significantly to an almost 100% increase in the Company's portfolio of loans serviced for others during 1997, which amounted to $22.0 billion at the end of the year.

     In connection with the BFS Acquisition, the Company acquired five New York City branches with deposits of approximately $447 million at the date of the acquisition. In addition, the BFS Acquisition added approximately $580 million to the Company's commercial real estate loan portfolio.

     Non-performing assets declined from $244.8 million at December 31, 1996 to $146.7 million at year-end 1997, principally due to the sales of approximately $126 million of non-performing residential real estate assets during the second quarter of 1997 (the "NPA Sales"). In connection with the NPA Sales, the Company recorded special provisions for loan and other real estate owned ("ORE") losses totaling $14.6 million.

RESULTS OF OPERATIONS

  Net Interest Income

     Net interest income amounted to $483.1 million in 1997, up $21.8 million, or 4.7%, from 1996, primarily due to an increase in the Company's net interest margin to 2.51% for 1997 from 2.40% for the prior year. This improvement in the net interest margin principally reflects the Company's operating strategy of increasing its emphasis on loans, while reducing its reliance on MBS, which, in general, provide a lower yield than the Company's loans. In 1997, as compared with 1996, the average balance of loans increased $1.8 billion, or 17.2%, while the average balance of MBS declined $1.7 billion, or 21.4%. Loans represented 63.0% of total average interest-earning assets during 1997, as compared with 53.9% of total average interest-earning assets during the prior year. Improved asset quality, principally as a result of the NPA Sales, and growth in deposits as a percentage of total interest-bearing liabilities, due in part to the BFS Acquisition, also contributed to the improved net interest margin. These factors were partially offset by a flattening of the interest rate yield curve during 1997, higher borrowing costs, and a $150.0 million investment during the third quarter of 1997 in a bank-owned life insurance program (the "BOLI Program"), associated revenues of which are reflected in non-interest income. The Company expects that the flat interest rate yield curve, if sustained, will continue to exert pressure on its net interest income and net interest margin.

     During 1996, net interest income amounted to $461.3 million, an increase of 12.6% from $409.6 million during 1995, despite a $548.3 million reduction in average interest-earning assets. The Company's net interest margin of 2.40% for 1996 increased 33 basis points from the level in 1995. Significant factors contributing to the increases in net interest income and the net interest margin in 1996 as compared with 1995 included growth in average loans of $816.1 million, or 8.5%, a more favorable interest rate yield curve, lower overall funding costs, and a balance sheet restructuring plan initiated at the end of 1995. As part of that plan, the Company, during 1996, sold approximately $2.0 billion of securities available for sale, including certain lower-yielding MBS, the proceeds from which were primarily used to reduce borrowed funds.

     The following table sets forth, for the years indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets, and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

                                          1997                                 1996
                           ----------------------------------   ----------------------------------
                                                      AVERAGE                              AVERAGE
                             AVERAGE                  YIELD/      AVERAGE                  YIELD/
                             BALANCE      INTEREST     COST       BALANCE      INTEREST     COST
                           -----------   ----------   -------   -----------   ----------   -------
                                                   (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans:
    Residential real
      estate.............  $ 9,165,665   $  660,505    7.21%    $ 7,771,197   $  558,248    7.18%
    Commercial real
      estate.............    2,193,661      191,111    8.71       1,834,313      159,019    8.67
    Consumer.............      730,106       63,222    8.66         723,744       63,679    8.80
    Business.............       54,050        5,052    9.35          35,131        3,163    9.00
                           -----------   ----------             -----------   ----------
      Total loans........   12,143,482      919,890    7.58      10,364,385      784,109    7.57
                           -----------   ----------             -----------   ----------
  MBS....................    6,176,259      406,781    6.59       7,856,066      508,342    6.47
  Other securities.......      362,538       23,774    6.56         514,888       31,910    6.20
  Money market
    investments..........      586,500       32,370    5.52         495,395       26,337    5.32
                           -----------   ----------             -----------   ----------
Total interest-earning
  assets.................   19,268,779    1,382,815    7.18      19,230,734    1,350,698    7.02
                                         ----------                           ----------
Other assets.............      923,409                              710,519
                           -----------                          -----------
Total assets.............  $20,192,188                          $19,941,253
                           ===========                          ===========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Deposits:
    Demand...............  $ 1,267,547        8,012    0.63     $ 1,093,311        8,254    0.75
    Savings..............    2,468,652       60,689    2.46       2,574,273       64,642    2.51
    Money market.........    1,953,931       72,723    3.72       2,100,392       80,904    3.85
    Time.................    7,556,076      417,935    5.53       6,913,469      377,416    5.46
                           -----------   ----------             -----------   ----------
      Total deposits.....   13,246,206      559,359    4.22      12,681,445      531,216    4.19
                           -----------   ----------             -----------   ----------
  Borrowed funds:
    Securities sold under
      agreements to
      repurchase.........    3,628,681      206,822    5.70       2,672,859      147,561    5.52
    FHLBNY advances......    1,539,079       91,321    5.93       3,081,743      179,338    5.82
    Other................      483,202       42,251    8.74         364,703       31,288    8.58
                           -----------   ----------             -----------   ----------
      Total borrowed
        funds............    5,650,962      340,394    6.02       6,119,305      358,187    5.85
                           -----------   ----------             -----------   ----------
Total interest-bearing
  liabilities............   18,897,168      899,753    4.76      18,800,750      889,403    4.73
                                         ----------                           ----------
Other liabilities........      192,941                              134,218
Stockholders' equity.....    1,102,079                            1,006,285
                           -----------                          -----------
Total liabilities and
  stockholders' equity...  $20,192,188                          $19,941,253
                           ===========                          ===========
Net interest income......                $  483,062                           $  461,295
                                         ==========                           ==========
Interest rate spread.....                              2.42                                 2.29
Net interest margin......                              2.51                                 2.40

                                          1995
                           ----------------------------------
                                                      AVERAGE
                             AVERAGE                  YIELD/
                             BALANCE      INTEREST     COST
                           -----------   ----------   -------
                                 (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans:
    Residential real
      estate.............  $ 6,903,212   $  485,340    7.03%
    Commercial real
      estate.............    1,843,131      162,712    8.83
    Consumer.............      768,148       71,124    9.26
    Business.............       33,750        3,250    9.63
                           -----------   ----------
      Total loans........    9,548,241      722,426    7.57
                           -----------   ----------
  MBS....................    9,187,208      567,885    6.18
  Other securities.......      460,049       32,596    7.09
  Money market
    investments..........      583,510       34,224    5.87
                           -----------   ----------
Total interest-earning
  assets.................   19,779,008    1,357,131    6.86
                                         ----------
Other assets.............      721,586
                           -----------
Total assets.............  $20,500,594
                           ===========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Deposits:
    Demand...............  $ 1,052,485       10,849    1.03
    Savings..............    2,981,762       72,721    2.44
    Money market.........    2,176,214       85,627    3.93
    Time.................    6,410,394      355,255    5.54
                           -----------   ----------
      Total deposits.....   12,620,855      524,452    4.16
                           -----------   ----------
  Borrowed funds:
    Securities sold under
      agreements to
      repurchase.........    1,398,041       84,323    6.03
    FHLBNY advances......    4,963,392      303,153    6.11
    Other................      416,091       35,577    8.55
                           -----------   ----------
      Total borrowed
        funds............    6,777,524      423,053    6.24
                           -----------   ----------
Total interest-bearing
  liabilities............   19,398,379      947,505    4.88
                                         ----------
Other liabilities........      154,102
Stockholders' equity.....      948,113
                           -----------
Total liabilities and
  stockholders' equity...  $20,500,594
                           ===========
Net interest income......                $  409,626
                                         ==========
Interest rate spread.....                              1.98
Net interest margin......                              2.07

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

                                          1997 VERSUS 1996                   1996 VERSUS 1995
                                   -------------------------------   --------------------------------
                                         INCREASE (DECREASE)               INCREASE (DECREASE)
                                   -------------------------------   --------------------------------
                                    DUE TO     DUE TO                 DUE TO      DUE TO
                                    VOLUME      RATE       TOTAL      VOLUME       RATE       TOTAL
                                   ---------   -------   ---------   ---------   --------   ---------
                                                             (IN THOUSANDS)
Interest income:
  Loans:
     Residential real estate.....  $ 100,331   $ 1,926   $ 102,257   $  62,156   $ 10,752   $  72,908
     Commercial real estate......     31,229       863      32,092        (776)    (2,917)     (3,693)
     Consumer....................        555    (1,012)       (457)     (4,002)    (3,443)     (7,445)
     Business....................      1,736       153       1,889         130       (217)        (87)
                                   ---------   -------   ---------   ---------   --------   ---------
          Total loans............    133,851     1,930     135,781      57,508      4,175      61,683
                                   ---------   -------   ---------   ---------   --------   ---------
  MBS............................   (109,665)    8,104    (101,561)    (85,193)    25,650     (59,543)
  Other securities...............     (9,716)    1,580      (8,136)      3,648     (4,334)       (686)
  Money market investments.......      4,936     1,097       6,033      (4,870)    (3,017)     (7,887)
                                   ---------   -------   ---------   ---------   --------   ---------
Total interest income............     19,406    12,711      32,117     (28,907)    22,474      (6,433)
                                   ---------   -------   ---------   ---------   --------   ---------
Interest expense:
  Deposits:
     Demand......................      1,208    (1,450)       (242)        407     (3,002)     (2,595)
     Savings.....................     (2,624)   (1,329)     (3,953)    (10,180)     2,101      (8,079)
     Money market................     (5,546)   (2,635)     (8,181)     (2,944)    (1,779)     (4,723)
     Time........................     35,312     5,207      40,519      27,530     (5,369)     22,161
                                   ---------   -------   ---------   ---------   --------   ---------
          Total deposits.........     28,350      (207)     28,143      14,813     (8,049)      6,764
                                   ---------   -------   ---------   ---------   --------   ---------
  Borrowed funds:
     Securities sold under
       agreements to
       repurchase................     53,623     5,638      59,261      70,932     (7,694)     63,238
     FHLBNY advances.............    (90,654)    2,637     (88,017)   (110,101)   (13,714)   (123,815)
     Other.......................     10,264       699      10,963      (4,408)       119      (4,289)
                                   ---------   -------   ---------   ---------   --------   ---------
          Total borrowed funds...    (26,767)    8,974     (17,793)    (43,577)   (21,289)    (64,866)
                                   ---------   -------   ---------   ---------   --------   ---------
Total interest expense...........      1,583     8,767      10,350     (28,764)   (29,338)    (58,102)
                                   ---------   -------   ---------   ---------   --------   ---------
Net interest income..............  $  17,823   $ 3,944   $  21,767   $    (143)  $ 51,812   $  51,669
                                   =========   =======   =========   =========   ========   =========

  Provision for Loan Losses

     The Company's provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $49.0 million for 1997, including a $14.0 million special provision for loan losses recognized during the 1997 second quarter in connection with the NPA Sales. In comparison, the provision for loan losses was $41.0 million in 1996 and $39.7 million in 1995. Net loan charge-offs for 1997 amounted to $64.0 million, including charge-offs of $35.8 million associated with the NPA Sales, as compared with $62.8 million for 1996 and $81.7 million for 1995.

  Non-Interest Income

     General. The Company's non-interest income was $145.3 million for 1997, up 69.0% from 1996 due, in large part, to the NAMC Acquisition. For 1996, non-interest income was $86.0 million, an increase of 15.1% as compared with the prior year. This increase was principally fueled by growth in fee income. Non-interest income represented 23.1% of total revenues in 1997, as compared with 15.7% and 15.4% in 1996 and 1995, respectively.

     Loan Servicing Fees and Charges. Loan servicing fees and charges amounted to $74.0 million in 1997, an increase of 54.7% from $47.9 million in 1996. This increase was largely attributable to the NAMC Acquisition, which contributed substantially to growth of $10.9 billion in the level of loans serviced for others during 1997. At December 31, 1997, the Company owned the servicing rights to approximately 246,000 loans owned by others, with principal balances of $22.0 billion. Loan servicing fees and charges rose slightly in 1996, as compared with 1995, as the effect of a $1.5 billion increase in the portfolio of loans serviced for others during 1996 was largely offset by a reduction in the average loan servicing fee.

     Banking Service Fees. Banking service fees were $31.8 million in 1997, up from $28.1 million and $22.6 million in 1996 and 1995, respectively. The growth of 13.3% in 1997 and 24.3% in 1996, as compared with the respective prior years, was reflective of changes in the Company's fee structure, coupled with volume increases in certain underlying transactions.

     Securities and Insurance Brokerage Activities. Securities and insurance brokerage fees amounted to $23.7 million in 1997, an increase of $2.7 million from the prior year. The higher level of such fees reflects growth in securities brokerage fees of $1.4 million, or 7.4%, coupled with an increase in insurance-related fees, primarily due to the NAMC Acquisition, of $1.3 million, or 55.8%. In 1996, securities and insurance brokerage fees increased $5.5 million from the $15.5 million earned during 1995. This growth was largely attributable to a $4.1 million, or 28.2%, rise in securities brokerage fees, which resulted principally from new sales initiatives and an expanded sales force. Insurance-related fees increased $1.4 million in 1996 as compared with 1995, principally due to the introduction of certain life insurance products.

     Net Gains (Losses) on Sales Activities. The following table summarizes the components of net gains (losses) on sales activities for the year ended December 31:

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Net gains (losses) on:
  Sales, calls and other than temporary impairment
     in value of securities........................  $(17,794)   $(11,265)   $(29,044)
  Sales of loans held for sale.....................    23,219       2,630       2,344
  Sales of loan servicing rights...................     6,888          --         738
  Sales of branches................................        --          --      18,637
  Other............................................      (277)     (4,081)     (5,090)
                                                     --------    --------    --------
Total net gains (losses) on sales activities.......  $ 12,036    $(12,716)   $(12,415)
                                                     ========    ========    ========

     The securities-related net losses of $17.8 million, $11.3 million and $29.0 million in 1997, 1996 and 1995, respectively, were largely attributable to actions, including the designation for sale, and sale, of certain MBS, taken in connection with balance sheet restructuring initiatives. During the fourth quarters of 1997 and 1995, MBS of $1.4 billion and $1.0 billion, respectively, were designated for sale, and in connection therewith, the Company recognized losses of $25.2 million and $23.6 million, respectively, representing the write-down of those securities with unrealized losses to estimated fair market value. The Company recognized net gains in 1997 of $8.9 million on sales of $1.7 billion of securities, as compared with net losses in 1996 and 1995 of $7.0 million and $0.7 million, respectively, on sales of $2.3 billion and $0.2 billion, respectively, of securities. Securities-related net losses for 1997, 1996 and 1995 also included losses of $1.5 million, $4.7 million and $3.3 million, respectively, as a result of other than temporary impairment in value of certain MBS (see "Management of Credit Risk -- MBS").

     Net gains on loan sales in connection with the Company's mortgage banking activities increased $20.6 million in 1997 and $0.3 million in 1996, as compared with the respective prior years. During 1997, the Company sold $4.7 billion of loans into the secondary market (including $3.6 billion during the 1997 fourth quarter), as compared with $1.1 billion during 1996 and $0.4 billion during 1995. The relatively high level of loan sales in 1997, as well as the net gains thereon, was substantially attributable to the NAMC Acquisition.

     During 1997, the Company recognized net gains of $6.9 million on sales of loan servicing rights, substantially due to a sale, in December 1997, of approximately $3 billion in principal amount of loan servicing rights. The sale of loan servicing rights in December 1997 was associated with the Company's interest rate risk management program and was intended to reduce the impact of a declining long-term interest rate environment on the Company's mortgage servicing assets. During 1995, the Company sold approximately $0.2 billion in principal amount of loan servicing rights and recognized gains of $0.7 million. No such sales occurred during 1996. Sales of loan servicing rights are dependent on a variety of factors, including market conditions and existing operating strategies; thus, the level of future sales of loan servicing rights, if any, cannot currently be predicted.

     During 1995, the Company sold four Florida branches and one New York branch with aggregate deposits at the time of sale of approximately $283 million. A net gain of $18.6 million was recognized on these sales.

     Included in "Other" in the above table for 1996 were losses on the write-down of certain non-interest earning assets and, for 1995, net losses of $4.6 million incurred in connection with the disposition and consolidation of certain operating facilities.

     Other. Other non-interest income amounted to $3.7 million for 1997, as compared with $1.7 million and $1.3 million for 1996 and 1995, respectively. The increase in 1997, as compared with the prior year, primarily resulted from revenues of $2.5 million earned in connection with the BOLI Program, which was initiated during the 1997 third quarter. In general, under the BOLI Program, the Company purchases, owns, and is the beneficiary of insurance policies on the lives of certain employees who consent to being covered under the program in order to help defray certain costs associated with the Company's employee benefit plans. Other non-interest income for 1996 included $1.0 million of income recognized upon settlement of certain litigation.

  Non-Interest Expense

     General. Non-interest expense amounted to $381.1 million in 1997, as compared with $352.0 million and $334.8 million in 1996 and 1995, respectively. The $29.1 million growth in non-interest expense in 1997 as compared with 1996 was principally associated with the NAMC Acquisition. The increase in non-interest expense of $17.3 million in 1996 as compared with the prior year was primarily attributable to the SAIF Special Assessment, coupled with certain non-recurring personnel expenses and business expansion efforts, primarily with respect to its residential real estate loan origination capabilities. The impact of these factors was mitigated by a reduction in restructuring and related expense associated with the Anchor Merger and legislation which reduced the Bank's federal deposit insurance premiums.

     General and Administrative ("G&A") Expense. Compensation and employee benefits expense, which was $157.9 million for 1997, was up $18.5 million as compared with 1996, largely due to the NAMC Acquisition. At December 31, 1997, the Company had 6,000 full-time equivalent employees, up from 2,872 one year earlier. For 1996, compensation and employee benefits expense was $139.4 million, an increase of $7.6 million as compared with 1995. Contributing significantly to the higher expense level were charges of $5.6 million recognized during 1996 in connection with the retirement, on December 31, 1996, of James M. Large, Jr., the Company's former Chief Executive Officer, and severance benefits incurred in 1996 as a result of the relocation of the headquarters of the Company's mortgage banking operations from Uniondale, New York to Tampa, Florida, the effects of which were partially offset by Anchor Merger-related staff reductions. The increases in compensation and employee benefits expense in 1997 and 1996, as compared with the respective prior years, also reflect, among other factors, higher levels of commissions and incentives, as well as the impact of normal merit increases.

     Occupancy and equipment expense, net, was $63.6 million in 1997, an increase of $10.9 million, or 20.7%, as compared with the prior year. The growth in such expense was largely the result of business expansion efforts, including the NAMC Acquisition and the BFS Acquisition, and the enhancement of the Company's technological capabilities. Occupancy and equipment expense, net, which amounted to $52.7 million in 1996, had declined $5.6 million, or 9.6%, from 1995, substantially due to cost savings associated with the Anchor Merger, including the closing of 13 of the Bank's branches.

     Other G&A expense increased to $115.7 million for 1997 from $100.8 million for 1996, largely due to the acquisitions of NAMC and BFS, which, among other things, contributed significantly to year-to-year increases of $6.9 million in data processing and communications expense and $3.3 million in goodwill amortization. The higher level of other G&A expense in 1997, as compared with 1996, also reflects expenses of $1.3 million incurred during 1997 in connection with the development and implementation of a plan to prepare the Company's computer systems for the year 2000 (see "Year 2000 Issue"). Other general and administrative expense in 1996 rose $4.9 million from $95.9 million in 1995. This increase was primarily associated with a $5.2 million rise in marketing expenses, due principally to television advertising costs, the outsourcing of additional aspects of the Company's data processing operations during the first quarter of 1996, and the implementation of various other strategic initiatives. Other general and administrative expense levels in 1997 and 1996, as compared with the respective prior years, were reduced by $4.7 million and $12.7 million, respectively, as a result of lower federal deposit insurance premiums due to certain legislative actions during 1996 and 1995.

     Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $29.8 million in 1997, an increase of $10.4 million, or 53.5%, from the prior year, substantially due to the NAMC Acquisition. During 1996, amortization of mortgage servicing assets was $19.4 million, down from $20.7 million in 1995. At December 31, 1997, the carrying value of the Company's mortgage servicing assets was $341.9 million, up, primarily due to the NAMC Acquisition, from $127.7 million and $99.1 million at year-end 1996 and 1995, respectively.

     In a declining long-term interest rate environment, actual or expected prepayments of the loans underlying the Company's mortgage servicing assets portfolio may increase, which would have an adverse impact on the value of such assets. In connection therewith, the Company, during 1997, expanded its use of derivative financial instruments as a hedge against its mortgage servicing assets (see "Asset/Liability Management -- Derivative Financial Instruments") and sold approximately $3 billion in principal amount of loan servicing rights underlying the mortgage servicing assets portfolio, which resulted in a reduction in the carrying value of that portfolio of approximately $57 million.

     Other Real Estate Owned ("ORE") Expense, Net. ORE expense, net, totaled $4.3 million in 1997, as compared with $10.1 million in 1996 and $12.9 million in 1995. The year-to-year declines were largely attributable to reductions in ORE, net. At December 31, 1997, ORE, net, amounted to $27.8 million, down from $53.3 million and $60.7 million at year-end 1996 and 1995, respectively. Contributing to the decrease in ORE, net, during 1997 were the sales of approximately $13 million of residential ORE during the 1997 second quarter in connection with the NPA Sales.

     SAIF Recapitalization Assessment. The FDIC implemented portions of the Funds Act in a final regulation that became effective in the fourth quarter of 1996. The FDIC regulation mandated the SAIF Special Assessment of $0.657 per $100 of SAIF-insured deposits as of March 31, 1995 in order to recapitalize the SAIF and bring it to its statutorily-required level of $1.25 of reserves for each $100 of insured deposits. However, the Funds Act provided for certain adjustments for purposes of computing the SAIF Special Assessment, including a 20% reduction for certain BIF-member institutions having SAIF-insured deposits, such as the Bank. The Bank's SAIF Special Assessment, which was expensed during the third quarter of 1996, amounted to $26.3 million.

     Restructuring and Related Expense. The Company incurred restructuring and related expense of $9.9 million for 1997, all of which was incurred in connection with the NAMC Acquisition. The level of any further restructuring and related expense associated with the NAMC Acquisition is not currently expected to be material. During 1996 and 1995, restructuring and related expense amounted to $3.5 million and $15.3 million, respectively, and was associated with the Anchor Merger.

  Income Tax Expense

     Income tax expense amounted to $75.0 million for 1997, as compared with $50.0 million and $47.7 million for 1996 and 1995, respectively. The year-to-year increases reflect the net impact of growth in pre-tax income, a $12.3 million tax benefit realized during 1996 as a result of the final resolution of certain federal, state and local tax filing positions taken in prior years, and the effects of certain tax management strategies. The Company's effective income tax rates declined to 37.9% in 1997 from 40.4% in 1996 (excluding the $12.3 million of tax benefits recognized during the year) and 43.4% in 1995, largely due to its tax management strategies.

  Extraordinary Item

     During the fourth quarter of 1997, the Holding Company purchased $55.6 million of its outstanding 8.9375% senior notes due July 2003. In connection therewith, an extraordinary loss of $1.5 million, net of an income tax benefit of $0.9 million, was recognized.

YEAR 2000 ISSUE

     The Company acknowledges the challenges posed worldwide due to the current inability of certain computer systems to properly recognize the date change from December 31, 1999 to January 1, 2000. Failure to adequately meet these challenges could have a material adverse effect on the operations of a financial institution, such as the Company. The Company has completed the process of assessing the systems issues associated with this year 2000 problem and adopted a plan to prepare its computer systems, software, and applications to properly process dates beyond December 31, 1999 (the "Year 2000 Plan"). The Year 2000 Plan requires modifications to be made to certain of the Company's existing systems and, in other cases, conversions to new systems or software.

     In addition, the Company is involved in ongoing communications with its significant third-party contractors, such as vendors and service providers, for the purpose of evaluating their readiness to meet the challenges of the year 2000 and the extent to which the Company may be affected by the remediation of their systems, software, and applications. The Company cannot guarantee that the computer systems of its third-party contractors will be remediated on a timely basis or that the failure of any such party to remediate, or a remediation that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company anticipates that the primary costs associated with the development and implementation of the Year 2000 Plan will be in the areas of remediation and testing of its computer applications, principally consisting of costs related to outside consultants and applications upgrades. The Company currently estimates that this plan, including unit testing, will be completed by the end of 1998, with full integrated testing completed by the second quarter of 1999, and that total related pretax costs will be approximately $20 million, of which approximately 75% is expected to be incurred during 1998. These estimates are based on certain assumptions relating to future events, including, but not limited to, the remediation efforts of third-party contractors, the continued availability of certain resources, and other factors. There can be no guarantee that these estimates will be achieved, and actual results could be significantly different from those estimates, due to, among other factors, the unavailability and cost of trained personnel and the failure to identify all affected systems.

ASSET/LIABILITY MANAGEMENT

  General

     The goal of asset/liability management is the prudent control of market risk, liquidity, and capital. Asset/liability management is governed by policies that are reviewed and approved annually by the Boards of

Directors of the Holding Company and the Bank, which oversee the development and execution of risk management strategies in furtherance of these polices. The Asset/Liability Management Committee ("ALMAC"), which is comprised of members of the Company's senior management, monitors the Company's interest rate risk position and related strategies.

  Market Risk

     In general, market risk is the sensitivity of income to variations in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices, such as prices of equities. Market rate sensitive instruments include: derivative financial instruments, such as futures, forwards, swaps and options; other financial instruments, such as investments, loans, MBS, deposits, and other debt obligations; and derivative commodity instruments, such as commodity futures, forwards, swaps and options that are permitted to be settled in cash or another financial instrument.

     The Company did not enter into any market rate sensitive instruments for trading purposes during 1997. However, as discussed below, the Company enters into such instruments in connection with its various business operations, particularly its mortgage banking activities. Loans originated, and the related commitments to originate loans that will be sold, represent market risk that is realized in a short period of time, generally two to three months.

     The Company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, as well as depositors' choices ("interest rate risk"). Changes in interest rates may result in reduced earnings and erosion of the market value of assets and liabilities. The Company does not have any material exposure to foreign exchange rate risk or commodity price risk. Movements in equity prices may have an indirect, but limited, effect on certain of the Company's business activities and/or the value of credit sensitive loans and securities.

  Interest Rate Risk Management

     The Company manages its interest rate risk through strategies designed to maintain acceptable levels of interest rate exposure throughout a range of interest rate environments. These strategies are intended not only to protect the Company from significant long-term declines in net interest income as a result of certain changes in the interest rate environment, but also to mitigate the negative effect of certain interest rate changes upon the Company's mortgage banking operating results. The Company seeks to contain its interest rate risk within a band that it believes is manageable and prudent given its capital and income generating capacity. As a component of its interest rate risk management process, the Company employs various derivative financial instruments.

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

     As further described below, in evaluating and managing its interest rate risk, the Company employs simulation models to help assess its interest rate risk exposure and the impact, and probability of occurrence, of alternate interest rate scenarios, which consider the effects of adjustable-rate loan indices, periodic and lifetime interest rate adjustment caps, estimated loan prepayments, anticipated deposit retention rates, and other dynamics of the Company's portfolios of interest-earning assets and interest-bearing liabilities. Moreover, in order to reduce its sensitivity to interest rate risk, the Company's investment strategy has emphasized adjustable-rate loans and securities and fixed-rate medium-term securities.

  Derivative Financial Instruments

     The Company uses a variety of derivative financial instruments to assist in managing its interest rate risk exposures. Derivative financial instruments employed by the Company at December 31, 1997 were interest rate swaps, interest rate swaptions, interest rate floors, interest rate caps, forward contracts to purchase or sell loans or securities, and options to purchase or sell certain of these and other instruments at designated prices. While the Company's use of derivative financial instruments has served to mitigate the unfavorable effects changes in interest rates may have on its results of operations, the Company continues to be susceptible to interest rate risk.

     Interest Rate Risk Management Instruments. The Company's assets generally reprice or mature at a longer term than the liabilities used to fund those assets. Consequently, the Company uses derivative financial instruments in its efforts to reduce the repricing risk.

     The Company uses three major classes of derivative financial instruments to manage interest rate risk: interest rate swaps, where the Company pays a fixed rate and receives a floating rate; interest rate caps, where the Company receives the excess, if any, of the prevailing floating rate (usually London Interbank Offered Rates ("LIBOR")) over a specified rate (the cap level); and interest rate swaptions, where, in exchange for the payment of a premium, the Company has the right to enter into pay-fixed interest rate swaps at a future date.

     The pay-fixed-rate swaps are used to modify specific variable-rate liabilities and thereby improve the stability of the Company's net interest margin. Interest rate caps are used to hedge the periodic and lifetime rate caps embedded in specific adjustable-rate loans and securities and to limit the effect of increases in the cost of short-term funds above certain specified maximum levels. Interest rate swaptions are used to hedge the repricing risk on certain assets with high prepayment risk.

     The use of derivative financial instruments for interest rate risk management purposes resulted in decreases in net interest income during 1997 and 1996 of $17.6 million and $17.2 million, respectively, as compared with an increase in net interest income of $10.6 million during 1995.

     Mortgage Banking Risk Management Instruments. The Company uses two major classes of derivative financial instruments to protect against the impact of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: interest rate swaps, where the Company receives a fixed rate and pays a floating rate; and interest rate floors, where the Company receives the difference, if any, between a designated average long-term interest rate (usually the ten-year constant maturity Treasury index) and a specified strike rate.

     The Company uses three major classes of derivative financial instruments to hedge the risk in its loans held for sale and loan purchase commitment pipeline. To the extent that the Company is confident that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchases various options, including puts and calls on both the forward MBS market and the interest rate futures market.

     The following table sets forth the characteristics of derivative financial instruments used by the Company at December 31, 1997, segregated by the activities that they hedge.

                                                                     WEIGHTED    WEIGHTED AVERAGE
                                                        ESTIMATED    AVERAGE           RATE
                                            NOTIONAL      FAIR       MATURITY    ----------------
                                             AMOUNT       VALUE     (IN YEARS)   RECEIVE     PAY
                                           ----------   ---------   ----------   -------     ----
                                                           (DOLLARS IN THOUSANDS)
Interest rate risk management
  instruments:
  Interest rate swaps (pay fixed/receive
     variable) hedging:
     Loans receivable and securities.....  $1,452,355   $(22,072)       4.9       5.98%      6.55%
     Short-term borrowed funds...........      60,000       (590)       1.1       5.86       6.65
  Interest rate caps hedging:
     Loans receivable and securities.....     648,391         13        2.4         --(1)      --(1)
     Short-term borrowed funds...........     361,000      1,172        2.6         --(2)      --(2)
  Interest rate swaptions hedging loans
     receivable..........................      40,000        119        1.3         --(3)      --(3)
                                           ----------   --------
          Total interest rate risk
            management instruments.......   2,561,746    (21,358)
                                           ----------   --------
Mortgage banking risk management
  instruments:
  Interest rate swaps (pay
     variable/receive fixed) hedging
     mortgage servicing assets...........     400,000      2,829        7.4       6.22       5.95
  Interest rate floors hedging mortgage
     servicing assets....................   2,384,514     30,377        3.6         --(4)      --(4)
  Forward contracts hedging loans held
     for sale originations...............   1,725,910     (4,760)       0.1         --         --
  Put options (vs. United States
     Treasury-based futures) hedging
     loans held for sale originations....      40,000         25        0.1         --         --
  Call options on MBS forward contracts
     hedging loans held for sale
     originations........................      67,000        180        0.3         --         --
                                           ----------   --------
          Total mortgage banking risk
            management instruments.......   4,617,424     28,651
                                           ----------   --------
Total derivative financial instruments...  $7,179,170   $  7,293
                                           ==========   ========

---------------
(1) The weighted average strike rate was 8.00%.
(2) The weighted average strike rate was 7.04%.
(3) The weighted average strike rate was 6.75%.
(4) The weighted average strike rate was 5.64%.

     For additional information concerning the Company's derivative financial instruments, see Notes 1 and 23 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

  Asset/Liability Repricing

     The measurement of differences (or "gaps") between the Company's interest-earning assets and interest-bearing liabilities that mature or reprice within a period of time is one indication of the Company's sensitivity to changes in interest rates. A negative gap generally indicates that, in a period of rising interest rates, deposit and borrowing costs will increase more rapidly than the yield on loans and securities and, therefore, reduce the Company's net interest margin and net interest income. The opposite effect will generally occur in a declining interest rate environment. Although the Company has a large portfolio of adjustable-rate assets, the protection afforded by such assets in the event of substantial rises in interest rates for extended time periods is limited due to interest rate reset delays, periodic and lifetime interest rate caps, payment caps and the fact that indices used to reprice a portion of the Company's adjustable-rate assets lag changes in market rates. Moreover, in declining interest rate environments or certain shifts in the shape of the yield curve, these assets may prepay at significantly faster rates than otherwise anticipated. It should also be noted that the Company's gap measurement reflects broad judgmental assumptions with regard to repricing intervals for certain assets and liabilities.

     The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at December 31, 1997. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                           OVER ONE
                                                           THROUGH      OVER
                                               ONE YEAR     THREE      THREE
                                               OR LESS      YEARS      YEARS      TOTAL
                                               --------    --------    ------    -------
                                                         (DOLLARS IN MILLIONS)
Interest-earning assets:
  Loans......................................  $ 7,186      $4,109     $3,531    $14,826
  MBS........................................    3,797         799        307      4,903
  Other......................................      162           1        387        550
                                               -------      ------     ------    -------
          Total interest-earning assets......   11,145       4,909      4,225     20,279
                                               -------      ------     ------    -------
Interest-bearing liabilities:
  Deposits...................................    7,992       2,701      3,154     13,847
  Borrowed funds.............................    6,021          67        231      6,319
                                               -------      ------     ------    -------
          Total interest-bearing
            liabilities......................   14,013       2,768      3,385     20,166
                                               -------      ------     ------    -------
Impact of hedging activities.................    1,115        (492)      (623)        --
                                               -------      ------     ------    -------
Gap (repricing difference)...................  $(1,753)     $1,649     $  217    $   113
                                               =======      ======     ======    =======
Cumulative gap...............................  $(1,753)     $ (104)    $  113
                                               =======      ======     ======
Cumulative ratio of gap to total assets......     (8.0)%      (0.5)%     0.5%

     The Company also utilizes complex simulation models to perform a sensitivity analysis by which it estimates the potential change in its net interest income over selected time periods resulting from hypothetical changes in interest rates. This analysis evaluates the interest rate sensitivity of all of the Company's interest-earning assets, interest-bearing liabilities and derivative financial instruments by measuring the impact of changing rates on 12-month projected interest income and interest expense. The Company estimates that, over a 12-month period, its net interest income would increase 2% and decrease 2% in the event of an instantaneous and sustained 100 basis point increase and decrease in interest rates, respectively.

     This analysis requires the Company to make certain assumptions regarding prepayments of loans and securities, reinvestment of cash flow, deposit retention, availability of external funding, and the spread between market rates on interest-earning assets and interest-bearing liabilities. The Company relies upon industry data, as well as its own experience, in developing the estimates required for this interest rate sensitivity analysis.

     The Company has developed policies addressing limits on changes in 12-month projected net interest income for specific instantaneous and sustained shocks in interest rates. The Company also utilizes market value of portfolio equity and duration of equity analyses in the management of its interest rate risk.

MANAGEMENT OF CREDIT RISK

  General

     The Company's credit risk arises from the possibility that borrowers, issuers, or counterparties will not perform in accordance with contractual terms. The Company has a process of credit risk controls and management procedures by which it monitors and manages its level of credit risk.

  Non-Performing Assets

     The Company's non-performing assets consist of non-accrual loans and ORE, net. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful. When a loan is placed on non-accrual status, any accrued but unpaid interest income on the loan is reversed and future interest income on the loan is recognized only if actually received by the Company and full collection of principal is not in doubt. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated. Loans modified in a troubled debt restructuring ("TDR") that have demonstrated a sufficient payment history to warrant return to performing status are not included within non-accrual loans (see "Loans Modified in a TDR").

     The following table presents the components of the Company's non-performing assets at December 31:

                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Residential real estate:
     Permanent..........................  $ 90,488   $163,156   $206,230   $214,222   $173,146
     Construction.......................       510        635        840      1,130      1,630
                                          --------   --------   --------   --------   --------
          Total residential real
            estate......................    90,998    163,791    207,070    215,352    174,776
                                          --------   --------   --------   --------   --------
  Commercial real estate:
     Permanent..........................    21,601     17,375     34,618    106,778     92,120
     Construction.......................       159      3,672      4,427      3,965      6,301
                                          --------   --------   --------   --------   --------
          Total commercial real
            estate......................    21,760     21,047     39,045    110,743     98,421
                                          --------   --------   --------   --------   --------
  Consumer..............................     5,719      6,645      8,263     13,860     16,539
  Business..............................       511        107        741      1,909      1,180
                                          --------   --------   --------   --------   --------
          Total non-accrual loans.......   118,988    191,590    255,119    341,864    290,916
                                          --------   --------   --------   --------   --------
ORE, net:
  Residential real estate...............    20,228     36,182     38,799     43,881     67,638
  Commercial real estate................     9,255     20,367     24,952     37,368     26,127
  Allowance for losses..................    (1,722)    (3,294)    (3,070)    (7,247)    (7,538)
                                          --------   --------   --------   --------   --------
          Total ORE, net................    27,761     53,255     60,681     74,002     86,227
                                          --------   --------   --------   --------   --------
Non-performing assets held for bulk
  sale(1):
  Residential real estate loans.........        --         --         --         --    186,000
  Residential ORE.......................        --         --         --         --     78,600
                                          --------   --------   --------   --------   --------
          Total non-performing assets
            held for bulk sale..........        --         --         --         --    264,600
                                          --------   --------   --------   --------   --------
Total non-performing assets.............  $146,749   $244,845   $315,800   $415,866   $641,743
                                          ========   ========   ========   ========   ========
Non-performing assets to total assets...      0.67%      1.30%      1.55%      2.12%      3.55%
Non-accrual loans to loans receivable...      0.92       1.78       2.60       3.66       3.68

---------------
(1) The non-performing assets held for bulk sale were written down in 1993 to the amount of the proceeds anticipated to be received from the sales.

     The Company generally has pursued a loan-by-loan/property-by-property disposition strategy with respect to its non-performing assets, while also considering the appropriateness of alternate disposition strategies, including bulk sales of non-performing assets. During 1997 and 1994, the Company consummated bulk sales of approximately $126 million (i.e., the NPA Sales) and $265 million, respectively, of non-performing residential real estate assets.

     Since December 31, 1996, the Company expanded its lending activities and product mix and anticipates that such expansion efforts will continue. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loan portfolio, which the Company expects will continue to change over time.

     The level of loans delinquent less than 90 days may, to some degree, be a leading indicator of future levels of non-performing assets. The following table sets forth, at December 31, 1997, such delinquent loans of the Company, net of those already in non-performing status.

                                                              DELINQUENCY PERIOD
                                                      -----------------------------------
                                                      30-59 DAYS    60-89 DAYS     TOTAL
                                                      ----------    ----------    -------
                                                                (IN THOUSANDS)
Residential real estate loans.......................   $47,413       $17,946      $65,359
Commercial real estate loans........................     1,836         2,797        4,633
Consumer loans......................................     5,023         1,334        6,357
Business loans......................................     1,657            92        1,749
                                                       -------       -------      -------
Total...............................................   $55,929       $22,169      $78,098
                                                       =======       =======      =======

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

     The following table sets forth the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans, at December 31:

                                    1997       1996       1995       1994       1993
                                   -------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Residential real estate loans....  $37,532   $ 42,684   $ 43,090   $ 21,409   $ 36,960
Commercial real estate loans.....   46,677    170,323    159,097    167,205    177,868
                                   -------   --------   --------   --------   --------
Total loans modified in a TDR....  $84,209   $213,007   $202,187   $188,614   $214,828
                                   =======   ========   ========   ========   ========

  Allowance for Loan Losses

     The Company's allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loans receivable portfolio. In determining the appropriate level of the allowance for loan losses and, accordingly, the level of the provision for loan losses, the Company reviews its loans receivable portfolio on at least a quarterly basis, taking into account its impaired loans, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions. While the Company believes that the allowance for loan losses is adequate, additions to the allowance for loan losses may be necessary in the event of future adverse changes in economic and other conditions that the Company is unable to predict.

     The following table sets forth the activity in the Company's allowance for loan losses for the year ended December 31:

                                           1997       1996       1995       1994       1993
                                         --------   --------   --------   --------   ---------
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of year...........  $106,495   $128,295   $170,383   $157,515   $ 248,429
Anchor Merger adjustment...............        --         --         --       (928)         --
Acquired in acquisitions...............    13,249         --         --     32,579          --
Provision charged to operations........    49,000     41,000     39,650     55,799      95,489
Charge-offs:
  Residential real estate loans........   (61,235)   (52,191)   (46,131)   (43,910)   (184,478)
  Commercial real estate loans.........    (5,984)   (13,244)   (37,759)   (35,327)     (9,085)
  Consumer loans.......................    (4,161)    (5,371)    (8,172)    (5,314)     (7,464)
  Business loans.......................      (228)      (490)       (26)      (233)     (2,266)
                                         --------   --------   --------   --------   ---------
          Total charge-offs............   (71,608)   (71,296)   (92,088)   (84,784)   (203,293)
                                         --------   --------   --------   --------   ---------
Recoveries:
  Residential real estate loans........     3,652      5,093      5,220      5,895      11,710
  Commercial real estate loans.........     2,006        977      1,552        676       1,433
  Consumer loans.......................     1,833      2,292      2,482      3,433       3,572
  Business loans.......................        91        134      1,096        198         175
                                         --------   --------   --------   --------   ---------
          Total recoveries.............     7,582      8,496     10,350     10,202      16,890
                                         --------   --------   --------   --------   ---------
            Net charge-offs............   (64,026)   (62,800)   (81,738)   (74,582)   (186,403)
                                         --------   --------   --------   --------   ---------
Balance at end of year.................  $104,718   $106,495   $128,295   $170,383   $ 157,515
                                         ========   ========   ========   ========   =========
Allowance for loan losses to:
  Loans receivable.....................      0.81%      0.99%      1.31%      1.82%       1.99%
  Non-accrual loans....................     88.01      55.58      50.29      49.84       54.14
Net charge-offs during the year to
  average loans outstanding during the
  year.................................      0.53       0.61       0.86       0.87        2.49

     The following table sets forth, at December 31 for the years indicated, the Company's allocation of the allowance for loan losses by category of loans receivable and the percentage of each category of loans receivable to total loans receivable. Although the Company has allocated a portion of the allowance for loan losses to specific loans receivable categories, the allowance for loan losses is available to absorb losses, regardless of the nature of the loan.

                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses at
  year end allocated to:
     Residential real estate loans......  $ 49,494   $ 59,228   $ 68,177   $ 73,562   $ 72,976
     Commercial real estate loans.......    47,394     39,872     51,138     84,350     55,642
     Consumer loans.....................     4,724      5,652      6,881      3,691      4,774
     Business loans.....................     1,606      1,743      2,099      2,029        384
     Unallocated........................     1,500         --         --      6,751     23,739
                                          --------   --------   --------   --------   --------
Total allowance for loan losses.........  $104,718   $106,495   $128,295   $170,383   $157,515
                                          ========   ========   ========   ========   ========
Percentage of loans to total loans
  receivable:
  Residential real estate loans.........      75.8%      75.2%      73.0%      71.5%      75.5%
  Commercial real estate loans..........      17.4       17.6       18.9       19.9       15.5
  Consumer loans........................       6.0        6.8        7.7        8.3        8.9
  Business loans........................       0.8        0.4        0.4        0.3        0.1
                                          --------   --------   --------   --------   --------
Total...................................     100.0%     100.0%     100.0%     100.0%     100.0%
                                          ========   ========   ========   ========   ========

     The Company has developed models and other analytic tools to assist in the assessment of estimable and probable losses inherent in both the non-performing and performing residential real estate loan portfolios. The Company periodically reviews and refines these models, analyzing the continuing validity of the assumptions used, comparing actual experience to that projected in the models and modifying those assumptions as may, in the Company's judgment, be appropriate. The Company also regularly analyzes economic trends and underlying portfolio trends, such as changes in geographic and property type mix and loan seasoning. The results of these reviews and analyses, which may yield a range of values, are evaluated in determining the need during any period for additions to the allowance for loan losses for residential real estate loans. However, it should be noted that these various models and analyses depend upon a large number of estimates and assumptions, especially with respect to future economic and market conditions and borrower behavior, that are subject to change, and it is entirely likely that future events will vary in some respects from those predicted by any particular model or analysis.

     The adequacy of the allowance for loan losses for the Company's commercial real estate loan portfolio is based in part on a loan-by-loan analysis that includes a risk-rating system. The Company's Asset Quality Review Department ("AQRD") provides an independent review of the analyses performed by management with respect to commercial real estate loans, including the respective risk ratings assigned to such loans. Pursuant to the Company's policy, the AQRD conducts an annual review of all commercial real estate loans that have been assigned certain risk ratings, with the balance of the portfolio reviewed on a test basis.

  Loans Sold with Recourse

     In the past, the Company sold certain residential and commercial real estate loans with limited recourse. The principal balance of loans sold with recourse amounted to approximately $648 million at December 31, 1997, down from $752 million one year earlier. The Company's related maximum potential recourse exposure was approximately $181 million and $196 million at December 31, 1997 and 1996, respectively. Of the loans sold with recourse at December 31, 1997, $7.5 million were delinquent 90 days or more. During 1997 and 1996, the Company repurchased loans sold with recourse totaling $20.1 million and $35.0 million, respectively.

  MBS

     In general, the Company's MBS carry a significantly lower credit risk than its loans receivable. Of the $4.9 billion carrying value of the Company's MBS portfolio at December 31, 1997, approximately 15% were issued by FHLMC, GNMA and FNMA. The Company's privately-issued MBS, which have been issued by entities other than FHLMC, GNMA and FNMA, have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Privately-issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool.

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

     During 1997, 1996 and 1995, the Company recognized losses of $1.5 million, $4.7 million and $3.3 million, respectively, associated with the other than temporary impairment in value of certain privately-issued MBS. These losses were necessitated by the depletion of the underlying credit enhancements as a result of losses incurred on the loans underlying the securities, coupled with the Company's projections of estimated future losses on the securities. No assurance can be given that future losses on these securities, the carrying value of which amounted to approximately $69 million at December 31, 1997, will not be incurred. While substantially all of the $4.2 billion portfolio of privately-issued MBS held by the Company at December 31, 1997 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained, and the Company cannot predict whether losses will or will not be recognized on any such securities.

     The following table sets forth, by issuer, the aggregate amortized cost and estimated fair value of the Company's privately-issued MBS that exceeded 10% of stockholders' equity at December 31, 1997.

                                                              AMORTIZED    ESTIMATED
                           ISSUER                               COST       FAIR VALUE
                           ------                             ---------    ----------
                                                                  (IN THOUSANDS)
Residential Funding Mortgage Securities, Inc. ..............  $748,220      $738,931
Prudential Home Mortgage Securities Co., Inc. ..............   435,284       437,456
Resolution Trust Corporation................................   381,393       377,209
Regal Trust.................................................   232,874       236,590
American Residential Mortgage Corp. ........................   207,513       205,032
Countrywide Funding Corp. and Countrywide Mortgage Backed
  Securities, Inc. .........................................   207,144       208,841
DLJ Mortgage Acceptance Corporation.........................   197,715       196,493
Housing Securities Inc. ....................................   184,770       186,068
Salomon Brothers Mortgage Securities VII, Inc. .............   144,031       143,973
PHH Mortgage Services Corporation...........................   140,286       141,850

  Derivative Financial Instruments

     The credit risk from the Company's derivative financial instruments arises from the possible default by a counterparty on its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. The Company has established policies and procedures limiting its credit exposure to counterparties of derivative financial instrument agreements, which include consideration of credit ratings on a continuous basis, collateral requirements and exposure to any one counterparty. In addition, as deemed necessary, the Company may enter into master netting agreements, under which it may offset payable and receivable positions, to the extent they exist, with the same counterparty in the event of default. There were no past due amounts related to the Company's derivative financial instruments at December 31, 1997 or 1996.

FINANCIAL CONDITION

  General

     The Company's total assets amounted to $21.8 billion at December 31, 1997, up $3.0 billion, or 15.8%, from the end of 1996. This growth was substantially attributable to increases in the Company's loans held for sale and loans receivable portfolios, partially offset by a reduction in securities.

  Securities

     At December 31, 1997, the Company maintained a securities available for sale portfolio totaling $5.0 billion, or 24.6% of total interest-earning assets. In December 1997, the Company transferred its entire securities held to maturity portfolio to its securities available for sale portfolio as part of a balance sheet restructuring initiative implemented at that time, primarily in connection with a reassessment by the Company of its asset/liability management strategy. As a result, the Company did not maintain a portfolio of securities held to maturity at the end of 1997. In connection with the balance sheet restructuring initiative, the Company designated $1.4 billion of MBS for sale during 1998. At December 31, 1996, the aggregate carrying value of the Company's securities available for sale and securities held to maturity was $7.0 billion, or 38.4% of total interest-earning assets.

     At year-end 1997, approximately 72% of the $4.9 billion portfolio of MBS available for sale consisted of adjustable-rate securities. The predominant indices underlying these securities are the one-year United States Treasury interest rate and the Eleventh District cost of funds index published by the FHLB of San Francisco.

     The following table sets forth the carrying value of the Company's securities available for sale and securities held to maturity at December 31 for the years indicated. Securities designated as available for sale are carried at estimated fair value with unrealized gains and losses recorded in a valuation allowance that is included, net of related income taxes, as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

                                                                 SECURITIES
                                       --------------------------------------------------------------
                                                AVAILABLE FOR SALE               HELD TO MATURITY
                                       ------------------------------------   -----------------------
                                          1997         1996         1995         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
MBS:
  Pass-through securities:
     Privately-issued................  $2,851,007   $1,228,264   $2,715,097   $2,520,013   $3,071,166
     FNMA............................     402,096      919,346      747,189           --           --
     FHLMC...........................     181,098      167,073      448,356       44,711           --
     GNMA............................      15,517      187,006       22,525           --           --
  Collateralized mortgage obligations
     ("CMOs"):
       Privately-issued..............   1,336,690           --           --    1,670,983    1,867,318
       FNMA..........................      91,436           --           --       94,412       94,636
       FHLMC.........................      23,920           --           --       30,089       49,330
  Interest-only......................       1,129        1,291        1,679           --           --
                                       ----------   ----------   ----------   ----------   ----------
          Total MBS..................   4,902,893    2,502,980    3,934,846    4,360,208    5,082,450
                                       ----------   ----------   ----------   ----------   ----------
Other debt securities:
  U.S. government and federal
     agency..........................       8,638       17,969       28,045           --           --
  State and municipal................      36,291       43,307       78,053           --           --
  Domestic corporate.................      35,359       15,328       17,249           --           --
  Other..............................         500           --           --        3,763        3,286
                                       ----------   ----------   ----------   ----------   ----------
          Total other debt
            securities...............      80,788       76,604      123,347        3,763        3,286
                                       ----------   ----------   ----------   ----------   ----------
Equity securities....................       8,623        9,988       12,672           --           --
                                       ----------   ----------   ----------   ----------   ----------
Total................................  $4,992,304   $2,589,572   $4,070,865   $4,363,971   $5,085,736
                                       ==========   ==========   ==========   ==========   ==========

     At December 31, 1997, the Company's securities available for sale portfolio had gross unrealized gains of $22.1 million and gross unrealized losses of $37.4 million. These gross unrealized gains and losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolios.

     The Company's $1.5 billion portfolio of CMOs at December 31, 1997 consisted primarily of sequential pay tranches (approximately 40%), accretion directed tranches (approximately 21%) and planned amortization tranches (approximately 11%). None of these securities were considered "high risk," as defined by a Federal Financial Institutions Examination Council policy statement effective February 10, 1992, at the time of purchase. At December 31, 1997, one CMO with a carrying value of $8.0 million was considered to be "high risk" under that policy statement; however, this security was sold during the first quarter of 1998 for an immaterial gain. The Company cannot provide any assurances that no other CMOs will be considered "high risk" in the future.

  Loans

     The Company's loans held for sale amounted to $1.8 billion at December 31, 1997, up from $0.1 billion at year-end 1996. This increase was largely attributable to the NAMC Acquisition.

     At December 31, 1997, the Company's loans receivable (exclusive of the allowance for loan losses) amounted to $13.0 billion, or 64.0% of total interest-earning assets. In comparison, loans receivable at the end of 1996 totaled $10.7 billion, or 59.3% of total interest-earning assets. While the growth in loans receivable during 1997 was largely associated with residential real estate loans, increases were noted in all major loan categories.

     Residential real estate loans receivable, which amounted to $9.8 billion at year-end 1997, increased $1.8 billion, or 22.0%, from December 31, 1996, reflective of the Company's expansion of its lending capabilities in this area. Production for the residential real estate loans receivable portfolio in 1997 totaled $3.3 billion, including $1.4 billion during the fourth quarter of the year. At December 31, 1997, residential real estate loans receivable comprised 75.8% of the Company's loans receivable portfolio, relatively unchanged from the end of 1996.

     At the end of 1997, approximately $8.0 billion, or 83%, of the Company's residential real estate loans receivable were adjustable-rate loans. The interest rate adjustments for these loans are based on a fixed margin over various indices, including cost-of-funds indices ("COFI") and indices based on certain United States Treasury interest rates ("Treasury Indices"). Approximately 82% of the Company's adjustable-rate residential real estate loans receivable at year-end 1997 were based on Treasury Indices, up from approximately 69% at December 31, 1996. Annual interest rate adjustment caps on the Company's adjustable-rate residential real estate loans receivable have generally been two percentage points. Many of these loans have lifetime interest rate adjustment caps, which have generally been six percentage points over the initial interest rate.

     Commercial real estate loans receivable rose $377.3 million, or 20.0%, in 1997. Contributing significantly to this increase was the impact of the BFS Acquisition, which, at the date of the acquisition, added approximately $580 million of loans to the Company's commercial real estate loans receivable portfolio. At the end of 1997, commercial real estate loans receivable primarily consisted of multifamily properties (61%), shopping centers (17%), office buildings (10%), and industrial properties (6%). The Company's commercial real estate loans generally have balloon payments of principal due between five and ten years after origination. Of the Company's $2.3 billion commercial real estate loans receivable at the end of 1997, approximately 48% were adjustable-rate loans.

     During 1997, the Company's consumer loans receivable portfolio increased $39.5 million, or 5.4%, substantially reflecting growth in home equity loans, its primary focus in this lending area. Home equity loans rose 17.0% during 1997 and, based on outstanding principal balances, represented approximately 82% of the consumer loans receivable portfolio at December 31, 1997. The increase in the consumer loans receivable portfolio during 1997 was limited by, among other factors, the repurchase during the year of the Company's portfolio of third party-originated automobile loans by the seller and a $16.5 million reduction in manufactured home loan principal balances, as this product line was discontinued in the past.

     The Company also experienced growth in business loans receivable during 1997. Such loans increased $55.9 million, or 130%, during 1997.

     A summary of the Company's loans receivable (exclusive of the allowance for loan losses) is as follows at December 31:

                                        1997          1996          1995         1994         1993
                                     -----------   -----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Residential real estate loans:
  Principal balances:
     Permanent.....................  $ 9,779,559   $ 8,016,699   $7,139,862   $6,659,935   $5,952,063
     Construction..................        2,453         3,697        1,948        1,989        3,222
                                     -----------   -----------   ----------   ----------   ----------
          Total principal
            balances...............    9,782,012     8,020,396    7,141,810    6,661,924    5,955,285
  Net deferred yield adjustments...       66,581        54,509       45,002       19,774       16,877
                                     -----------   -----------   ----------   ----------   ----------
          Total residential real
            estate loans...........    9,848,593     8,074,905    7,186,812    6,681,698    5,972,162
                                     -----------   -----------   ----------   ----------   ----------
Commercial real estate loans:
  Principal balances:
     Permanent.....................    2,214,620     1,856,563    1,813,344    1,834,114    1,211,551
     Construction..................       57,152        33,046       42,584       40,592       13,076
                                     -----------   -----------   ----------   ----------   ----------
          Total principal
            balances...............    2,271,772     1,889,609    1,855,928    1,874,706    1,224,627
  Net deferred yield adjustments...       (8,749)       (3,876)      (5,030)     (11,192)      (2,219)
                                     -----------   -----------   ----------   ----------   ----------
          Total commercial real
            estate loans...........    2,263,023     1,885,733    1,850,898    1,863,514    1,222,408
                                     -----------   -----------   ----------   ----------   ----------
Consumer loans:
  Principal balances:
     Home equity...................      617,041       527,442      520,589      531,008      465,738
     Manufactured home.............       44,432        60,965       78,319       98,354      110,962
     Secured by deposit accounts...       40,992        39,684       40,578       40,309       40,191
     Automobile....................        6,298        43,661       53,947       30,104        7,067
     Other.........................       46,400        51,923       59,854       73,042       78,147
                                     -----------   -----------   ----------   ----------   ----------
          Total principal
            balances...............      755,163       723,675      753,287      772,817      702,105
  Net deferred yield adjustments...       18,654        10,606        4,127        1,792        3,002
                                     -----------   -----------   ----------   ----------   ----------
          Total consumer loans.....      773,817       734,281      757,414      774,609      705,107
                                     -----------   -----------   ----------   ----------   ----------
Business loans:
  Principal balances...............       99,110        43,138       35,189       31,817        6,899
  Net deferred yield adjustments...          (36)           --           --          (16)          (3)
                                     -----------   -----------   ----------   ----------   ----------
          Total business loans.....       99,074        43,138       35,189       31,801        6,896
                                     -----------   -----------   ----------   ----------   ----------
Total loans receivable.............  $12,984,507   $10,738,057   $9,830,313   $9,351,622   $7,906,573
                                     ===========   ===========   ==========   ==========   ==========

     The following table presents the contractual maturities of the principal balances of the Company's commercial real estate loans receivable, residential real estate construction loans receivable and business loans receivable at December 31, 1997.

                                                         REMAINING CONTRACTUAL MATURITY
                                               --------------------------------------------------
                                                            OVER ONE
                                               ONE YEAR     THROUGH         OVER
                                               OR LESS     FIVE YEARS    FIVE YEARS      TOTAL
                                               --------    ----------    ----------    ----------
                                                                 (IN THOUSANDS)
Commercial real estate loans:
  Permanent:
     Adjustable-rate.........................  $195,379     $256,439     $  576,758    $1,028,576
     Fixed-rate..............................   105,558      640,745        439,741     1,186,044
                                               --------     --------     ----------    ----------
          Total permanent....................   300,937      897,184      1,016,499     2,214,620
                                               --------     --------     ----------    ----------
  Construction:
     Adjustable-rate.........................    16,988       39,284             --        56,272
     Fixed-rate..............................       531          349             --           880
                                               --------     --------     ----------    ----------
          Total construction.................    17,519       39,633             --        57,152
                                               --------     --------     ----------    ----------
Total commercial real estate loans...........  $318,456     $936,817     $1,016,499    $2,271,772
                                               ========     ========     ==========    ==========
Residential real estate construction loans:
  Fixed-rate.................................  $  1,471     $     --     $      982    $    2,453
Business loans:
  Adjustable-rate............................  $ 70,142     $ 18,762     $    4,014    $   92,918
  Fixed-rate.................................     2,157        2,048          1,987         6,192
                                               --------     --------     ----------    ----------
Total business loans.........................  $ 72,299     $ 20,810     $    6,001    $   99,110
                                               ========     ========     ==========    ==========

     In 1997, as compared with 1996, the Company's total loan production increased $6.0 billion, or 157%. The following table summarizes the Company's loan production for the year ended December 31:

                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Residential real estate loan production:
  Originated................................................  $6,401,406    $2,685,946
  Purchased.................................................   2,234,980       311,375
                                                              ----------    ----------
          Total residential real estate loan
            production(1)...................................   8,636,386     2,997,321
                                                              ----------    ----------
Commercial real estate loans originated.....................     539,850       405,741
Consumer loans originated:
  Home equity loans.........................................     337,795       216,353
  Other consumer loans......................................     157,253       157,050
                                                              ----------    ----------
          Total consumer loans originated...................     495,048       373,403
                                                              ----------    ----------
Business loans originated...................................     125,601        30,061
                                                              ----------    ----------
Total loan production.......................................  $9,796,885    $3,806,526
                                                              ==========    ==========

---------------
(1) Includes loan production for sale in the secondary market of $5.3 billion in 1997 and $1.0 billion in 1996.

     Approximately 36% of the $8.6 billion of residential real estate loans produced during 1997 were refinance loans, the proceeds of which were used in full or in part to prepay loans previously originated by the Company or other financial institutions. The level of loan refinancing activity is influenced by various factors, including relative interest rates, refinancing costs, the availability of credit on terms acceptable to the borrower, and real estate values.

     The Company continues to experience significant competition in its loan production activities. As a result, the Company cannot predict whether it will be able to achieve continuing growth in any of its lending areas.

  Deposits

     Total deposits amounted to $13.8 billion at year-end 1997, an increase of $1.0 billion, or 7.7%, from December 31, 1996. The growth in deposits was largely attributable to the BFS Acquisition, in connection with which the Company acquired five New York City branches and $447.1 million of deposits, the NAMC Acquisition, and a brokered time deposit program implemented during 1997, in part, to expand the Company's available sources of funds. Total brokered time deposits amounted to $193.0 million at December 31, 1997. At that date, the Bank operated 91 branches, comprised of 90 branches in the greater New York City metropolitan area and one branch in Florida.

     The following table sets forth a summary of the Company's deposits at December 31:

                                               1997                         1996
                                     -------------------------    -------------------------
                                                    PERCENTAGE                   PERCENTAGE
                                       AMOUNT        OF TOTAL       AMOUNT        OF TOTAL
                                     -----------    ----------    -----------    ----------
                                                     (DOLLARS IN THOUSANDS)
Demand.............................  $ 1,572,797       11.4%      $ 1,130,863        8.8%
Savings............................    2,431,812       17.6         2,460,367       19.1
Money market.......................    1,971,081       14.2         2,007,448       15.6
Time...............................    7,871,585       56.8         7,258,061       56.5
                                     -----------      -----       -----------      -----
Total deposits.....................  $13,847,275      100.0%      $12,856,739      100.0%
                                     ===========      =====       ===========      =====

  Borrowed Funds

     Total borrowed funds amounted to $6.3 billion at the end of 1997, up $1.5 billion from the level at the end of 1996. This increase was principally associated with the funding of growth in interest-earning assets.

     The following table sets forth a summary of the Company's borrowed funds at December 31:

                                                         1997                        1996
                                               ------------------------    ------------------------
                                                             PERCENTAGE                  PERCENTAGE
                                                 AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
                                               ----------    ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
Securities sold under agreements to
  repurchase.................................  $2,975,774       47.1%      $3,550,234       73.7%
FHLBNY advances..............................   2,786,751       44.1          925,139       19.2
Senior notes(1)..............................     142,475        2.3          197,584        4.1
Guaranteed preferred beneficial interests in
  Holding Company's junior subordinated
  deferrable interest debentures(2)..........     196,137        3.1               --         --
Other........................................     218,175        3.4          142,234        3.0
                                               ----------      -----       ----------      -----
Total borrowed funds.........................  $6,319,312      100.0%      $4,815,191      100.0%
                                               ==========      =====       ==========      =====

---------------
(1) In November 1997, the Holding Company purchased $55.6 million in principal amount of its outstanding 8.9375% senior notes due July 2003.

(2) For a further discussion, see Note 13 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

  Stockholders' Equity

     Stockholders' equity amounted to $1.3 billion at December 31, 1997, as compared with $1.0 billion at the prior year end, an increase of 28.6%. This growth was largely attributable to the NAMC Acquisition, which increased stockholders' equity by $372.5 million at the acquisition date, and the recognition of net income of $121.7 million. In connection with the NAMC Acquisition, the Company issued 19.4 million shares of Common Stock, of which
7.5 million were issued from treasury. At year-end 1997, stockholders' equity represented 6.02% of total assets, up from 5.42% of total assets at year-end 1996. The Holding Company's book value per common share was $11.30 at December 31, 1997, up 15.8% from $9.76 one year earlier.

     During 1997, the Holding Company repurchased a total of 9.3 million shares of Common Stock (including 6.9 million shares in connection with the NAMC Acquisition) at an average cost per share of $21.57. Since the announcement in January 1996 of the Holding Company's initial Common Stock repurchase program, a total of 14.3 million shares of Common Stock have been repurchased at an average cost per share of $18.92.

     At December 31, 1997, the Holding Company had one Common Stock repurchase program in effect. This program, which was announced in December 1997, provides for the repurchase of up to 3 million additional shares of Common Stock. No repurchases were made under this program as of December 31, 1997. During the first quarter of 1998, the Holding Company repurchased 3 million shares of Common Stock under this program.

     During the second, third and fourth quarters of 1997, the Holding Company declared and paid cash dividends on the Common Stock of $0.04 per share. The Holding Company's Common Stock dividend payout ratio for 1997 was 10.5%.

LIQUIDITY

     The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet withdrawals from deposit accounts, loan funding commitments, the repayment of borrowed funds, and other financial obligations and expenditures, as well as ensuring the Bank's compliance with regulatory liquidity requirements. The liquidity position of the Company, which is monitored on a daily basis, is managed pursuant to established policies and guidelines.

     The Company's sources of liquidity include principal repayments on loans and MBS, borrowings, deposits, sales of loans in connection with mortgage banking activities, sales of securities available for sale, and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs, although it has not utilized this funding source in the past.

     Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS (see "Regulation and Supervision -- Restrictions on Dividends and Capital Distributions" in Item 1, "Business").

     Under OTS regulations, which were revised effective in November 1997 (see "Regulation and Supervision -- Liquid Assets" in Item 1, "Business"), the Bank must maintain average eligible liquid assets (as defined) for each calendar quarter of not less than 4.00% of its liquidity base (as defined). For the fourth quarter of 1997, the Bank's liquidity ratio was 4.51%.

REGULATORY CAPITAL

     Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, leverage capital of at least 3.00% of adjusted total assets, and risk-based capital of at least 8.00% of risk-weighted assets. The Bank exceeded these capital requirements at December 31, 1997.

     Under the PCA regulations adopted by the OTS pursuant to FDICIA, an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.00%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and it is not subject to an order, written agreement, capital directive, or PCA directive to meet and maintain a specific capital level for any capital measure. At December 31, 1997, the Bank met the published standards for a well capitalized designation under these regulations.

     The following table sets forth the regulatory capital position of the Bank at December 31:

                                                      BANK REGULATORY CAPITAL
                                             ------------------------------------------
                                                    1997                   1996
                                             -------------------    -------------------
                                               AMOUNT      RATIO      AMOUNT      RATIO
                                             ----------    -----    ----------    -----
                                                       (DOLLARS IN THOUSANDS)
Tangible capital...........................  $1,216,417     5.64%   $1,139,443     6.06%
Leverage capital...........................   1,216,417     5.64     1,139,443     6.06
Risk-based capital.........................   1,321,135    11.17     1,245,938    13.08
Tier 1 risk-based capital..................   1,216,417    10.29     1,139,443    11.96

     The declines in the Bank's regulatory capital ratios during 1997 were largely due to the growth in the Bank's assets during the year, principally reflecting the NAMC Acquisition and the BFS Acquisition. At December 31, 1997, the Bank's adjusted total assets, which are used to compute its tangible and leverage capital ratios, were $21.6 billion, up from $18.8 billion one year earlier. The Bank's risk-weighted assets, which are used to compute its risk-based capital and tier 1 risk-based capital ratios, increased to $11.8 billion at December 31, 1997 from $9.5 billion at the end of 1996.

RECENT ACCOUNTING DEVELOPMENTS

     In December 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which deferred, for one year, the effective date of those provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," relating to collateral, repurchase agreements, dollar-rolls, securities lending, and similar transactions. The Company's adoption, as of January 1, 1998, of the deferred portions of SFAS No. 125 did not have, and is not expected to have, a material impact on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS No. 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

     The FASB, in June 1997, issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to stockholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Asset/Liability Management," incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-1
Consolidated Statements of Financial Condition..............  F-2
Consolidated Statements of Income...........................  F-3
Consolidated Statements of Changes in Stockholders'
  Equity....................................................  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, and position of each executive officer of the Company as of March 1, 1998 and the year in which such person joined the Company:

                                                                                                WITH THE
                                                                                                COMPANY
                    NAME                       AGE    POSITIONS AND OFFICES WITH THE COMPANY     SINCE
                    ----                       ---    --------------------------------------    --------
Lawrence J. Toal.............................  60     Director, Chief Executive Officer,          1991
                                                        President, and Chief Operating
                                                        Officer
Gene C. Brooks...............................  48     Director of the Office of the               1995
                                                      Secretary and Senior Legal Advisor
Anthony R. Burriesci.........................  50     Chief Financial Officer                     1997
D. James Daras ..............................  44     Treasurer and Asset/Liability               1990
                                                      Executive
James E. Kelly...............................  46     General Counsel                             1987
Fred B. Koons................................  53     Chief Executive Officer, Mortgage           1996
                                                        Banking
Carlos R. Munoz..............................  62     Chief Credit & Risk Management Officer      1995
Peyton R. Patterson..........................  41     General Manager, Consumer Financial         1996
                                                        Services

     Mr. Daras has been employed by the Company in the positions stated above for more than five years. The principal occupation for at least the last five years of each other executive officer who is not a member of the Board and who is not currently a nominee for election to the Board is set forth below:

     Mr. Brooks, who joined Anchor Savings in July 1987, served as Vice President and General Counsel of Anchor Bancorp from its formation until the Anchor Merger and as Secretary of Anchor Bancorp from March 1993 until the Anchor Merger. He was General Counsel of the Holding Company and the Bank from April 1995 to January 1998, at which time he assumed his present position.

     Mr. Burriesci joined the Company in July 1997 as Chief Financial Officer. From 1990 until he joined the Company, he held various finance-related positions with First Fidelity Bancorporation, the most recent of which was Executive Vice President and Corporate Controller, until it was acquired by First Union Corporation in 1996, where he served as Executive Vice President-Finance and Administration and Chief Financial Officer-Northern Region.

     Mr. Kelly has served in various legal and business positions with the Company since joining the Bank in January 1987, including as assistant to the President from February 1992 to March 1995 and thereafter as Deputy General Counsel until he assumed his present position in January 1998.

     Mr. Koons joined the Company in December 1996 as Chief Executive Officer, Mortgage Banking. From July 1996 until he joined the Company, he was a consultant to the Company regarding its mortgage banking strategy. Previously, Mr. Koons was Chairman and Chief Executive Officer of Chase Manhattan Mortgage Corporation, where he was responsible for all aspects of its residential lending activities in the United States. He had joined Chase in 1980 and served in various positions, including Regional Executive, Secondary Marketing Executive, and Production Executive.

     Mr. Munoz joined the Company in April 1995 as Chief Credit Officer. Prior to joining the Company, he served in various positions with Citibank, N.A., where he was most recently Senior Vice President and a member of the Credit Policy Committee. In that position, he had been responsible at various times for credit management and oversight of part or all of Citibank's worldwide consumer banking activities, as well as

Private Banking and Global Finance in Latin America. He previously served with Citibank in New York, San Francisco and the Caribbean, including management of that institution's corporate lending activities in the Western United States and the workout of exposure to the troubled Real Estate Investment Trust industry in the mid-1970's.

     Ms. Patterson joined the Company in May 1996 as General Manager, Consumer Lending and assumed her present position in June 1997. From 1989 until she joined the Company, Ms. Patterson held several positions with Chemical Bank, including most recently as General Manager of its Consumer Asset Group, until the merger of that institution with Chase Manhattan Bank in 1996, when she became the Director of Marketing for its National Consumer Services Division.

     Information required by this Item regarding members of the Board is contained in the Holding Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission (the "Commission") within 120 days from December 31, 1997, incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

        See Item 8, "Financial Statements and Supplementary Data."

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules for the Holding Company and its subsidiaries have been included in the consolidated financial statements or the related notes or they are either inapplicable or not required.

     (a)(3) EXHIBITS

        See Exhibit Index, page 97.

     (b) REPORTS ON FORM 8-K

     During the three-month period ended December 31, 1997, the Holding Company filed with the Commission one Current Report on Form 8-K, dated October 30, 1997, which reported that, on October 15, 1997, the Company had consummated the NAMC Acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIME BANCORP, INC.

                                          By: /s/   LAWRENCE J. TOAL
                                            ------------------------------------
                                                      Lawrence J. Toal
                                             Chief Executive Officer, President
                                                and Chief Operating Officer

                                                       March 31, 1998

                                          --------------------------------------
                                                           Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                                            CAPACITY
                  ---------                                            --------

            /s/ LAWRENCE J. TOAL                 Director, Chief Executive Officer, President and
---------------------------------------------    Chief Operating Officer (Principal Executive
              Lawrence J. Toal                   Officer)

                      *                          Chairman of the Board
---------------------------------------------
             James M. Large, Jr.

                      *                          Director
---------------------------------------------
              Derrick D. Cephas

                      *                          Director
---------------------------------------------
              Frederick C. Chen

                      *                          Director
---------------------------------------------
            J. Barclay Collins II

                      *                          Director
---------------------------------------------
            Richard W. Dalrymple

                      *                          Director
---------------------------------------------
               James F. Fulton

                      *                          Director
---------------------------------------------
           Sally Hernandez-Pinero

                  SIGNATURE                                            CAPACITY
                  ---------                                            --------
                      *                          Director
---------------------------------------------
              Virginia M. Kopp

                      *                          Director
---------------------------------------------
                John Morning

                      *                          Director
---------------------------------------------
           Margaret Osmer-McQuade

                      *                          Director
---------------------------------------------
             Dr. Paul A. Qualben

                      *                          Director
---------------------------------------------
            Eugene G. Schulz, Jr.

                      *                          Director
---------------------------------------------
                Howard Smith

                      *                          Director
---------------------------------------------
             Dr. Norman R. Smith

                      *                          Director
---------------------------------------------
                Ira T. Wender

          /s/ ANTHONY R. BURRIESCI               Chief Financial Officer (Principal Financial
---------------------------------------------    Officer)
            Anthony R. Burriesci

           /s/ HAROLD E. REYNOLDS                Controller (Principal Accounting Officer)
---------------------------------------------
             Harold E. Reynolds

*By: /s/ LAWRENCE J. TOAL
     ----------------------------------------
     Lawrence J. Toal
     Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dime Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Dime Bancorp, Inc. and subsidiaries (Dime) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of Dime's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dime Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/  KPMG PEAT MARWICK LLP

New York, New York
January 19, 1998

                      DIME BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                           ASSETS
Cash and due from banks.....................................  $   295,369    $   158,753
Money market investments....................................      157,158         25,764
Securities available for sale...............................    4,992,304      2,589,572
Securities held to maturity (estimated fair value of
  $4,279,937 in 1996).......................................           --      4,363,971
Federal Home Loan Bank of New York stock....................      303,287        266,244
Loans held for sale.........................................    1,841,862        115,325
Loans receivable, net:
  Residential real estate loans.............................    9,848,593      8,074,905
  Commercial real estate loans..............................    2,263,023      1,885,733
  Consumer loans............................................      773,817        734,281
  Business loans............................................       99,074         43,138
  Allowance for loan losses.................................     (104,718)      (106,495)
                                                              -----------    -----------
          Total loans receivable, net.......................   12,879,789     10,631,562
                                                              -----------    -----------
Accrued interest receivable.................................      106,829        106,041
Premises and equipment, net.................................      150,805        103,541
Mortgage servicing assets...................................      341,906        127,745
Other assets................................................      778,691        381,590
                                                              -----------    -----------
Total assets................................................  $21,848,000    $18,870,108
                                                              ===========    ===========

                        LIABILITIES
Deposits....................................................  $13,847,275    $12,856,739
Securities sold under agreements to repurchase..............    2,975,774      3,550,234
Federal Home Loan Bank of New York advances.................    2,786,751        925,139
Senior notes................................................      142,475        197,584
Guaranteed preferred beneficial interests in Holding
  Company's junior subordinated deferrable interest
  debentures................................................      196,137             --
Other borrowed funds........................................      218,175        142,234
Other liabilities...........................................      366,555        175,841
                                                              -----------    -----------
          Total liabilities.................................   20,533,142     17,847,771
                                                              -----------    -----------

                    STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (200,000,000 shares
  authorized; 120,256,459 shares issued in 1997 and
  108,262,216 shares issued in 1996)........................        1,203          1,083
Additional paid-in capital..................................    1,158,221        914,386
Retained earnings...........................................      261,201        158,956
Treasury stock, at cost (3,898,132 shares in 1997 and
  3,518,297 shares in 1996).................................      (95,221)       (51,498)
Net unrealized (loss) gain on securities available for sale,
  net of taxes..............................................       (9,534)            22
Unearned compensation.......................................       (1,012)          (612)
                                                              -----------    -----------
          Total stockholders' equity........................    1,314,858      1,022,337
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $21,848,000    $18,870,108
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
INTEREST INCOME
Residential real estate loans...............................  $  660,505    $  558,248    $  485,340
Commercial real estate loans................................     191,111       159,019       162,712
Consumer loans..............................................      63,222        63,679        71,124
Business loans..............................................       5,052         3,163         3,250
Mortgage-backed securities..................................     406,781       508,342       567,885
Other securities............................................      23,774        31,910        32,596
Money market investments....................................      32,370        26,337        34,224
                                                              ----------    ----------    ----------
         Total interest income..............................   1,382,815     1,350,698     1,357,131
                                                              ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................     559,359       531,216       524,452
Borrowed funds..............................................     340,394       358,187       423,053
                                                              ----------    ----------    ----------
         Total interest expense.............................     899,753       889,403       947,505
                                                              ----------    ----------    ----------
         Net interest income................................     483,062       461,295       409,626
Provision for loan losses...................................      49,000        41,000        39,650
                                                              ----------    ----------    ----------
         Net interest income after provision for loan
           losses...........................................     434,062       420,295       369,976
                                                              ----------    ----------    ----------
NON-INTEREST INCOME
Loan servicing fees and charges.............................      74,038        47,863        47,773
Banking service fees........................................      31,796        28,056        22,569
Securities and insurance brokerage fees.....................      23,737        21,064        15,532
Net gains (losses) on sales activities......................      12,036       (12,716)      (12,415)
Other.......................................................       3,684         1,711         1,253
                                                              ----------    ----------    ----------
         Total non-interest income..........................     145,291        85,978        74,712
                                                              ----------    ----------    ----------
NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits......................     157,851       139,358       131,721
    Occupancy and equipment, net............................      63,582        52,662        58,285
    Other...................................................     115,689       100,775        95,895
                                                              ----------    ----------    ----------
         Total general and administrative expense...........     337,122       292,795       285,901
Amortization of mortgage servicing assets...................      29,751        19,382        20,652
Other real estate owned expense, net........................       4,341        10,072        12,892
Savings Association Insurance Fund recapitalization
  assessment................................................          --        26,280            --
Restructuring and related expense...........................       9,931         3,504        15,331
                                                              ----------    ----------    ----------
         Total non-interest expense.........................     381,145       352,033       334,776
                                                              ----------    ----------    ----------
Income before income tax expense and extraordinary item.....     198,208       154,240       109,912
Income tax expense..........................................      75,034        49,984        47,727
                                                              ----------    ----------    ----------
Income before extraordinary item............................     123,174       104,256        62,185
Extraordinary item -- loss on early extinguishment of debt,
  net of income tax benefit of $895.........................      (1,460)           --            --
                                                              ----------    ----------    ----------
Net income..................................................  $  121,714    $  104,256    $   62,185
                                                              ==========    ==========    ==========
EARNINGS PER COMMON SHARE
Basic:
    Income before extraordinary item .......................  $     1.15    $     1.00    $     0.63
    Extraordinary item......................................       (0.01)           --            --
                                                              ----------    ----------    ----------
         Net income.........................................  $     1.14    $     1.00    $     0.63
                                                              ==========    ==========    ==========
Diluted:
    Income before extraordinary item........................  $     1.13    $     0.96    $     0.57
    Extraordinary item......................................       (0.01)           --            --
                                                              ----------    ----------    ----------
    Net income..............................................  $     1.12    $     0.96    $     0.57
                                                              ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1997          1996         1995
                                                          ----------    ----------    --------
COMMON STOCK
Balance at beginning of year............................  $    1,083    $      997    $    986
Common stock issued in connection with acquisition......         120            --          --
Common stock issued upon exercise of stock warrant......          --            84          --
Common stock issued under employee benefit plans........          --             2          11
                                                          ----------    ----------    --------
     Balance at end of year.............................       1,203         1,083         997
                                                          ----------    ----------    --------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year............................     914,386       915,210     910,036
Common stock issued in connection with acquisition......     215,879            --          --
Common stock issued under employee benefit plans........         545         1,089       5,174
Treasury stock issued in connection with acquisition....       4,780            --          --
Treasury stock issued under employee benefit plans......      (4,780)           --          --
Fair value adjustment on stock options issued in
  connection with acquisition...........................      21,389            --          --
Other...................................................       6,022        (1,913)         --
                                                          ----------    ----------    --------
     Balance at end of year.............................   1,158,221       914,386     915,210
                                                          ----------    ----------    --------
COMMON STOCK DEFERRED INCENTIVE SHARES
Balance at beginning of year............................          --            --       2,994
Deferred incentive shares granted, net..................          --            --          33
Deferred incentive shares distributed...................          --            --      (3,027)
                                                          ----------    ----------    --------
     Balance at end of year.............................          --            --          --
                                                          ----------    ----------    --------
RETAINED EARNINGS
Balance at beginning of year............................     158,956        65,981       3,796
Net income..............................................     121,714       104,256      62,185
Cash dividends declared on common stock ($0.12 per
  share)................................................     (12,892)           --          --
Treasury stock issued under employee benefit plans......      (6,577)      (11,281)         --
                                                          ----------    ----------    --------
     Balance at end of year.............................     261,201       158,956      65,981
                                                          ----------    ----------    --------
TREASURY STOCK, AT COST
Balance at beginning of year............................     (51,498)           --          --
Treasury stock purchased................................    (200,354)      (70,456)         --
Treasury stock issued in connection with acquisition....     130,326            --          --
Treasury stock issued under employee benefit plans......      26,305        18,958          --
                                                          ----------    ----------    --------
     Balance at end of year.............................     (95,221)      (51,498)         --
                                                          ----------    ----------    --------
NET UNREALIZED (LOSS) GAIN ON SECURITIES AVAILABLE FOR
SALE, NET OF TAXES
Balance at beginning of year............................          22        (5,468)    (12,612)
Net change in estimated fair value of securities
  available for sale, net of taxes......................      (9,556)        5,490       7,144
                                                          ----------    ----------    --------
     Balance at end of year.............................      (9,534)           22      (5,468)
                                                          ----------    ----------    --------
UNEARNED COMPENSATION
Balance at beginning of year............................        (612)         (190)        (75)
Restricted stock activity, net..........................      (1,126)         (545)       (181)
Amortization of unearned compensation, net..............         726           123          66
                                                          ----------    ----------    --------
     Balance at end of year.............................      (1,012)         (612)       (190)
                                                          ----------    ----------    --------
Total stockholders' equity..............................  $1,314,858    $1,022,337    $976,530
                                                          ==========    ==========    ========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   121,714    $   104,256    $    62,185
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
    Provisions for loan and other real estate owned
      losses................................................       50,514         45,799         46,529
    Depreciation and amortization of premises and
      equipment.............................................       20,152         16,706         17,899
    Other amortization and accretion, net...................       65,815         59,871         69,038
    Provision for deferred income tax expense...............       64,270         35,666         43,032
    Net securities losses...................................       17,794         11,265         29,044
    Gains on sales of mortgage servicing rights.............       (6,888)            --           (738)
    Loss on early extinguishment of debt....................        2,355             --             --
    Net gains on sales of branches..........................           --             --        (18,637)
    Net (increase) decrease in loans held for sale..........     (760,523)        24,045       (122,749)
    Other, net..............................................      110,020          6,626        (14,277)
                                                              -----------    -----------    -----------
         Net cash (used) provided by operating activities...     (314,777)       304,234        111,326
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale..................   (1,196,330)    (1,722,633)       (55,391)
Purchases of securities held to maturity....................      (80,411)      (238,674)    (2,144,475)
Proceeds from sales of securities available for sale........    1,720,817      2,290,279         25,279
Proceeds from sales of securities held to maturity..........           --             --        187,342
Proceeds from maturities of securities available for sale
  and held to maturity......................................    1,505,518      1,842,349      1,920,144
Net (purchases) redemptions of Federal Home Loan Bank of New
  York stock................................................      (31,111)        52,446        (53,104)
Loans receivable originated and purchased, net of principal
  payments..................................................   (1,827,121)      (997,241)      (632,133)
Proceeds from sales of loans receivable.....................        9,645         13,510         42,344
Acquisitions, net of cash and cash equivalents acquired.....      (41,234)        (1,284)        (7,914)
Investment in bank-owned life insurance program.............     (150,000)            --             --
Repurchases of assets sold with recourse....................      (16,675)       (36,855)       (35,946)
Proceeds from bulk sales of non-performing assets...........       93,434             --             --
Proceeds from sales of other real estate owned..............       42,383         50,681         66,763
Purchases of mortgage servicing assets......................      (23,049)       (15,942)       (13,993)
Proceeds from sales of mortgage servicing rights............       63,427             --          2,022
Purchases of premises and equipment, net....................      (29,011)       (12,775)       (22,493)
                                                              -----------    -----------    -----------
         Net cash provided (used) by investing activities...       40,282      1,223,861       (721,555)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits....................................      292,887        284,536         42,678
Net cash paid upon sale of deposits.........................           --             --       (262,512)
Net increase (decrease) in borrowings with original
  maturities of three months or less........................      126,164     (1,382,173)       300,797
Proceeds from issuance of guaranteed preferred beneficial
  interests in Holding Company's junior subordinated
  deferrable interest debentures............................      196,122             --             --
Proceeds from other borrowings..............................    1,296,510      1,111,804      1,365,000
Repayments of other borrowings..............................   (1,174,045)    (1,529,043)      (809,549)
Proceeds from issuance of common and treasury stock.........       14,332          8,311          2,014
Purchases of treasury stock.................................     (200,354)       (70,456)            --
Cash dividends paid on common stock.........................      (12,892)            --             --
Other.......................................................        3,781         (1,913)            --
                                                              -----------    -----------    -----------
         Net cash provided (used) by financing activities...      542,505     (1,578,934)       638,428
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........      268,010        (50,839)        28,199
Cash and cash equivalents at beginning of year..............      184,517        235,356        207,157
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................  $   452,527    $   184,517    $   235,356
                                                              ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and financial reporting policies applied by Dime Bancorp, Inc. (the "Holding Company"), a unitary savings and loan holding company, and its subsidiaries (the "Company") conform with generally accepted accounting principles and prevailing practices within the financial services industry. The principal subsidiary of the Holding Company is The Dime Savings Bank of New York, FSB (the "Bank"), which is engaged in banking operations and, at December 31, 1997, operated through 91 branches, primarily located in the greater New York City metropolitan area. The Bank has subsidiaries that are engaged in various businesses, including mortgage banking, securities brokerage services and insurance brokerage services. At December 31, 1997, the Company operated over 200 residential real estate loan production offices located in 36 states.

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

     The following is a description of significant accounting and financial reporting policies of the Company.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries, after the elimination of all significant intercompany balances and transactions. Certain amounts in the consolidated financial statements and accompanying notes for prior years have been reclassified to conform with the current year presentation.

  Securities

     Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. As further discussed in Note 4, the Company, during the fourth quarter of 1997, transferred its entire portfolio of securities held to maturity to its portfolio of securities available for sale. Securities held for sale in the near term in connection with mortgage banking activities are classified as trading securities and are carried at estimated fair value with unrealized gains and losses recognized in operations. The Company did not maintain a trading securities portfolio at December 31, 1997 or 1996. Securities not otherwise classified as held to maturity or trading are classified as available for sale and are carried at estimated fair value with unrealized gains and losses, net of the related income tax effect, reported as a separate component of stockholders' equity.

     The amortization of premiums and accretion of discounts on securities is recognized in income using the interest method over the lives of the securities, adjusted, in the case of mortgage-backed securities ("MBS"), for actual prepayments. Gains and losses on sales of securities are recognized using the specific identification method.

     For debt securities transferred from the held to maturity portfolio to the available for sale portfolio, unrealized holding gains or losses at the transfer date, net of the related income tax effect, are recognized as a separate component of stockholders' equity.

     The carrying value of a security is reduced through a write-down charged to income in the event the Company determines that an other than temporary impairment in value has occurred.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Loans

     Loans held for sale are carried at the lower of cost or market value, as determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income. Premiums, discounts and certain origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held for sale are recognized at the settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.

     Loans receivable are generally carried at unpaid principal balances adjusted for unamortized premiums, unearned discounts and deferred loan origination fees and costs, which are recognized as yield adjustments over the lives of the loans using the interest method.

     Loans are placed on non-accrual status upon becoming 90 days contractually past due as to principal or interest, or at an earlier date if the full collectability of principal or interest is doubtful. Interest income previously accrued but not collected at the date a loan is placed on non-accrual status is reversed against interest income. Cash receipts on a non-accrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A non-accrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance has been demonstrated.

     A loan is deemed a troubled debt restructuring ("TDR") by the Company when modifications of a concessionary nature are made to the loan's original contractual terms due to a deterioration in the borrower's financial condition.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, the Company considers a loan falling within its scope impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. SFAS No. 114 does not apply to loans held for sale or those large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which, for the Company, include residential real estate loans receivable that have not been modified in a TDR and consumer loans receivable. Loans reviewed by the Company for impairment are limited to residential real estate loans receivable modified in a TDR, business loans receivable, and commercial real estate loans receivable. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. At a minimum, loans reviewed for impairment by the Company are classified as impaired when delinquent more than six months. Impaired loans are principally measured using the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral dependent loans. For impaired loans on non-accrual status, cash receipts are applied, and interest income recognized, pursuant to the discussion above for non-accrual loans. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis.

  Allowance for Loan Losses

     An allowance for losses is maintained for losses inherent in the Company's loans receivable portfolio. The allowance is increased by loss provisions charged to operations and decreased by charge-offs (net of recoveries). In determining the appropriate level of the allowance for loan losses, the Company reviews its loans receivable portfolio on at least a quarterly basis, taking into account its impaired loans, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     While the Company considers its allowance for loan losses to be adequate based on information currently available, additions to the allowance may be necessary due to future events, including changes in economic conditions in the Company's lending areas. In addition, the Federal Deposit Insurance Corporation ("FDIC") and the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

  Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of their respective leases or estimated useful lives. Maintenance, repairs, and minor improvements are charged to operations in the period incurred, while major improvements are capitalized.

  Mortgage Servicing Assets

     The Company recognizes, as separate assets, the rights to service mortgage loans, whether those rights are acquired through loan purchase or loan origination activities. Mortgage servicing assets are amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis, mortgage servicing assets are assessed for impairment based upon their estimated fair value. For purposes of such assessments, the Company stratifies its mortgage servicing assets by underlying loan type (i.e., adjustable-rate, fixed-rate and balloon) and interest rate. Impairment of mortgage servicing assets is recognized through a valuation allowance for each impaired stratum with the individual allowances adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each strata is determined through a discounted cash flow analysis of future cash flows incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, and default rates.

  Other Real Estate Owned ("ORE")

     ORE, which consists of real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Write-downs required at time of acquisition are charged to the allowance for loan losses. Subsequent to acquisition, the Company maintains an allowance for actual and potential future declines in value. ORE is included in the accompanying Consolidated Statements of Financial Condition under the caption "Other Assets."

  Goodwill

     Goodwill is generally amortized using the straight-line method over periods ranging from 15 to 25 years. Goodwill is reviewed for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

  Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If necessary, deferred tax assets are reduced to the amount that, based on available evidence, will more than likely be realized.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Treasury Stock

     Common stock of the Holding Company ("Common Stock") repurchased for treasury is recorded at cost. Upon reissuance, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

  Stock-Based Compensation

     The Company, effective as of January 1, 1996, adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value-based method of accounting for stock-based compensation arrangements with employees, but permits an entity to continue utilizing the intrinsic value-based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for such arrangements. In implementing SFAS No. 123, the Company elected to continue using the intrinsic value-based method. Under this method, compensation cost is measured by the excess, if any, of the quoted market price of the Common Stock at date of grant, or other measurement date, over the amount an employee is required to pay to acquire the Common Stock.

  Earnings Per Common Share

     The Company, during the fourth quarter of 1997, adopted SFAS No. 128, "Earnings per Share," which supercedes APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces the primary and fully diluted earnings per common share presentations previously required by APB Opinion No. 15 with basic and diluted earnings per common share presentations. As required by SFAS No. 128, all prior period earnings per common share have been restated. Basic earnings per common share have been computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share have been computed by dividing net income by the sum of the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding (using the treasury stock method) during the period.

  Consolidated Statements of Cash Flows

     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the Consolidated Statements of Financial Condition under the captions "Cash and due from banks" and "Money market investments." Money market investments consist of highly-liquid investments with original maturities of three months or less.

     Cash flows associated with derivative financial instruments used by the Company are classified in the accompanying Consolidated Statements of Cash Flows in the same category as the cash flows from the asset or liability being hedged.

  Derivative Financial Instruments

     The Company uses a variety of derivative financial instruments as part of its interest rate risk-management strategy and to manage certain risks associated with its mortgage banking activities. Derivative financial instruments used for these purposes must be designated as a hedge at their inception and must remain effective as a hedge throughout their contractual terms. Derivative financial instruments used by the Company principally include interest rate swaps, interest rate caps, interest rate floors, forward contracts, and options.

     For those derivative financial instruments used to modify the interest rate characteristics of designated interest-earning assets or interest-bearing liabilities, net amounts payable or receivable on the instruments are accrued as an adjustment to interest income or interest expense of the designated assets or liabilities. The estimated fair values of such derivative financial instruments are not reflected in the Company's consolidated

                      DIME BANCORP, INC. AND SUBSIDIARIES
financial statements unless designated to securities available for sale, in which case the derivative financial instruments are carried at estimated fair value with unrealized gains and losses, net of related income taxes, reflected as a component of stockholders' equity.

     For forward contracts and options used in connection with the Company's mortgage banking activities, realized gains and losses are recognized in net gains (losses) on sales activities in the period settlement occurs. Unrealized gains and losses on such derivative financial instruments are included in the computation of the lower of cost or market valuation of loans held for sale.

     Unrealized gains and losses on interest rate swaps and interest rate floors used to hedge mortgage servicing assets are considered in the determination of the estimated fair value of such assets.

     Premiums paid on derivative financial instruments are deferred as a component of the carrying value of the designated assets or liabilities and amortized against income over the terms of the contracts.

     In the event of the early termination of a derivative financial instrument contract, any resulting gain or loss is deferred, as an adjustment of the carrying value of the designated assets or liabilities, and recognized in operations over the shorter of the remaining life of the designated assets or liabilities or the derivative financial instrument agreement. If the designated assets or liabilities are subsequently sold or otherwise disposed of, any remaining deferred gains or losses are recognized in operations.

     If the balance of a hedged asset or liability declines below the notional value of the related derivative financial instrument, the Company may redesignate, at fair value, the derivative financial instrument to other assets or liabilities or discontinue hedge accounting with respect to the portion of the notional amount that exceeds the balance. When hedge accounting is discontinued, derivative financial instruments are marked-to-market with the resulting gains or losses recognized in operations.

NOTE 2 -- MERGER AND ACQUISITION ACTIVITIES

     On October 15, 1997, prior to its opening for business, North American Mortgage Company ("NAMC"), a mortgage banking company headquartered in Santa Rosa, California, was acquired by the Company (the "NAMC Acquisition"). At the date of acquisition, NAMC serviced approximately $12 billion of loans for others and operated in 30 states. NAMC, subsequent to the acquisition, is operating under that name as a subsidiary of the Bank. In connection with the NAMC Acquisition, each share of NAMC's common stock outstanding immediately prior to the closing of the NAMC Acquisition was converted into 1.37 shares of Common Stock (the "NAMC Exchange Ratio"), and each outstanding option issued by NAMC to acquire NAMC's common stock was converted, after giving effect to the NAMC Exchange Ratio, into an option to purchase Common Stock. As a result, the Holding Company issued 19,437,741 shares of Common Stock (of which 7,479,664 were issued from treasury) and options to purchase 1,862,087 shares of Common Stock at an average exercise price of $14.18 per share. The purchase price of NAMC was approximately $351 million based on the average price per share of the Common Stock for the three business days prior to and subsequent to June 22, 1997, the date of the related merger agreement. The NAMC Acquisition was accounted for under the purchase method of accounting. Accordingly, its impact is only reflected in the Company's consolidated financial statements beginning on October 15, 1997. Goodwill arising from the NAMC Acquisition amounted to $185.9 million and is being amortized on a straight-line basis over 25 years. The amount of goodwill may change as certain estimates are finalized, although any such adjustments are not currently expected to be material.

     The allocation of the purchase price of NAMC included a restructuring liability of $9.8 million for personnel-related costs, primarily severance benefits. Personnel-related costs paid and charged to the restructuring liability during 1997 amounted to $5.3 million. In addition, the allocation of the purchase price of NAMC included a restructuring liability in the amount of $7.1 million for transaction fees and other costs, the balance of which amounted to $2.6 million at December 31, 1997. It is expected that the cash payments

                      DIME BANCORP, INC. AND SUBSIDIARIES
associated with the restructuring liabilities will be substantially completed by the end of the second quarter of 1998. In connection with the NAMC Acquisition, the Company incurred expenses during 1997 of $9.9 million associated with its employees and operations. Such expenses are reflected in the accompanying Consolidated Statements of Income under the caption "Restructuring and related expense."

     After the close of business on April 30, 1997, the Company acquired BFS Bankorp, Inc. ("BFS Bankorp") and its wholly-owned subsidiary, Bankers Federal Savings FSB ("Bankers Federal" and, together with BFS Bankorp, "BFS"), for $93.3 million in cash (the "BFS Acquisition"). At that time, BFS Bankorp was liquidated and Bankers Federal was merged with and into the Bank. The purchase price was funded from the normal cash flows of the Company. Goodwill arising from the BFS Acquisition amounted to $41.6 million and is being amortized over 15 years using the straight-line method. In connection with the BFS Acquisition, the Company acquired loans receivable, net, of $574.5 million and assumed deposits in five New York City branches of $447.1 million. Because this acquisition was accounted for under the purchase method of accounting, its impact is only reflected in the Company's consolidated financial statements beginning on May 1, 1997.

     The following table sets forth certain unaudited pro forma combined financial information of the Company, NAMC and BFS for the years shown. This information was prepared as if the NAMC Acquisition and the BFS Acquisition had occurred as of the beginning of the first year presented and is based on the historical financial statements of the Company, NAMC and BFS after giving effect to the NAMC Acquisition and the BFS Acquisition under the purchase method of accounting.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Total revenues..............................................  $901,856     $872,623
Income before extraordinary item............................   126,397      133,766
Net income..................................................   124,937      133,766
Earnings per common share:
  Basic:
     Income before extraordinary item.......................      1.00         1.09
     Net income.............................................      0.99         1.09
  Diluted:
     Income before extraordinary item.......................      0.98         1.04
     Net income.............................................      0.97         1.04

     Excluding the after-tax impact of the $9.9 million of restructuring and related expense incurred by the Company during 1997 in connection with the NAMC Acquisition, the Company's unaudited pro forma income before extraordinary item for 1997 would have been $132.6 million, or basic and diluted earnings per share of $1.05 and $1.03, respectively, and its unaudited pro forma net income for 1997 would have been $131.1 million, or basic and diluted earnings per share of $1.04 and $1.02, respectively.

     The unaudited pro forma combined financial information set forth above is intended for informational purposes only and is not necessarily indicative of future results of operations of the combined companies, or of the results of the combined companies that would have actually occurred had the acquisitions been consummated as of the beginning of the first year presented.

     In the fourth quarter of 1995, the Bank, in transactions accounted for as purchases, acquired the assets and assumed the liabilities relating to the residential real estate loan origination businesses of National Mortgage Investments Co., Inc., which was headquartered in Griffin, Georgia, and James Madison Mortgage

                      DIME BANCORP, INC. AND SUBSIDIARIES

Co., which was headquartered in Fairfax, Virginia (the "National Mortgage Acquisition" and the "Madison Mortgage Acquisition," respectively). The assets acquired and the liabilities assumed in connection with these acquisitions were not material. The Bank paid $4.8 million in cash in connection with the National Mortgage Acquisition (including, as discussed below, certain contingent payments) and $5.3 million in cash in connection with the Madison Mortgage Acquisition. Goodwill arising from the National Mortgage Acquisition and the Madison Mortgage Acquisition amounted to $4.5 million and $4.6 million, respectively, and is being amortized on a straight-line basis over 15 years. Pursuant to the terms of the asset purchase agreement associated with the National Mortgage Acquisition, the Bank was contingently liable for certain additional payments on specified dates through the third quarter of 1997 based on the attainment of certain loan origination targets related to the purchased assets. Such contingent payments amounted to $2.2 million and were charged to goodwill.

     For additional information concerning the above acquisitions, see Note 26.

     On January 13, 1995, Anchor Bancorp, Inc. ("Anchor Bancorp") and its wholly-owned savings bank subsidiary, Anchor Savings Bank FSB ("Anchor Savings" and, together with Anchor Bancorp, "Anchor"), were merged with and into the Holding Company and the Bank, respectively, which were the surviving entities. (These mergers are collectively referred to as the "Anchor Merger.") The Anchor Merger was accounted for as a pooling-of-interests. Accordingly, the financial information of the Company for periods prior to the Anchor Merger was restated to include Anchor. Upon consummation of the Anchor Merger, 41,760,503 newly-issued shares of Common Stock were exchanged for all of the shares of common stock of Anchor Bancorp outstanding at the time of the Anchor Merger, based on an exchange ratio of 1.77 shares of Common Stock for each share of Anchor Bancorp common stock (the "Anchor Exchange Ratio"). In addition, 56,842,168 newly-issued shares of Common Stock were exchanged on a one-for-one basis for all the shares of Common Stock outstanding at the time of the Anchor Merger.

     In connection with the Anchor Merger, the Company established restructuring liabilities aggregating $65.5 million, of which $24.6 million was for personnel costs, $21.8 million for facilities, equipment and systems costs, and $19.1 million for transaction fees and other costs. Of the total restructuring liabilities, $0.8 million, $6.4 million and $58.3 million were charged to income during 1996, 1995 and 1994, respectively. The remaining restructuring liabilities at December 31, 1997 amounted to $3.2 million and represented the net present value of future lease obligations associated with facilities no longer being utilized in the Company's operations. Cash payments associated with the personnel-related restructuring liability were substantially completed by the end of 1996. Cash payments for transaction fees and other costs were completed by the end of 1995. The Company also incurred expenses of $2.7 million in 1996 and $8.9 million in 1995 associated with the Anchor Merger that were not charged to the restructuring liability. Such expenses, as well as the provisions for the restructuring liabilities, are reflected in the accompanying Consolidated Statements of Income under the caption "Restructuring and related expense."

NOTE 3 -- MONEY MARKET INVESTMENTS

     Money market investments were comprised of the following at December 31:

                                                            1997       1996
                                                          --------    -------
                                                            (IN THOUSANDS)
Federal funds...........................................  $150,000    $10,000
Interest-earning deposits in banks......................     5,095      5,627
Securities purchased under agreements to resell.........     2,063      9,550
Other...................................................        --        587
                                                          --------    -------
Total money market investments..........................  $157,158    $25,764
                                                          ========    =======

                      DIME BANCORP, INC. AND SUBSIDIARIES

     It is the Company's policy to take possession of securities purchased under agreements to resell. The average balance of securities purchased under agreements to resell during 1997 and 1996 was $34.5 million and $8.2 million, respectively. The maximum month-end balance of securities purchased under agreements to resell was $284.3 million during 1997 and $28.7 million during 1996.

NOTE 4 -- SECURITIES

     The amortized cost and estimated fair value of securities available for sale and securities held to maturity, as well as related gross unrealized gains and losses, are summarized as follows at December 31:

                                                          1997                                          1996
                                       -------------------------------------------   -------------------------------------------
                                                    GROSS UNREALIZED                              GROSS UNREALIZED
                                       AMORTIZED    -----------------   ESTIMATED    AMORTIZED    -----------------   ESTIMATED
                                          COST       GAINS    LOSSES    FAIR VALUE      COST       GAINS    LOSSES    FAIR VALUE
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
                                                                            (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
MBS:
  Pass-through securities:
    Privately-issued.................  $2,875,982   $ 8,617   $33,592   $2,851,007   $1,232,276   $13,399   $17,411   $1,228,264
    Federal National Mortgage
      Association ("FNMA")...........     395,756     6,750       410     402,096       916,452     2,936        42      919,346
    Federal Home Loan Mortgage
      Corporation ("FHLMC")..........     178,538     2,809       249     181,098       165,540     1,974       441      167,073
    Government National Mortgage
      Association....................      15,277       252        12      15,517       185,166     1,841         1      187,006
  Collateralized mortgage
    obligations:
    Privately-issued.................   1,335,225     2,581     1,116   1,336,690            --        --        --           --
    FNMA.............................      91,349        87        --      91,436            --        --        --           --
    FHLMC............................      23,863        57        --      23,920            --        --        --           --
  Interest-only......................       1,555        --       426       1,129         1,850        --       559        1,291
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
        Total MBS....................   4,917,545    21,153    35,805   4,902,893     2,501,284    20,150    18,454    2,502,980
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
Other debt securities:
  U. S. government and federal
    agency...........................       8,552        86        --       8,638        18,117        --       148       17,969
  State and municipal................      36,997       112       818      36,291        44,322        86     1,101       43,307
  Domestic corporate.................      34,844       575        60      35,359        15,467         2       141       15,328
  Other..............................         500        --        --         500            --        --        --           --
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
        Total other debt
          securities.................      80,893       773       878      80,788        77,906        88     1,390       76,604
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
Equity securities....................       9,243       133       753       8,623        10,343       107       462        9,988
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
Total securities available for
  sale...............................  $5,007,681   $22,059   $37,436   $4,992,304   $2,589,533   $20,345   $20,306   $2,589,572
                                       ==========   =======   =======   ==========   ==========   =======   =======   ==========
SECURITIES HELD TO MATURITY
MBS:
  Pass-through securities:
    Privately-issued.................  $       --   $    --   $    --   $      --    $2,520,013   $ 2,033   $57,206   $2,464,840
    FHLMC............................          --        --        --          --        44,711       231        --       44,942
  Collateralized mortgage
    obligations:
    Privately-issued.................          --        --        --          --     1,670,983        --    26,863    1,644,120
    FNMA.............................          --        --        --          --        94,412        --       763       93,649
    FHLMC............................          --        --        --          --        30,089        --       441       29,648
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
        Total MBS....................          --        --        --          --     4,360,208     2,264    85,273    4,277,199
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
Other debt securities................          --        --        --          --         3,763        --     1,025        2,738
                                       ----------   -------   -------   ----------   ----------   -------   -------   ----------
Total securities held to maturity....  $       --   $    --   $    --   $      --    $4,363,971   $ 2,264   $86,298   $4,279,937
                                       ==========   =======   =======   ==========   ==========   =======   =======   ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     At December 31, 1997, $3.8 billion of securities available for sale were pledged as collateral for borrowed funds and other purposes.

     The following table sets forth, at December 31, 1997, the amortized cost, estimated fair value and weighted average yield of debt securities available for sale by period to contractual maturity.

                                                                                       WEIGHTED
                                                           AMORTIZED     ESTIMATED     AVERAGE
                                                              COST       FAIR VALUE     YIELD
                                                           ----------    ----------    --------
                                                                  (DOLLARS IN THOUSANDS)
MBS:
  Due in one year or less................................  $    2,185    $    2,180      6.41%
  Due after one through five years.......................      19,941        19,996      6.88
  Due after five through ten years.......................     242,898       242,850      6.44
  Due after ten years....................................   4,652,521     4,637,867      7.08
                                                           ----------    ----------
          Total MBS......................................   4,917,545     4,902,893      7.05
                                                           ----------    ----------
Other debt securities:
  Due in one year or less................................       5,886         5,890      6.46
  Due after one through five years.......................      10,183        10,273      6.64
  Due after five through ten years.......................      13,281        13,283      6.49
  Due after ten years....................................      51,543        51,342      7.52
                                                           ----------    ----------
          Total other debt securities....................      80,893        80,788      7.16
                                                           ----------    ----------
Total debt securities available for sale.................  $4,998,438    $4,983,681      7.05
                                                           ==========    ==========

     Information concerning sales of securities available for sale and securities held to maturity is summarized below for the year ended December 31:

                                             1997          1996         1995
                                          ----------    ----------    --------
                                                     (IN THOUSANDS)
Securities available for sale:
  Proceeds from sales...................  $1,720,817    $2,290,279    $ 25,279
  Gross realized gains..................      20,800         8,589           6
  Gross realized losses.................      11,890        15,554          13
Securities held to maturity:
  Proceeds from sales...................          --            --     187,342
  Gross realized losses.................          --            --         717

     During December 1997, the Company, primarily as a result of a reassessment of its asset/liability management strategy, transferred its entire portfolio of securities held to maturity to its portfolio of securities available for sale. At the date of transfer, the securities held to maturity portfolio had an amortized cost of $3.6 billion and net unrealized pretax losses of approximately $51 million. In connection with this transfer, the Company identified certain of the transferred MBS that it expects will be sold during 1998. At December 31, 1997, these MBS had an amortized cost of $1.4 billion and unrealized pretax gains of $2.2 million. During December 1997, the Company had recognized a pretax loss of $25.2 million associated with the write-down to estimated fair value of those transferred MBS with unrealized losses expected to be sold in 1998.

     As permitted under guidelines issued in a special report by the Financial Accounting Standards Board in November 1995, the Company, in December 1995, transferred securities with an amortized cost of $3.6 billion from the held to maturity portfolio to the available for sale portfolio. Net unrealized pretax losses at the date of transfer of the securities amounted to $29.4 million. In connection with a decision made at the time of transfer to sell approximately $1 billion of the transferred securities, the Company, during December 1995, wrote-down those securities with unrealized losses to estimated fair value and recognized a pretax loss of $23.6 million. The sales of the securities designated for sale were consummated during the first quarter of

                      DIME BANCORP, INC. AND SUBSIDIARIES

1996. In addition, during 1995, the Company, for interest rate risk-management purposes following the Anchor Merger, transferred securities with an amortized cost of $12.9 million and an estimated fair value of $12.5 million from the held to maturity portfolio to the available for sale portfolio and sold securities held to maturity with an amortized cost of $188.1 million and realized a loss of $0.7 million.

     During 1997, 1996 and 1995, the Company recognized other than temporary impairment in value losses on certain privately-issued MBS of $1.5 million, $4.7 million and $3.3 million, respectively. These losses were necessitated by the depletion of the underlying credit enhancements as a result of losses incurred on the loans underlying the securities, coupled with the Company's projections of estimated future losses on the securities.

NOTE 5 -- LOANS RECEIVABLE, NET

     A summary of loans receivable, net, is as follows at December 31:

                                                                 1997           1996
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Residential real estate loans:
  Principal balances:
     Permanent..............................................  $ 9,779,559    $ 8,016,699
     Construction (net of loans in process of $725 in 1997
      and $2,428 in 1996)...................................        2,453          3,697
                                                              -----------    -----------
          Total principal balances..........................    9,782,012      8,020,396
  Net deferred yield adjustments............................       66,581         54,509
                                                              -----------    -----------
          Total residential real estate loans...............    9,848,593      8,074,905
                                                              -----------    -----------
Commercial real estate loans:
  Principal balances:
     Permanent (net of loans in process of $2,000 in
      1997).................................................    2,214,620      1,856,563
     Construction (net of loans in process of $65,087 in
      1997 and $31,224 in 1996).............................       57,152         33,046
                                                              -----------    -----------
          Total principal balances..........................    2,271,772      1,889,609
  Net deferred yield adjustments............................       (8,749)        (3,876)
                                                              -----------    -----------
          Total commercial real estate loans................    2,263,023      1,885,733
                                                              -----------    -----------
Consumer loans:
  Principal balances:
     Home equity............................................      617,041        527,442
     Manufactured home......................................       44,432         60,965
     Secured by deposit accounts............................       40,992         39,684
     Automobile.............................................        6,298         43,661
     Other..................................................       46,400         51,923
                                                              -----------    -----------
          Total principal balances..........................      755,163        723,675
  Net deferred yield adjustments............................       18,654         10,606
                                                              -----------    -----------
          Total consumer loans..............................      773,817        734,281
                                                              -----------    -----------
Business loans:
  Principal balances........................................       99,110         43,138
  Net deferred yield adjustments............................          (36)            --
                                                              -----------    -----------
          Total business loans..............................       99,074         43,138
                                                              -----------    -----------
Allowance for loan losses...................................     (104,718)      (106,495)
                                                              -----------    -----------
Total loans receivable, net.................................  $12,879,789    $10,631,562
                                                              ===========    ===========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Loans receivable in the amount of $4.1 billion were pledged as collateral for borrowed funds at December 31, 1997.

     At December 31, 1997, the Company's residential real estate loans receivable were principally concentrated in the states of New York (34.2%), Connecticut (9.4%), New Jersey (8.7%), and California (8.0%). At that date, the Company's commercial real estate loans receivable were principally concentrated in the states of New York (84.5%) and New Jersey (6.1%).

     Activity in the allowance for loan losses is summarized as follows for the year ended December 31:

                                               1997        1996        1995
                                             --------    --------    --------
                                                      (IN THOUSANDS)
Balance at beginning of year...............  $106,495    $128,295    $170,383
Allowance acquired in the BFS
  Acquisition..............................    13,249          --          --
Provision charged to operations(1).........    49,000      41,000      39,650
Charge-offs(1).............................   (71,608)    (71,296)    (92,088)
Recoveries.................................     7,582       8,496      10,350
                                             --------    --------    --------
     Net charge-offs.......................   (64,026)    (62,800)    (81,738)
                                             --------    --------    --------
Balance at end of year.....................  $104,718    $106,495    $128,295
                                             ========    ========    ========

---------------
(1) For 1997, the provision charged to operations and charge-offs included $14.0 million and $35.8 million, respectively, associated with bulk sales of approximately $113 million of non-accrual residential real estate loans receivable in May 1997.

NOTE 6 -- NON-PERFORMING ASSETS, LOANS MODIFIED IN A TDR, AND IMPAIRED LOANS

     Non-performing assets were comprised of the following at December 31:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Non-accrual loans:
  Residential real estate..............................  $ 90,998    $163,791
  Commercial real estate...............................    21,760      21,047
  Consumer.............................................     5,719       6,645
  Business.............................................       511         107
                                                         --------    --------
          Total non-accrual loans......................   118,988     191,590
                                                         --------    --------
ORE, net:
  Residential real estate..............................    20,228      36,182
  Commercial real estate...............................     9,255      20,367
  Allowance for losses.................................    (1,722)     (3,294)
                                                         --------    --------
          Total ORE, net...............................    27,761      53,255
                                                         --------    --------
Total non-performing assets............................  $146,749    $244,845
                                                         ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Activity in the allowance for losses on ORE is summarized as follows for the year ended December 31:

                                                1997       1996        1995
                                               -------    -------    --------
                                                       (IN THOUSANDS)
Balance at beginning of year.................  $ 3,294    $ 3,070    $  7,247
Provision charged to operations..............    1,514      4,799       6,879
Charge-offs..................................   (4,272)    (5,572)    (12,270)
Recoveries...................................    1,186        997       1,214
                                               -------    -------    --------
Balance at end of year.......................  $ 1,722    $ 3,294    $  3,070
                                               =======    =======    ========

     The following table sets forth loans that have been modified in a TDR, excluding those classified as non-accrual loans, at December 31:

                                                           1997        1996
                                                          -------    --------
                                                            (IN THOUSANDS)
Residential real estate loans...........................  $37,532    $ 42,684
Commercial real estate loans............................   46,677     170,323
                                                          -------    --------
Total loans modified in a TDR...........................  $84,209    $213,007
                                                          =======    ========

     The amount of interest income that would have been recorded on non-accrual loans and loans modified in a TDR, if such loans had been current in accordance with their original terms, was $18.7 million, $34.1 million and $40.2 million for 1997, 1996 and 1995, respectively. The amount of interest income that was recorded on these loans was $11.5 million, $18.9 million and $20.2 million for 1997, 1996 and 1995, respectively.

     The following table sets forth information regarding the Company's impaired loans at December 31:

                                                1997                                  1996
                                 -----------------------------------   -----------------------------------
                                               RELATED                               RELATED
                                              ALLOWANCE                             ALLOWANCE
                                  RECORDED    FOR LOAN       NET        RECORDED    FOR LOAN       NET
                                 INVESTMENT    LOSSES     INVESTMENT   INVESTMENT    LOSSES     INVESTMENT
                                 ----------   ---------   ----------   ----------   ---------   ----------
                                                              (IN THOUSANDS)
Residential real estate loans:
  With a related allowance.....   $ 2,403      $  (150)    $ 2,253      $ 3,290      $  (206)    $ 3,084
  Without a related
     allowance.................     4,835           --       4,835       11,322           --      11,322
                                  -------      -------     -------      -------      -------     -------
          Total residential
            real estate
            loans..............     7,238         (150)      7,088       14,612         (206)     14,406
                                  -------      -------     -------      -------      -------     -------
Commercial real estate loans:
  With a related allowance.....    26,275       (2,739)     23,536       39,388       (3,919)     35,469
  Without a related
     allowance.................     1,585           --       1,585        8,752           --       8,752
                                  -------      -------     -------      -------      -------     -------
          Total commercial real
            estate loans.......    27,860       (2,739)     25,121       48,140       (3,919)     44,221
                                  -------      -------     -------      -------      -------     -------
Business loans:
  With a related allowance.....       511         (220)        291          107          (53)         54
                                  -------      -------     -------      -------      -------     -------
Total impaired loans...........   $35,609      $(3,109)    $32,500      $62,859      $(4,178)    $58,681
                                  =======      =======     =======      =======      =======     =======

     The Company's average recorded investment in impaired loans for 1997, 1996 and 1995 was approximately $46.7 million, $76.8 million and $83.6 million, respectively. Interest income recognized on such loans for 1997, 1996 and 1995 amounted to approximately $4.2 million, $3.9 million and $4.6 million, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 7 -- PREMISES AND EQUIPMENT, NET

     Premises and equipment, net, consisted of the following at December 31:

                                                         1997         1996
                                                       ---------    ---------
                                                           (IN THOUSANDS)
Land.................................................  $  12,368    $   7,594
Buildings............................................     84,950       64,941
Leasehold improvements...............................     54,250       46,683
Furniture, fixtures and equipment....................    126,489       95,043
                                                       ---------    ---------
          Total cost.................................    278,057      214,261
Accumulated depreciation and amortization............   (127,252)    (110,720)
                                                       ---------    ---------
Total premises and equipment, net....................  $ 150,805    $ 103,541
                                                       =========    =========

     Depreciation and amortization of premises and equipment charged to expense amounted to $20.2 million, $16.7 million and $17.9 million for 1997, 1996 and 1995, respectively.

NOTE 8 -- LOAN SERVICING

     At December 31, 1997, 1996 and 1995, the Company owned the servicing rights to loans owned by others with principal balances of $22.0 billion, $11.0 billion and $9.5 billion, respectively. Such loans are not included in the Company's Consolidated Statements of Financial Condition.

     During December 1997, the Company sold the servicing rights to loans owned by others with principal balances of approximately $3 billion. The Company is subservicing these loans for a fee pending the transfer of the servicing responsibility to the purchaser, which is expected to be consummated by no later than August 1998. The carrying value of the related mortgage servicing assets at the date of sale was $56.5 million.

     The estimated fair value of the Company's mortgage servicing assets was approximately $396 million at December 31, 1997, as compared with a carrying value at that date of $341.9 million. Mortgage servicing assets capitalized during 1997 amounted to $278.5 million, including $180.9 million acquired in connection with the NAMC Acquisition. During 1996 and 1995, mortgage servicing assets of $48.0 million and $17.4 million, respectively, were capitalized.

     At December 31, 1997, the Company was not required to maintain a valuation allowance for impairment of its mortgage servicing assets. The balance in the valuation allowance for impairment of mortgage servicing assets at December 31, 1996, and the activity in this allowance during 1997 and 1996, was not material. The Company was not required to maintain a valuation allowance for impairment of mortgage servicing assets during 1995.

NOTE 9 -- DEPOSITS

     The following table sets forth the composition of deposits at December 31:

                                                       1997           1996
                                                    -----------    -----------
                                                          (IN THOUSANDS)
Demand............................................  $ 1,572,797    $ 1,130,863
Savings...........................................    2,431,812      2,460,367
Money market......................................    1,971,081      2,007,448
Time..............................................    7,871,585      7,258,061
                                                    -----------    -----------
Total deposits....................................  $13,847,275    $12,856,739
                                                    ===========    ===========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Scheduled maturities of time deposits at December 31, 1997 were as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      INTEREST
                                                          AMOUNT        RATE
                                                        ----------    ---------
                                                        (DOLLARS IN THOUSANDS)
Year ending December 31:
  1998................................................  $6,783,767      5.45%
  1999................................................     722,424      5.65
  2000................................................     198,548      5.78
  2001................................................     101,380      5.58
  2002................................................      52,234      5.29
  Thereafter..........................................      13,232      5.77
                                                        ----------
Total time deposits...................................  $7,871,585      5.48
                                                        ==========

     The following table sets forth the scheduled maturities of time deposits with balances of $100,000 or more at December 31, 1997.

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Maturing in:
  Three months or less......................................    $  249,039
  Over three through six months.............................       249,854
  Over six months through one year..........................       376,363
  Over one year.............................................       162,256
                                                                ----------
Total.......................................................    $1,037,512
                                                                ==========

     At December 31, 1996, time deposits with balances of $100,000 or more amounted to $663.9 million.

NOTE 10 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Information concerning securities sold under agreements to repurchase is summarized in the table below at or for the year ended December 31:

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Balance at year end:
  Repurchase liability.........................  $2,980,781    $3,557,145    $1,632,453
  Unamortized premiums on interest rate caps...      (5,007)       (6,911)           --
                                                 ----------    ----------    ----------
Balance at year end............................  $2,975,774    $3,550,234    $1,632,453
                                                 ==========    ==========    ==========
Average balance during the year................  $3,628,681    $2,672,859    $1,398,041
Maximum month-end balance during the year......   4,265,905     3,629,357     1,824,363
Accrued interest payable at year end(1)........      21,049        15,153         5,343
Weighted average interest rate at year end.....        5.85%         5.64%         5.82%
Weighted average interest rate during the
  year.........................................        5.70          5.52          6.03
MBS pledged as collateral at year end:
  Carrying value...............................  $3,119,359    $3,797,628    $1,682,301
  Estimated fair value.........................   3,119,359     3,744,227     1,670,958

---------------
(1) Included under the caption "Other liabilities" in the Consolidated Statements of Financial Condition.

     All securities sold under agreements to repurchase at December 31, 1997 matured during January 1998.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The MBS pledged as collateral for securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have loaned the securities to other parties in the normal course of their operations and agreed to resell to the Company the identical MBS sold.

NOTE 11 -- FEDERAL HOME LOAN BANK OF NEW YORK ("FHLBNY") ADVANCES

     Information concerning FHLBNY advances is summarized in the table below at or for the year ended December 31:

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Balance at year end............................  $2,786,751    $  925,139    $4,602,983
Average balance during the year................   1,539,079     3,081,743     4,963,392
Maximum month-end balance during the year......   2,837,646     4,652,965     5,921,644
Weighted average interest rate at year end.....        6.05%         5.76%         6.07%
Weighted average interest rate during the
  year.........................................        5.93          5.82          6.11

     At December 31, 1997, FHLBNY advances were collateralized by the Bank's investment in FHLBNY stock and by certain MBS and residential real estate loans receivable.

     The scheduled maturities of FHLBNY advances for the five years subsequent to December 31, 1997 were $2.6 billion in 1998, $125.0 million in 1999, $10.0 million in 2000, $10.1 million in 2001, and $20.0 million in 2002.

NOTE 12 -- SENIOR NOTES

     Senior notes, which are unsecured general obligations of the Holding Company, were comprised of the following at December 31:

                                          1997                    1996
                                  --------------------    --------------------
                                    PAR       CARRYING      PAR       CARRYING
                                   VALUE       VALUE       VALUE       VALUE
                                  --------    --------    --------    --------
Due July 2003; 8.9375% stated
  interest rate.................  $ 44,370    $ 43,594    $100,000    $ 98,789
Due November 2005; 10.50% stated
  interest rate.................   100,000      98,881     100,000      98,795
                                  --------    --------    --------    --------
Total senior notes..............  $144,370    $142,475    $200,000    $197,584
                                  ========    ========    ========    ========

     The 8.9375% senior notes due July 2003 (the "8.9375% Senior Notes"), interest on which is payable semi-annually, were issued in 1993 and are redeemable at the option of the Holding Company, in whole or in part, at any time on or after July 9, 1998 at specified redemption prices. During November 1997, the Holding Company purchased $55.6 million in principal amount of the 8.9375% Senior Notes. In connection therewith, an extraordinary loss of $1.5 million, net of an income tax benefit of $0.9 million, was recognized.

     The 10.50% senior notes due November 2005 (the "10.50% Senior Notes"), interest on which is payable quarterly, were issued in 1994. The 10.50% Senior Notes are redeemable at the option of the Holding Company, in whole or in part, at any time on or after November 15, 1998 at specified redemption prices.

     The 8.9375% Senior Notes and the 10.50% Senior Notes were each issued pursuant to an indenture which includes covenants with respect to limitations on, among other things: (i) dividends and other distributions; (ii) funded indebtedness, as defined; and (iii) mergers, consolidations and sales of assets and subsidiary stock.

                      DIME BANCORP, INC. AND SUBSIDIARIES

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

     Pursuant to the terms of the indenture governing the 10.50% Senior Notes, the Holding Company is subject to a limitation on the payment of dividends or other distributions on the Common Stock, as well as purchases, redemptions and acquisitions of such stock and payments in respect of subordinated debt of the Holding Company ("Restricted Distributions") until such time as the 10.50% Senior Notes have been rated "investment grade" for a period of three calendar months. In general, the Holding Company is not permitted to make Restricted Distributions if, or to the extent that, at such time or after giving effect thereto, (a) the Holding Company is in default with respect to the 10.50% Senior Notes, (b) the Bank fails to meet any of its OTS capital requirements or (c) the aggregate amount of dividends or other distributions on the Common Stock subsequent to December 17, 1994 exceeds the sum of (i) $5 million, plus (ii) 50% of the Holding Company's consolidated net income from that date (but reduced by 100% of the losses incurred during that period), plus (iii) an amount equal to the net proceeds received by the Holding Company from any sales of its capital stock from that date.

NOTE 13 -- GUARANTEED PREFERRED BENEFICIAL INTERESTS IN HOLDING COMPANY'S JUNIOR
           SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     On May 6, 1997, Dime Capital Trust I ("Dime Capital"), a Delaware statutory business trust that was formed by the Holding Company, issued $200.0 million aggregate liquidation amount of 9.33% Capital Securities, Series A (the "Series A Capital Securities"), representing preferred beneficial interests in Dime Capital, in an underwritten public offering and $6.2 million aggregate liquidation amount of common beneficial interests represented by its common securities to the Holding Company (the "Common Securities," and together with the Series A Capital Securities, the "Dime Capital Securities"). In connection therewith, Dime Capital purchased $206.2 million aggregate principal amount of 9.33% Junior Subordinated Deferrable Interest Debentures, Series A, due May 6, 2027 (the "Series A Subordinated Debentures") issued by the Holding Company, which amount is equal to the aggregate liquidation amount of the Dime Capital Securities. Dime Capital is wholly-owned by the Holding Company and exists for the sole purpose of issuing the Dime Capital Securities and investing the proceeds thereof in the Series A Subordinated Debentures. The Series A Subordinated Debentures, which are, and will be, the sole assets of Dime Capital, are subordinate and junior in right of payment to all present and future senior indebtedness of the Holding Company. The Holding Company, through:
(i) a guarantee agreement, between the Holding Company and The Chase Manhattan Bank ("Chase"), as trustee; (ii) a trust agreement, among the Holding Company, as depositor, Chase, as property trustee, Chase Manhattan Bank Delaware, as Delaware trustee, certain employees or officers of the Holding Company, as administrative trustees, and the holders from time to time of the Dime Capital Securities; (iii) an expense agreement, between the Holding Company and Dime Capital; (iv) the Series A Subordinated Debentures; and (v) an indenture regarding the Series A Subordinated Debentures, between the Holding Company and Chase, as trustee, when taken in the aggregate, has fully and unconditionally guaranteed all of Dime Capital's obligations under the Series A Capital Securities. The Series A Capital Securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Series A Subordinated Debentures at their stated maturity or earlier redemption. Distributions on the Series A Capital

                      DIME BANCORP, INC. AND SUBSIDIARIES

Securities are payable semi-annually and are reflected in the Company's Consolidated Statements of Income under the caption "Interest expense on borrowed funds."

NOTE 14 -- OTHER BORROWED FUNDS

     Other borrowed funds consisted of the following at December 31:

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Collateralized Real Yield Securities ("Reals") due 2008;
  stated interest rates of 5.17% (1997) and 5.96% (1996);
  unamortized discounts of $561 (1997) and $614 (1996)......  $ 77,439    $ 77,386
Medium term notes:
  Due 1998; stated interest rates of 5.78% to 5.84%;
     unamortized discounts of $18...........................    24,982          --
  Due 2000; stated interest rates of 6.27% to 6.53%;
     unamortized premiums of $47............................    25,047          --
  Due 2003; stated interest rates of 7.29% to 7.34%;
     unamortized premiums of $1,123.........................    27,123          --
                                                              --------    --------
          Total medium term notes...........................    77,152          --
                                                              --------    --------
Bonds, loans and preferred stocks transferred in put
  transactions due 1998 through 2016; stated interest rates
  of 4.08% to 8.40%.........................................    44,159      55,110
Other due 1998 through 2020; stated interest rates of 5.50%
  to 8.25% (1997) and 5.37% to 6.83% (1996).................    19,425       9,738
                                                              --------    --------
Total other borrowed funds..................................  $218,175    $142,234
                                                              ========    ========

     The scheduled maturities of borrowed funds included in the above table for the five years subsequent to December 31, 1997 were $31.3 million in 1998, $2.8 million in 1999, $29.1 million in 2000, $5.3 million in 2001, and $2.2 million in 2002.

     The Reals, which were issued in August 1988, are not redeemable prior to their maturity; however, the holders of the Reals have the option of electing early repayment, at par value, in August 1998 or 2003. Interest on the Reals is payable quarterly at a rate reset quarterly based on the sum of 3.00% plus the percentage change, if any, in the Consumer Price Index for all Urban Consumers during the preceding twelve-month period. At December 31, 1997, the Reals were secured by certain MBS.

     The medium term notes, all of which were assumed in connection with the NAMC Acquisition, are unsecured. The terms of the medium term notes provide for semi-annual interest payments and a single principal payment at maturity.

     From 1983 to 1985, the Bank had entered into various borrowing agreements under which it transferred certain tax-exempt bonds, tax-exempt loans and preferred stocks to certain unit investment trusts and others, accompanied by put options. During the terms of the agreements, the holders are entitled to return the assets to the Bank under various circumstances at specified prices. The underlying bonds, loans and preferred stocks transferred in the put transactions had aggregate carrying values of approximately $30.0 million, $8.9 million and $5.3 million, respectively, at December 31, 1997. At that date, the borrowing agreements were further collateralized by designated MBS.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 15 -- STOCKHOLDERS' EQUITY

  Common and Treasury Stock

     The Holding Company is authorized to issue 200 million shares of Common Stock, par value $0.01 per share. At December 31, 1997, 9.7 million shares of Common Stock were reserved for future issuance under the Company's stock-based employee benefit plans.

     The following table sets forth the number of shares of Common Stock newly issued, purchased for treasury and issued from treasury during the years indicated.

                                                                    COMMON SHARES
                                                       ----------------------------------------
                                                                       HELD IN
                                                         ISSUED        TREASURY     OUTSTANDING
                                                       -----------    ----------    -----------
Balance at December 31, 1994.........................   98,601,115            --     98,601,115
Issued under employee benefit plans..................    1,104,616            --      1,104,616
                                                       -----------    ----------    -----------
     Balance at December 31, 1995....................   99,705,731            --     99,705,731
Purchased for treasury...............................           --    (5,025,900)    (5,025,900)
Issued upon exercise of stock warrant................    8,407,500            --      8,407,500
Issued under employee benefit plans..................      148,985     1,507,603      1,656,588
                                                       -----------    ----------    -----------
     Balance at December 31, 1996....................  108,262,216    (3,518,297)   104,743,919
Purchased for treasury...............................           --    (9,287,100)    (9,287,100)
Issued in connection with the NAMC Acquisition.......   11,958,077     7,479,664     19,437,741
Issued under employee benefit plans..................       36,166     1,427,601      1,463,767
                                                       -----------    ----------    -----------
Balance at December 31, 1997.........................  120,256,459    (3,898,132)   116,358,327
                                                       ===========    ==========    ===========

     In May 1996, the FDIC exercised its warrant to acquire 8,407,500 shares of Common Stock at $0.01 per share (the "FDIC Warrant") and sold the underlying shares in a secondary public offering. This warrant had been issued originally in July 1993 in accordance with the terms of an agreement between Anchor Bancorp and the FDIC. Pursuant to this agreement, Anchor Bancorp exchanged $157.0 million of its Class A cumulative preferred stock for $71.0 million of its newly-issued 8.9375% Senior Notes and a warrant to acquire, at an exercise price of $0.01 per share, 4,750,000 shares of Anchor Bancorp's common stock (which was converted to a warrant to acquire 8,407,500 shares of Common Stock at $0.01 per share upon consummation of the Anchor Merger). In this exchange, the FDIC also relinquished its claim to $47.2 million of accumulated but undeclared and unpaid dividends with respect to the Class A cumulative preferred stock.

     The Holding Company repurchased 14.3 million shares of Common Stock for treasury during 1996 and 1997 in connection with repurchase programs announced in January 1996, December 1996 and June 1997, all of which have been completed. During the first quarter of 1998, the Holding Company repurchased an additional
3.0 million shares of Common Stock, completing a program announced in December 1997. No repurchases of Common Stock were made under this program during 1997.

  Dividend Restrictions

     The Holding Company's ability to pay dividends on the Common Stock is limited by restrictions imposed by Delaware law and, as discussed in Note 12, the indentures associated with the 8.9375% Senior Notes and the 10.50% Senior Notes. In general, dividends may be paid out of the Holding Company's surplus, as defined by Delaware law, or in the absence of such surplus, out of its net profits for the current and/or immediately preceding fiscal year.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The funding of any future dividend payments on the Common Stock by the Holding Company may be dependent on dividends it receives from the Bank. The ability of the Bank to pay dividends to the Holding Company is subject to federal regulations and income tax consequences.

     Generally, the Bank may not make a capital distribution, which includes cash dividends, at any time when, after such distribution, its regulatory capital would be below the regulatory capital requirements of the OTS or below the standards established by the prompt corrective action ("PCA") provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for an institution to be deemed adequately capitalized.

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

     Upon its conversion from mutual to stock form, the Bank was required to establish a liquidation account for the benefit of certain account holders who continued to maintain their savings accounts with the Bank after the conversion, in an amount equal to its retained income prior to conversion. The liquidation account is reduced annually in proportion to the reduction of eligible savings account balances. Anchor Savings was similarly required to establish a liquidation account upon its conversion from mutual to stock form. The liquidation accounts were not changed in any respect by the Anchor Merger or the formation of the Holding Company or Anchor Bancorp. The Bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect thereof would be to cause its regulatory capital to be reduced below the minimum amount required for the liquidation account.

     In addition, to the extent that distributions by the Bank to the Holding Company exceed the Bank's accumulated earnings and profits and current earnings and profits (as computed for federal income tax purposes), such amounts may be treated for tax purposes as distributions of previously accumulated preferential bad debt deductions.

  Stockholder Protection Rights Plan

     On October 20, 1995, the board of directors of the Holding Company (the "Board") adopted a Stockholder Protection Rights Plan (the "Rights Plan"). Under the Rights Plan, which expires in November 2005, the Board declared a dividend of one right on each outstanding share of Common Stock, which was paid on November 6, 1995 to stockholders of record on that date (the "Rights"). Until it is announced that a person or group has acquired 20% or more of the outstanding Common Stock (an "Acquiring Person") or has commenced a tender offer that could result in their owning 20% or more of Common Stock, the Rights will be evidenced solely by the Holding Company's common stock certificates, will automatically trade with the Common Stock and will not be exercisable. Following any such announcement, separate Rights would be distributed, with each Right entitling its owner to purchase participating preferred stock of the Holding Company having economic and voting terms similar to those of one share of Common Stock for an exercise price of $50.

     Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days thereafter (or such earlier or later date, not beyond 30 days, as the Board may decide) (the "Flip-in Date"), each Right (other than Rights beneficially owned by any Acquiring Person or transferee thereof, which become void) will entitle the holder to purchase, for the $50 exercise price, a number of shares of Common Stock having a market value of $100. In addition, if, after an

                      DIME BANCORP, INC. AND SUBSIDIARIES

Acquiring Person gains control of the Board, the Holding Company is involved in a merger or sells more than 50% of its assets or assets generating more than 50% of its operating income or cash flow, or has entered into an agreement to do any of the foregoing (or an Acquiring Person is to receive different treatment than all other stockholders), each Right will entitle its holder to purchase, for the $50 exercise price, a number of shares of common stock of the Acquiring Person having a market value of $100. If any person or group acquires between 20% and 50% of the outstanding Common Stock the Board may, at its option, exchange one share of such Common Stock for each Right. The Rights may also be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

NOTE 16 -- REGULATORY CAPITAL

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for PCA, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's regulatory capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation by the OTS to ensure capital adequacy (the "Capital Adequacy Regulations") require the Bank to maintain, as set forth in the table below, specified minimum amounts and ratios of leverage ("tier 1") and tangible capital to adjusted total assets and of risk-based capital to risk-weighted assets. Management believes that, as of December 31, 1997, the Bank was in compliance with the Capital Adequacy Regulations.

     Pursuant to FDICIA, the OTS adopted PCA regulations ("PCA Regulations") which established five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be categorized as well capitalized, the Bank must maintain the minimum risk-based, tier 1 risk-based and leverage capital ratios set forth in the table below. As of December 31, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for PCA. There are no conditions or events since that notification that the Bank believes have changed its category.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table summarizes, at December 31 for the years shown, the Bank's actual regulatory capital amounts and ratios, as well as its minimum requirements under the Capital Adequacy Regulations and under the PCA Regulations for it to be deemed well capitalized.

                                                           MINIMUM CAPITAL REQUIREMENTS PURSUANT TO
                                                           -----------------------------------------
                                                                                  PCA REGULATIONS
                                         ACTUAL BANK        CAPITAL ADEQUACY        TO BE DEEMED
                                      REGULATORY CAPITAL      REGULATIONS         WELL CAPITALIZED
                                      ------------------   ------------------   --------------------
                                        AMOUNT     RATIO    AMOUNT     RATIO      AMOUNT      RATIO
                                      ----------   -----   ---------   ------   -----------   ------
                                                          (DOLLARS IN THOUSANDS)
1997:
  Leverage capital..................  $1,216,417    5.64%  $646,893     3.00%   $1,078,155     5.00%
  Tangible capital..................   1,216,417    5.64    323,447     1.50
  Risk-based capital................   1,321,135   11.17    946,114     8.00     1,182,642    10.00
  Tier 1 risk-based capital.........   1,216,417   10.29                           709,585     6.00

1996:
  Leverage capital..................   1,139,443    6.06    563,671     3.00       939,452     5.00
  Tangible capital..................   1,139,443    6.06    281,836     1.50
  Risk-based capital................   1,245,938   13.08    762,076     8.00       952,594    10.00
  Tier 1 risk-based capital.........   1,139,443   11.96                           571,557     6.00

NOTE 17 -- NET GAINS (LOSSES) ON SALES ACTIVITIES

     Details of net gains (losses) on sales activities were as follows for the year ended December 31:

                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Net gains (losses) on:
  Sales, calls and other than temporary impairment in value
     of securities.........................................  $(17,794)   $(11,265)   $(29,044)
  Sales of loans held for sale.............................    23,219       2,630       2,344
  Sales of loan servicing rights...........................     6,888          --         738
  Sales of branches........................................        --          --      18,637
  Other....................................................      (277)     (4,081)     (5,090)
                                                             --------    --------    --------
Total net gains (losses) on sales activities...............  $ 12,036    $(12,716)   $(12,415)
                                                             ========    ========    ========

NOTE 18 -- EMPLOYEE BENEFIT PLANS

  Pension Plans

     The Company currently maintains a non-contributory, qualified, defined benefit pension plan (the "Qualified Pension Plan") covering, except as noted, substantially all salaried employees of the Company who meet certain age and length of service requirements. NAMC personnel are generally covered by a plan maintained by NAMC (see "Other Plans"). Benefits under the Qualified Pension Plan are based on years of credited service and average base salary for the final three years of service. Contributions are made to the Qualified Pension Plan to the extent required and deductible under federal income tax regulations. The Qualified Pension Plan assets primarily consist of equity and debt securities. The Company also maintains various non-qualified, defined benefit pension plans (the "Non-Qualified Pension Plans"). Benefits under these plans have not been prefunded by the Company.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth the funded status of the Qualified Pension Plan and the Non-Qualified Pension Plans and amounts recognized in the Consolidated Statements of Financial Condition at December 31:

                                                       1997                          1996
                                            --------------------------    --------------------------
                                            QUALIFIED    NON-QUALIFIED    QUALIFIED    NON-QUALIFIED
                                             PENSION        PENSION        PENSION        PENSION
                                              PLAN           PLANS          PLAN           PLANS
                                            ---------    -------------    ---------    -------------
                                                                 (IN THOUSANDS)
Actuarial present value of benefit
  obligation:
  Accumulated benefit obligation -- vested
     benefits.............................  $ 133,962      $ 15,853       $ 115,266      $ 13,404
  Accumulated benefit
     obligation -- non-vested benefits....      3,791         2,049           8,710         1,525
                                            ---------      --------       ---------      --------
Accumulated benefit obligation............  $ 137,753      $ 17,902       $ 123,976      $ 14,929
                                            =========      ========       =========      ========
Projected benefit obligation for service
  rendered to date........................  $(152,421)     $(18,300)      $(140,556)     $(15,155)
Plan assets at fair value.................    154,117            --         142,841            --
                                            ---------      --------       ---------      --------
Plan assets in excess of (less than)
  projected benefit obligation............      1,696       (18,300)          2,285       (15,155)
Unrecognized net transition (asset)
  obligation..............................     (3,457)          392          (4,382)          472
Unrecognized net loss (gain)..............     10,923           109          10,869        (1,190)
Unrecognized prior service cost...........        992         4,285           1,164         3,367
Minimum liability adjustment..............         --        (4,388)             --        (2,423)
                                            ---------      --------       ---------      --------
Prepaid (accrued) pension cost............  $  10,154      $(17,902)      $   9,936      $(14,929)
                                            =========      ========       =========      ========

     Net pension (income) expense associated with the Qualified Pension Plan and the Non-Qualified Pension Plans included the following components for the year ended December 31:

                                           1997                        1996                        1995
                                 -------------------------   -------------------------   -------------------------
                                 QUALIFIED   NON-QUALIFIED   QUALIFIED   NON-QUALIFIED   QUALIFIED   NON-QUALIFIED
                                  PENSION       PENSION       PENSION       PENSION       PENSION       PENSION
                                   PLAN          PLANS         PLAN          PLANS         PLAN          PLANS
                                 ---------   -------------   ---------   -------------   ---------   -------------
                                                                  (IN THOUSANDS)
Service cost -- benefits
  earned.......................  $  4,129       $  656       $  4,859       $1,046       $  3,809       $  730
Interest cost on projected
  benefit obligation...........    10,091        1,180         10,055          961          9,568          869
Actual return on plan assets...   (20,078)          --        (15,010)          --        (28,659)          --
Net amortization and
  deferral.....................     5,356           91            533        2,072         16,238          809
Other..........................        --           --             --           --             --        1,101
                                 --------       ------       --------       ------       --------       ------
Net pension (income) expense...  $   (502)      $1,927       $    437       $4,079       $    956       $3,509
                                 ========       ======       ========       ======       ========       ======

     In determining the projected benefit obligation for the Qualified Pension Plan and the Non-Qualified Pension Plans, the weighted average discount rate utilized was 7.00% in 1997 and 7.75% in 1996 and the rate of increase in future compensation levels was 4.00% in 1997 and 5.00% in 1996. The expected long-term rate on plan assets used in computing net pension (income) expense for the Qualified Pension Plan was 10.00% in each of 1997, 1996 and 1995.

  Postretirement Health Care and Life Insurance Plans

     The Company currently sponsors unfunded postretirement health care and life insurance plans covering, except as noted, substantially all salaried employees of the Company who meet certain age and length of

                      DIME BANCORP, INC. AND SUBSIDIARIES
service requirements. Employees of NAMC, with certain exceptions, are not covered under these plans. In general, the Company's postretirement health care plan requires contributions from participants. Benefits under the Company's postretirement life insurance plan are provided to participants on a non-contributory basis. The estimated cost of providing postretirement health care and life insurance benefits to an employee and the employee's beneficiaries and covered dependents is accrued during the years that the employee renders the necessary service.

     The following table sets forth the composition of the accrued postretirement health care and life insurance benefits recognized in the Company's Consolidated Statements of Financial Condition at December 31:

                                                                1997        196
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accumulated benefit obligation:
  Retirees..................................................  $ 47,924    $ 36,958
  Fully eligible active plan participants...................       870       6,944
  Other active plan participants............................     3,852       3,958
                                                              --------    --------
Accumulated benefit obligation..............................    52,646      47,860
Unrecognized net gain.......................................       687       3,178
Unrecognized transition obligation being amortized over 20
  years.....................................................   (28,771)    (30,681)
                                                              --------    --------
Accrued postretirement health care and life insurance
  benefits..................................................  $ 24,562    $ 20,357
                                                              ========    ========

     In determining the accumulated benefit obligation for the postretirement health care and life insurance plans, the weighted average discount rate utilized was 7.00% in 1997 and 7.75% in 1996 and the rate of increase in future compensation levels was 4.00% in 1997 and 5.00% in 1996.

     Postretirement health care and life insurance benefits expense included the following components for the year ended December 31:

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Service cost -- benefits earned.............................  $  462    $1,340    $  770
Interest cost on accumulated benefit obligation.............   3,630     3,415     3,888
Amortization of transition obligation.......................   1,910     1,910     1,952
Amortization of unrecognized prior service cost.............      --        --        50
                                                              ------    ------    ------
Postretirement health care and life insurance benefits
  expense...................................................  $6,002    $6,665    $6,660
                                                              ======    ======    ======

     As of December 31, 1997, the average annual rate of increase in the per capita cost of covered health care benefits for 1998 was assumed to be 10.00% for participants less than 65 years old and 7.00% for all other participants and, in each case, was assumed to decline 1.00% per year until a floor of 5.00% was reached. Increasing the assumed health care cost trend rates by 1.00% in each year would increase the accumulated benefit obligation at December 31, 1997 by $2.2 million and the aggregate of the service and interest cost components of postretirement health care benefits expense for 1997 by $0.2 million.

  Other Plans

     The Company maintains a savings plan, the Retirement 401(k) Investment Plan, which covers substantially all employees of the Company, other than those eligible to participate in a defined contribution benefit plan assumed by the Company in connection with the NAMC Acquisition. Under the Retirement 401(k) Investment Plan, participants may contribute up to 15% of their base pay on a before- or after-tax basis, up to legal limits. The Company currently makes matching contributions equal to 100% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of

                      DIME BANCORP, INC. AND SUBSIDIARIES
five years for the Company's contributions. Each member's contributions and matching contributions are invested, in accordance with the member's directions, in one or any combination of available investment options, including in a fund that purchases Common Stock.

     In connection with the NAMC Acquisition, the Company assumed NAMC's 401(k) Savings and Retirement Plan. This plan covers substantially all NAMC personnel, except those employees of NAMC covered under the Qualified Pension Plan or the Retirement 401(k) Investment Plan. The provisions of the 401(k) savings component of this plan provide for contributions by participants of up to 15% of their total pay on a before-tax basis, up to legal limits, and matching contributions by the Company of up to 1.5% of a participant's eligible compensation. Participants vest immediately in their own contributions and over a period of four years for the Company's contributions. Under the provisions of the retirement benefit component of the 401(k) Savings and Retirement Plan, contributions are made by the Company equal to 4% of the participant's eligible pay. Participants vest in such contributions over a period of seven years. Contributions to the 401(k) Savings and Retirement Plan are invested, in accordance with the participant's direction, in one or any combination of available investment options.

     The Company also maintains non-qualified arrangements under which supplemental amounts in excess of those allocated under the Retirement 401(k) Investment Plan are allocated with respect to certain employees and upon which earnings are credited. These amounts include supplemental allocations based upon the amounts that would otherwise be contributed as matching contributions under the Retirement 401(k) Investment Plan on base pay that exceeds the amount for which matching contributions are permitted to be made under the Retirement 401(k) Investment Plan.

     The aggregate expense recognized by the Company in connection with the above plans was $4.9 million, $4.3 million and $3.4 million for 1997, 1996 and 1995, respectively.

NOTE 19 -- STOCK PLANS

  Stock Incentive and Option Plans

     The Company, during 1997, adopted its Pride Shares Program, a broad-based stock option plan under which there was a grant in May 1997 of an option to each eligible full-time employee and each eligible part-time employee to purchase 150 shares and 75 shares, respectively, of Common Stock. Options awarded under this plan have an exercise price equal to the grant date market price of the Common Stock and expire 11 years from the grant date. Vesting of options awarded under the Pride Shares Program generally occurs at the earlier of five years after the date of grant or the date the Common Stock price reaches a specified target price (as established at the date of grant) and its closing price stays at, or rises above, that target price for five consecutive trading days. The options granted during 1997 under the Pride Shares Program, all of which vested during the year, had a target price of $20.00. Under the Pride Shares Program, the Company expects to grant, during 1998 and 1999, an option to each eligible full-time employee to purchase 150 shares and 200 shares, respectively, of Common Stock and an option to each eligible part-time employee to purchase 75 shares and 100 shares, respectively, of Common Stock. Shares of Common Stock initially reserved for issuance under the Pride Shares Program amounted to 2,000,000. At December 31, 1997, options to purchase 1,587,425 shares of Common Stock were available for future grants under the Pride Shares Program.

     Also in 1997, the Company adopted a broad-based stock incentive plan (the "1997 Stock Incentive Plan"), under which all employees, excluding certain officers, are eligible to receive options to purchase Common Stock. The number of shares of Common Stock initially reserved for issuance under this plan amounted to 300,000. At December 31, 1997, options to purchase 8,825 shares of Common Stock were available for future grants under the 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan does not have an established termination date, but may be terminated at any time by the Board. The options to purchase Common Stock awarded during 1997 under the 1997 Stock Incentive Plan have an exercise price equal to the

                      DIME BANCORP, INC. AND SUBSIDIARIES
market price of the Common Stock at the date of grant, vest over three years and may be exercised over a period not in excess of eleven years.

     A new stock incentive plan for outside directors ("the 1997 Stock Incentive Plan for Outside Directors") was approved by the Holding Company's stockholders during 1997, replacing a predecessor plan that had been adopted in 1987 (the "1987 Stock Incentive Plan for Outside Directors") and which terminated by its terms during 1996. Under the 1997 Stock Incentive Plan for Outside Directors, which terminates in May 2007, 350,000 shares of Common Stock were initially reserved for future issuance. The 1997 Stock Incentive Plan for Outside Directors currently provides for: (i) an automatic one-time grant to each individual who first becomes an outside director of the Holding Company on or after January 1, 1997 of an option to purchase 3,000 shares of Common Stock and the right to purchase 1,000 shares of restricted Common Stock at $1.00 per share; (ii) automatic annual awards, during its term, to each outside director of the Holding Company of an option to purchase 1,500 shares of Common Stock; and (iii) similar discretionary awards of options to purchase Common Stock and restricted Common Stock to outside directors of eligible direct and indirect subsidiaries of the Holding Company. Options awarded under the 1997 Stock Incentive Plan for Outside Directors have a term of 11 years, generally vest over a three-year period and have an exercise price equal to the market price of the Common Stock on the date granted. Restrictions on restricted Common Stock sold under the 1997 Stock Incentive Plan for Outside Directors generally lapse one-third each year on each of the third, fourth and fifth anniversaries of the grant. At December 31, 1997, 323,500 shares of Common Stock remained available to be awarded under the 1997 Stock Incentive Plan for Outside Directors.

     The 1987 Stock Incentive Plan for Outside Directors, prior to its termination, provided for a one-time only grant to each outside director of the Holding Company of an option to purchase 3,000 shares of Common Stock, a tandem stock appreciation right ("SAR"), which may only be exercised upon change in control of the Company, and the right to purchase 1,000 shares of restricted Common Stock at $1.00 per share. This plan also provided for similar discretionary stock-based compensation awards to directors of eligible direct and indirect subsidiaries of the Holding Company. Awards granted under this plan prior to its termination remain in effect in accordance with its terms. Stock options and SARs granted under the 1987 Stock Incentive Plan for Outside Directors have an exercise price equal to the market price of the Common Stock at the date of grant, generally vested over three years and may be exercised over a period not in excess of eleven years. Restrictions on restricted Common Stock sold to outside directors under the 1987 Stock Incentive Plan for Outside Directors generally lapse after a five-year vesting period. At the date of the Anchor Merger, all restrictions on restricted Common Stock previously sold under the 1987 Stock Incentive Plan for Outside Directors lapsed.

     The Company also adopted stock incentive plans in 1986 and 1991 (the "1986 Stock Incentive Plan" and the "1991 Stock Incentive Plan," respectively). The 1986 Stock Incentive Plan, which terminated by its terms during 1996, provided for grants to key employees of Common Stock-based awards, including stock options, SARs, and restricted Common Stock. Awards granted under this plan prior to its termination remain in effect in accordance with its terms. The 1991 Stock Incentive Plan, which terminates in February 2004, provides for grants to all employees of Common Stock-based awards including stock options, SARs, restricted Common Stock, deferred Common Stock, certain loans, and tax offset payments. Under the 1991 Stock Incentive Plan, participants may be granted one or more types of awards, which may be granted independently or in tandem. All SARs granted under these plans have been awarded in tandem with stock options and may only be exercised upon a change in control of the Company. Stock options and SARs that have been granted under the 1986 and 1991 Stock Incentive Plans have an exercise price equal to the market price of the Common Stock at the date of grant, generally vest over three years and may be exercised over a period not in excess of eleven years. In general, the per share price of restricted Common Stock sold in connection with these plans has been $1.00 and related restrictions lapse at the rate of one-third per year after each of the third, fourth and fifth years from date of grant. At the date of the Anchor Merger, all unvested options outstanding under the 1991 Stock Incentive Plan became exercisable and all restrictions on restricted Common Stock sold

                      DIME BANCORP, INC. AND SUBSIDIARIES
under this plan lapsed. At December 31, 1997, 1,079,527 shares of Common Stock remained available to be awarded under the 1991 Stock Incentive Plan.

     In connection with the Anchor Merger, the Holding Company assumed stock option plans that had previously been adopted by Anchor Bancorp in 1990 and 1992 (the "1990 Stock Option Plan" and the "1992 Stock Option Plan," respectively). Upon consummation of the Anchor Merger, the number of outstanding options under these plans was multiplied by, and the per share exercise price divided by, the Anchor Exchange Ratio.

     The 1990 Stock Option Plan, which terminated by its terms during 1996, provided for options to key employees, while the 1992 Stock Option Plan provides for options to all employees to purchase shares of Common Stock over a period not in excess of ten years, or in certain circumstances, ten years and one day. Awards granted under the 1990 Stock Option Plan prior to its termination remain in effect in accordance with its terms. All options granted under the 1990 and 1992 Stock Options Plans have, as applicable, an exercise price equal to the market price of the Common Stock at the date of grant or the market price of Anchor Bancorp's common stock at the date of grant as adjusted for the Anchor Exchange Ratio. The vesting period of options granted under the 1990 and 1992 Stock Option Plans is generally three years. Upon consummation of the Anchor Merger, all unvested options outstanding under the 1990 Stock Option Plan and substantially all of the unvested options outstanding under the 1992 Stock Option Plan became exercisable. The 1992 Stock Option Plan does not have an established termination date, but may be terminated at any time by the Board. At December 31, 1997, options to purchase 429,823 shares of Common Stock were available for future grant under the 1992 Stock Option Plan.

     A summary of the status of the Company's stock incentive and stock option plans at December 31, 1997, 1996 and 1995, and changes during the years ended on those dates, is presented in the table below.

                                                     1997                 1996                 1995
                                              ------------------   ------------------   ------------------
                                                        WEIGHTED             WEIGHTED             WEIGHTED
                                              NUMBER    AVERAGE    NUMBER    AVERAGE    NUMBER    AVERAGE
                                                OF      EXERCISE     OF      EXERCISE     OF      EXERCISE
                                              OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                              -------   --------   -------   --------   -------   --------
Outstanding at beginning of year............   3,934     $ 8.96     4,698     $ 6.86     4,836     $ 5.93
Exchanged in connection with the NAMC
  Acquisition...............................   1,862      14.18        --         --        --         --
Granted(1)..................................   1,257      18.92       950      12.76       728       9.40
Exercised...................................  (1,331)     10.16    (1,614)      5.04      (727)      2.68
Forfeited...................................    (168)     13.64      (100)      9.64      (139)      9.49
                                              ------               ------               ------
Outstanding at end of year..................   5,554      12.53     3,934       8.96     4,698       6.86
                                              ======               ======               ======
Exercisable at end of year..................   4,335      11.27     2,754       7.74     3,719       6.29

---------------
(1) The weighted average grant-date fair value was $7.09 in 1997, $6.02 in 1996 and $5.28 in 1995.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1997.

                                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      ---------------------------------------   -------------------------
                                                                   WEIGHTED
                                                                    AVERAGE
                                                       WEIGHTED    REMAINING                     WEIGHTED
                                                       AVERAGE    CONTRACTUAL                    AVERAGE
                                          NUMBER       EXERCISE      LIFE           NUMBER       EXERCISE
      RANGE OF EXERCISE PRICES        (IN THOUSANDS)    PRICE     (IN YEARS)    (IN THOUSANDS)    PRICE
      ------------------------        --------------   --------   -----------   --------------   --------
$ 1.13 - $ 4.91.....................        563         $ 2.54        4.4             563         $ 2.54
  5.61 -   9.75.....................      1,479           8.15        6.3           1,410           8.12
 10.09 -  14.75.....................      1,457          12.38        7.0           1,111          12.52
 15.00 -  18.89.....................      1,686          17.18        8.3           1,224          17.58
 20.00 -  28.00.....................        369          24.70       10.5              27          20.73
                                          -----                                     -----
  1.13 -  28.00.....................      5,554          12.53        7.2           4,335          11.27
                                          =====                                     =====

     During 1997, 1996 and 1995, shares of restricted Common Stock purchased amounted to 95,640, 40,000 and 28,000, respectively. The weighted average grant-date fair value of these shares was $15.76 in 1997, $11.66 in 1996 and $8.74 in 1995.

     Compensation expense recognized in operations in connection with the Company's stock incentive and stock option plans was $0.7 million in 1997, $0.2 million in 1996 and $0.1 million in 1995.

  Employee Stock Purchase Plan

     In 1993, the Company adopted an employee stock purchase plan (the "Employee Stock Purchase Plan"), effective in the first quarter of 1994, reserving 1,000,000 shares of Common Stock for purchase by eligible employees of the Company. As amended, this plan permits a per share purchase price of between 85% and 100%, as established by the Compensation Committee of the Board (the "Compensation Committee"), of the market price of the Common Stock on the first date of the relevant purchase period. The Compensation Committee also establishes the purchase period and number of shares made available to each eligible participant during a specified purchase period. During 1997, 60,602 shares of Common Stock were purchased by employees under the Employee Stock Purchase Plan at a per share price of $12.13, which was equal to the Common Stock market price on the first date of the purchase period. No shares of Common Stock were purchased during 1996 or 1995 under the Employee Stock Purchase Plan. In addition, during 1997, shares of Common Stock were made available for purchase in March 1998 under the Employee Stock Purchase Plan at a per share price of $15.38, which was equal to the Common Stock market price on the first date of the purchase period. The number of such shares subscribed to amounted to 81,108 at December 31, 1997. Shares of Common Stock available for future purchase under the Employee Stock Purchase Plan amounted to 715,253 at December 31, 1997. The grant-date fair value of each purchase right granted in 1997 and 1996 under the Employee Stock Purchase Plan was $2.16 and $1.51, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Pro Forma Data

     Had compensation expense for the Company's stock-based compensation plans been recognized consistent with the fair value-based method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the year ended December 31:

                                                         1997          1996         1995
                                                      ----------    ----------    ---------
                                                      (IN THOUSANDS, EXPECT PER SHARE DATA)
Net income:
     As reported....................................   $121,714      $104,256      $62,185
     Pro forma......................................    117,914       102,510       61,782
Basic earnings per share:
  Net income:
     As reported....................................   $   1.14      $   1.00      $  0.63
     Pro forma......................................       1.11          0.99         0.62
Diluted earnings per share:
  Net income:
     As reported....................................   $   1.12      $   0.96      $  0.57
     Pro forma......................................       1.09          0.94         0.56

     In preparing the pro forma information, the grant-date fair value of each stock option granted under the Company's stock option and stock incentive plans and each purchase right granted under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model. For stock options, the following weighted-average assumptions were used for the years ended December 31, 1997, 1996 and 1995, respectively: risk-free interest rates of 6.30%, 5.97% and 6.63%; expected life of 5.4 years, 6.0 years and 6.0 years; volatility of 32%, 45% and 50%; and dividend yields of 0.83%, 0.00% and 0.00%. For rights under the Employee Stock Purchase Plan, the following assumptions were used for the years ended December 31, 1997 and 1996, respectively: risk-free interest rates of 6.12% and 5.44%; expected life of one year and one year; volatility of 30% and 25%; and dividend yields of 1.04% and 0.00%.

NOTE 20 -- OTHER GENERAL AND ADMINISTRATIVE EXPENSE

     Details of other general and administrative expense were as follows for the year ended December 31:

                                                                1997        1996       1995
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Data processing and communications..........................  $ 27,292    $ 20,344    $15,910
Marketing and promotional...................................    15,831      14,202      8,964
Professional services.......................................    13,179      14,770     14,254
Postage and messenger services..............................     8,781       7,013      7,266
Stationery, printing and supplies...........................     7,881       6,927      5,691
Amortization of goodwill....................................     4,501       1,177        844
FDIC deposit insurance premiums.............................     3,943       8,625     21,373
Other.......................................................    34,281      27,717     21,593
                                                              --------    --------    -------
Total other general and administrative expense..............  $115,689    $100,775    $95,895
                                                              ========    ========    =======

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 21 -- INCOME TAXES

     Income tax expense attributable to income before extraordinary item consisted of the following for the year ended December 31:

                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Current income tax expense:
  Federal...................................................  $ 4,432    $ 3,286    $ 1,851
  State and local...........................................    6,332     11,032      2,844
                                                              -------    -------    -------
          Total current income tax expense..................   10,764     14,318      4,695
                                                              -------    -------    -------
Deferred income tax expense:
  Federal...................................................   62,494     27,605     31,426
  State and local...........................................    1,776      8,061     11,606
                                                              -------    -------    -------
          Total deferred income tax expense.................   64,270     35,666     43,032
                                                              -------    -------    -------
Total income tax expense attributable to income before
  extraordinary item........................................  $75,034    $49,984    $47,727
                                                              =======    =======    =======

     The following is a reconciliation of expected income tax expense attributable to income before extraordinary item, computed at the statutory federal income tax rate of 35.0%, to the actual income tax expense attributable to income before extraordinary item for the year ended December 31:

                                                               1997        1996       1995
                                                              -------    --------    -------
                                                                      (IN THOUSANDS)
Expected federal income tax expense at statutory rate.......  $69,373    $ 53,984    $38,469
State and local income taxes, net of federal income tax
  benefit...................................................    5,270      12,410      9,392
Non-deductible amortization of goodwill.....................    1,334         178        196
Adjustment of federal deferred taxes upon resolution of tax
  filing positions..........................................       --     (17,602)        --
Other, net..................................................     (943)      1,014       (330)
                                                              -------    --------    -------
Total income tax expense attributable to income before
  extraordinary item........................................  $75,034    $ 49,984    $47,727
                                                              =======    ========    =======

     In connection with an extraordinary loss during 1997 on the early extinguishment of debt, the Company recognized an income tax benefit of $0.9 million. The aggregate income tax (expense) benefit reflected in stockholders' equity in connection with securities available for sale and stock-based compensation plans amounted to $8.1 million, $(4.1) million and $(5.2) million in 1997, 1996 and 1995, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The combined federal, state and local income tax effects of temporary differences that gave rise to significant portions of the Company's deferred tax assets and deferred tax liabilities were as follows at December 31:

                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforward..........................  $ 73,093    $109,611    $116,200
  Excess tax basis and potential bad debt deductions
     relating to non-performing assets.....................    54,029      54,138      74,186
  Securities...............................................    18,192          --      12,350
  Financial statement reserves not yet realized for tax
     purposes..............................................    12,311       9,968      11,602
  Postretirement benefits other than pensions..............    10,336       9,536       7,575
  Federal alternative minimum tax and general business tax
     credit carryforwards..................................     9,855       5,976       2,787
  Premises and equipment...................................     2,706       5,395       3,389
  Other, net...............................................    12,478       7,871       6,340
                                                             --------    --------    --------
          Gross deferred tax assets........................   193,000     202,495     234,429
                                                             --------    --------    --------
Deferred tax liabilities:
  Mortgage servicing assets................................   (67,079)     (9,104)     (8,638)
  Loans receivable.........................................   (23,790)     (9,491)     (2,328)
  Securities...............................................        --        (228)         --
                                                             --------    --------    --------
          Gross deferred tax liabilities...................   (90,869)    (18,823)    (10,966)
                                                             --------    --------    --------
Net deferred tax assets....................................  $102,131    $183,672    $223,463
                                                             ========    ========    ========

     At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $209 million, substantially all of which are available to reduce future federal income taxes through the year 2009. In addition, at that date, the Company had general business tax credit carryforwards of $5.9 million which are available to reduce future federal income taxes, of which $1.0 million expire in 2009, $1.5 million expire in 2010, $1.6 million expire in 2011, and $1.8 million expire in 2012. The Company also had federal alternative minimum tax credit carryforwards of $4.0 million at December 31, 1997 which are available to reduce future federal income taxes without expiration. As a result of the issuance of Common Stock in connection with the NAMC Acquisition, the Holding Company underwent an "ownership change," as defined in section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company's utilization of its net operating loss carryforwards and equivalent tax credit carryforwards is limited to no more than $143 million per calendar year.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

     At December 31, 1997, the Bank had approximately $209 million of bad debt reserves for New York income tax purposes for which no provision for income tax has been made, of which approximately $80 million are subject to recapture upon distribution to the Holding Company of these tax reserves. Any charge to a bad debt reserve for other than bad debts on loans would create income for tax purposes only, which would be subject to the then current corporate tax rate. For federal tax purposes, approximately $176 million of the Bank's previously accumulated bad debt deductions are subject to recapture upon its distribution to the Holding Company. It is not the Bank's intention to make any distributions to the Holding Company, or use the reserve in any manner, which would create income tax liabilities for the Bank.

     In order for the Bank to be permitted to maintain a New York tax bad debt reserve for thrifts, certain thrift definitional tests must be met, including maintaining at least 60% of its assets in qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank failed to meet these definitional tests, the transition to the reserve method permitted commercial banks would result in an increase in the New York tax provision as a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York bad debt reserve. The Bank's percentage of qualifying assets at December 31, 1997 was significantly in excess of the minimum threshold. The Bank does not anticipate failing the thrift definitional tests for New York tax purposes.

NOTE 22 -- EARNINGS PER COMMON SHARE

     The following table sets forth the computations of basic and diluted earnings per common share for the year ended December 31:

                                                                1997          1996          1995
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerators:
  Income before extraordinary item.........................   $123,174      $104,256      $ 62,185
  Extraordinary item.......................................     (1,460)           --            --
                                                              --------      --------      --------
  Net income...............................................   $121,714      $104,256      $ 62,185
                                                              ========      ========      ========
Denominators:
  Denominator for basic earnings per common
     share -- weighted average number of common shares
     outstanding...........................................    106,585       103,742        99,356
  Common equivalent shares due to:
     Stock options.........................................      2,012         2,074         1,987
     Employee stock purchase rights........................         16             4            --
     FDIC Warrant..........................................         --         3,277         8,399
                                                              --------      --------      --------
          Denominator for diluted earnings per common
            share..........................................    108,613       109,097       109,742
                                                              ========      ========      ========
Earnings per common share:
  Basic:
     Income before extraordinary item......................   $   1.15      $   1.00      $   0.63
     Extraordinary item....................................      (0.01)           --            --
                                                              --------      --------      --------
     Net income............................................   $   1.14      $   1.00      $   0.63
                                                              ========      ========      ========
  Diluted earnings per common share:
     Income before extraordinary item......................   $   1.13      $   0.96      $   0.57
     Extraordinary item....................................      (0.01)           --            --
                                                              --------      --------      --------
     Net income............................................   $   1.12      $   0.96      $   0.57
                                                              ========      ========      ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 23 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses various derivative financial instruments as part of its overall interest rate risk-management strategy and to manage certain risks associated with its mortgage banking activities. Derivative financial instruments have not been used by the Company for trading activity purposes.

     The following table summarizes, by category of item being hedged, the notional amounts and estimated fair values of the Company's outstanding derivative financial instruments at December 31:

                                                        1997                       1996
                                               -----------------------    -----------------------
                                                             ESTIMATED                  ESTIMATED
                                                NOTIONAL       FAIR        NOTIONAL       FAIR
                                                 AMOUNT        VALUE        AMOUNT        VALUE
                                               ----------    ---------    ----------    ---------
                                                                 (IN THOUSANDS)
Interest rate risk-management instruments:
  Interest rate swaps hedging:
     Residential real estate loans
       receivable............................  $  924,549    $ (9,391)    $  438,432     $   414
     Commercial real estate loans
       receivable............................     475,323     (12,434)       221,784      (3,408)
     MBS available for sale..................      52,483        (247)            --          --
     Securities sold under agreements
       to repurchase.........................      60,000        (590)       420,000       1,241
     FHLBNY advances.........................          --          --         30,000        (690)
                                               ----------    --------     ----------     -------
          Total interest rate swaps..........   1,512,355     (22,662)     1,110,216      (2,443)
                                               ----------    --------     ----------     -------
  Interest rate caps hedging:
     Residential real estate loans
       receivable............................     315,118           6        424,484         527
     MBS available for sale..................     333,273           7        192,153         239
     MBS held to maturity....................          --          --        256,787         319
     Securities sold under agreements
       to repurchase.........................     361,000       1,172        361,000       4,647
                                               ----------    --------     ----------     -------
          Total interest rate caps...........   1,009,391       1,185      1,234,424       5,732
                                               ----------    --------     ----------     -------
  Options hedging residential real estate
     loans receivable........................      40,000         119             --          --
                                               ----------    --------     ----------     -------
          Total interest rate risk-management
            instruments......................   2,561,746     (21,358)     2,344,640       3,289
                                               ----------    --------     ----------     -------
Mortgage banking risk-management instruments:
  Interest rate floors hedging mortgage
     servicing assets........................   2,384,514      30,377        996,498          77
  Interest rate swaps hedging mortgage
     servicing assets........................     400,000       2,829             --          --
  Forward contracts hedging loans held for
     sale originations.......................   1,725,910      (4,760)       136,770         575
  Options hedging loans held for sale
     originations............................     107,000         205         40,000          64
                                               ----------    --------     ----------     -------
          Total mortgage banking
            risk-management instruments......   4,617,424      28,651      1,173,268         716
                                               ----------    --------     ----------     -------
Total derivative financial instruments.......  $7,179,170    $  7,293     $3,517,908     $ 4,005
                                               ==========    ========     ==========     =======

     The $1.5 billion of interest rate swap agreements used by the Company at December 31, 1997 for purposes of interest rate risk-management are in the form where, based on an agreed-upon notional amount, the Company agrees to make periodic fixed-rate payments, while the counterparty agrees to make periodic variable-rate payments that are tied substantially to the one-month London Interbank Offered Rate ("LIBOR"). The use of these derivative financial instruments allows the Company to achieve interest income

                      DIME BANCORP, INC. AND SUBSIDIARIES
or expense similar to that which would exist if it had changed the interest rate of designated assets from a fixed-rate to a variable-rate and had changed the interest rate of designated liabilities from a variable-rate to a fixed-rate.

     The following table summarizes the Company's interest rate risk management-related interest rate swap activity (notional amounts) for the year ended December 31:

                                            1997          1996          1995
                                         ----------    ----------    ----------
                                                     (IN THOUSANDS)
Balance at beginning of year...........  $1,110,216    $1,290,747    $1,703,280
New agreements.........................     904,837       584,722       415,210
Matured agreements.....................    (385,515)     (700,469)     (800,000)
Terminated agreements..................          --        (7,908)           --
Amortization...........................    (117,183)      (56,876)      (27,743)
                                         ----------    ----------    ----------
Balance at end of year.................  $1,512,355    $1,110,216    $1,290,747
                                         ==========    ==========    ==========

     The following table sets forth, at December 31, 1997, the contractual maturities of interest rate swap agreements used for interest rate risk-management purposes, as well as the related weighted average interest rates receivable and payable at that date. Variable-rates in the table are assumed to remain constant at their December 31, 1997 levels; however, actual repricings of these interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

                                                            WEIGHTED AVERAGE
                                                       ---------------------------
                                          NOTIONAL     VARIABLE-RATE    FIXED-RATE
                                           AMOUNT       RECEIVABLE       PAYABLE
                                         ----------    -------------    ----------
                                                  (DOLLARS IN THOUSANDS)
Year ending December 31:
  1998.................................  $  396,928        5.98%           6.42%
  1999.................................     344,977        5.96            6.57
  2000.................................     147,437        5.98            6.65
  2001.................................     278,123        5.98            6.58
  2002.................................     136,158        5.99            6.72
  Thereafter...........................     208,732        5.98            6.59
                                         ----------
Total..................................  $1,512,355        5.98            6.56
                                         ==========

     Under each of its outstanding interest rate cap agreements at December 31, 1997, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty at specified dates in the amount by which a specified market interest rate is higher than a designated cap interest rate, as applied to the notional amount of the agreement. The Company, at December 31, 1997, had outstanding interest rate cap agreements with a notional amount of $648.4 million that were entered into in order to hedge the periodic and lifetime interest rate caps embedded in certain of its adjustable-rate residential real estate loans receivable and MBS. Each such agreement provides for the Company to receive cash payments from the counterparty when the weekly average yield of the one-year constant maturity Treasury index ("CMT") rises above a designated cap interest rate. At December 31, 1997, the weighted average designated cap interest rate on these agreements was 8.00%. In addition, at the end of 1997, the Company had interest rate cap agreements outstanding with a notional amount of $361.0 million that were entered into for the purpose of locking-in maximum interest costs on certain of its securities sold under agreements to repurchase. These interest rate cap agreements provide for the Company to receive cash payments when the one-month LIBOR rises above a designated cap interest rate. At December 31, 1997, the weighted average designated cap interest rate on these agreements was 7.04%. The expected maturities of the notional amounts of the Company's

                      DIME BANCORP, INC. AND SUBSIDIARIES
outstanding interest rate cap agreements at year-end 1997 were $439.4 million in 1998, $374.0 million in 1999 and $196.0 million in 2001.

     The following table summarizes the Company's interest rate cap activity (notional amounts) for the year ended December 31:

                                            1997          1996          1995
                                         ----------    ----------    ----------
                                                     (IN THOUSANDS)
Balance at beginning of year...........  $1,234,424    $1,243,179    $       --
New agreements.........................          --       361,000     1,300,000
Amortization...........................    (225,033)     (369,755)      (56,821)
                                         ----------    ----------    ----------
Balance at end of year.................  $1,009,391    $1,234,424    $1,243,179
                                         ==========    ==========    ==========

     At December 31, 1997, the Company used both interest rate swaps and interest rate floors in order to minimize the impact of the potential loss of net future servicing revenues associated with certain of the Company's mortgage servicing assets as a result of an increase in loan prepayments, which is generally triggered by declining interest rates.

     Interest rate swaps used by the Company at year-end 1997 to hedge mortgage servicing assets had a notional amount of $400.0 million. Under these agreements, all of which were entered into during 1997, the Company, based on the notional amount, agrees to make periodic variable-rate payments that are tied to the one-month LIBOR, while the counterparty agrees to make periodic fixed-rate payments. The weighted average fixed rate on these interest rate swap agreements is 6.22%. The scheduled maturities of the notional amounts of these interest rate swap agreements were $200.0 million in 2002 and $200.0 million in 2007.

     Under each of its interest rate floor agreements used to hedge mortgage servicing assets, the Company, in return for a premium paid to the counterparty at inception, receives cash payments from the counterparty when either the five- or ten-year CMT declines below a designated floor interest rate. Of the $2.4 billion notional amount of interest rate floor agreements outstanding at the end of 1997, $143.6 million were indexed to the five-year CMT and had a weighted average designated floor interest rate of 5.30%. The remaining interest rate floor agreements outstanding at December 31, 1997 were indexed to the ten-year CMT and had a weighted average designated floor interest rate of 5.66%. The expected maturities of the notional amounts of the Company's outstanding interest rate floor agreements at December 31, 1997 were $0.4 billion in 1998, $0.4 billion in 1999 and $1.6 billion in 2002.

     The following table summarizes the Company's interest rate floor activity (notional amounts) for the year ended December 31:

                                            1997          1996          1995
                                         ----------    ----------    ----------
                                                     (IN THOUSANDS)
Balance at beginning of year...........  $  996,498    $1,219,776    $1,366,685
New agreements.........................   1,585,000            --            --
Amortization...........................    (196,984)     (223,278)     (146,909)
                                         ----------    ----------    ----------
Balance at end of year.................  $2,384,514    $  996,498    $1,219,776
                                         ==========    ==========    ==========

     The forward contracts used by the Company at December 31, 1997 hedge its exposure to interest rate risk associated with loans held for sale origination activities. These contracts represent firm commitments to deliver MBS or loans at a specified price at a specified future date. The Company must deliver the MBS or loans in accordance with the requirements of the contracts or, if it cannot fulfill its contractual obligations, pair-off the commitments and recognize the gain or loss based on the change in the price of the underlying contract (i.e., the specified price minus the repurchase price multiplied by the notional amount).

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Options give the holder the right, but not the obligation, to purchase from or to sell to the counterparty a designated financial instrument at a specified price during an agreed upon period of time or on a specific date. The buyer of an option pays a premium for this right. A put option gives the buyer the right to sell the underlying financial instrument, while a call option gives the buyer the right to purchase the underlying financial instrument, at a specified price during a specified period of time or on a specified date. The buyer of a put option generally benefits if the price of the underlying financial instrument declines. The buyer of a call option generally benefits if the price of the underlying financial instrument rises. At December 31, 1997, the Company had options to enter into $40.0 million notional amount of interest rate swap agreements for interest rate risk-management purposes. In addition, at the end of 1997, the Company had $67.0 million notional amount of put options to sell MBS and $40.0 million notional amount of put options to sell interest rate futures for mortgage banking risk-management purposes.

     Certain of the Companies outstanding derivative financial instruments require that the Company or its counterparty, to the extent that the market value of the position for that party is negative, must maintain collateral, subject to a minimum call, with the other party. If the Company is subject to an initial collateral requirement, the amount of the initial collateral modifies the collateral maintenance level.

     For a discussion of the credit risk associated with the Company's derivative financial instruments, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Management of Credit Risk -- Derivative Financial Instruments."

NOTE 24 -- COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has entered into non-cancelable lease agreements with respect to Company premises and equipment that expire at various dates through the year 2013. Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents. There are no restrictions imposed by any lease agreement regarding the payment of dividends, additional debt financing or entering into further lease agreements. Net rent expense was $23.7 million, $17.7 million, and $20.0 million for 1997, 1996 and 1995, respectively.

     At December 31, 1997, the projected minimum future rental payments required under the terms of non-cancelable leases with terms of one year or more were $24.8 million in 1998, $22.1 million in 1999, $19.5 million in 2000, $17.5 million in 2001, $15.3 million in 2002, and $68.3 million in years thereafter. The projected minimum future rental payments have not been reduced by projected sublease rentals of $12.2 million.

     The Company had the following commitments to extend credit and purchase loans at December 31:

                                                                 1997         1996
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Commitments to extend credit:
  Residential real estate loans.............................  $  632,098    $267,150
  Commercial real estate loans..............................     115,560      61,854
  Consumer loans............................................     481,871     427,234
  Business loans............................................      73,247      47,912
                                                              ----------    --------
          Total commitments to extend credit................   1,302,776     804,150
Commitments to purchase residential real estate loans.......     708,131      24,508
                                                              ----------    --------
Total commitments to extend credit and purchase loans.......  $2,010,907    $828,658
                                                              ==========    ========

     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or termination

                      DIME BANCORP, INC. AND SUBSIDIARIES
clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts may not represent future cash requirements. The Company evaluates the creditworthiness of these transactions through its lending policies. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on the Company's credit evaluation of the borrower. The Company's maximum exposure to credit loss for commitments to extend credit as a result of non-performance by the counterparty is the contractual notional amount.

     The Company had letters of credit outstanding at December 31, 1997 and 1996 of $23.7 million and $22.4 million, respectively. Letters of credit represent agreements whereby the Company guarantees the performance of a customer to a third party. The Company requires collateral to support such agreements based on the Company's evaluation of the creditworthiness of the customer. The credit risk associated with letters of credit is similar to that incurred by the Company in its lending activities.

     At December 31, 1997 and 1996, the Company did not have any commitments outstanding to purchase securities. The Company did not have any commitments to sell securities available for sale at December 31, 1997. At year-end 1996, the Company had commitments to sell $165.7 million of securities available for sale.

     The Company is obligated under various limited recourse provisions associated with certain residential and commercial real estate loans sold in past years. The principal balance of loans sold with limited recourse and related maximum potential recourse exposure amounted to approximately $648 million and $181 million, respectively, at December 31, 1997 and approximately $752 million and $196 million, respectively, at December 31, 1996. The Company's exposure to credit loss on loans sold with recourse is similar to the credit risk associated with the Company's on-balance sheet loans receivable.

     The Bank and/or its wholly-owned subsidiaries, Dime Mortgage of New Jersey, Inc. and NAMC (and in one instance, Dime Mortgage, Inc., a subsidiary of the Company that was merged into NAMC in the fourth quarter of 1997), as the case may be, have been named as defendants in the following purported class actions:
Koslowe v. Dime Mortgage of New Jersey and The Dime Savings Bank of New York, filed in the United States District Court for the District of New Jersey on February 25, 1997; Bray v. North American Mortgage Co., filed in the United States District Court for the Middle District of Alabama on January 31, 1997; Bailey v. North American Mortgage Co., filed in the United States District Court for the Middle District of Alabama on October 28, 1997; Brigham v. North American Mortgage Co., filed in the United States District Court for the Middle District of Georgia on January 14, 1998; Sisson v. Dime Mortgage, Inc., filed in the United States District Court for the Northern District of Alabama on January 23, 1998; Levine v. North American Mortgage Co., filed in the United States District Court for the District of Minnesota on January 29, 1998; and Hamilton
v. North American Mortgage Co., filed in the United States District Court for the District of Maine on March 4, 1998. In each of these cases, the plaintiff alleges, among other things, that, in connection with the making of residential real estate loans, the Bank and/or such subsidiaries made certain payments to mortgage brokers in violation of specified federal laws, including the Real Estate Settlement Procedures Act ("RESPA"). Each of the plaintiffs seeks unspecified compensatory damages plus, as to certain claims, treble damages. The Company believes that its compensation programs for mortgage brokers comply with applicable laws and with accepted mortgage banking industry practices and that it has meritorious defenses to each of the actions. The Company intends to oppose each of the actions vigorously.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 25 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at any one time the Company's entire holdings of a particular financial instrument. Because no active market exists for a certain portion of the Company's financial instruments, the fair value estimates for such financial instruments are based on judgments regarding, among other factors, future cash flows, future loss experience, current economic conditions and risk characteristics. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company has not included certain material items in its disclosure as such items, which the Company believes have significant value, are not considered financial instruments.

     The following table summarizes the carrying values and estimated fair values of the Company's financial instruments at December 31:

                                                   1997                          1996
                                        --------------------------    --------------------------
                                         CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                           VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                        -----------    -----------    -----------    -----------
                                                             (IN THOUSANDS)
On-balance sheet financial assets:
  Cash and cash equivalents...........  $   452,527    $   452,527    $   184,517    $   184,517
  Securities available for sale.......    4,992,304      4,992,304      2,589,572      2,589,572
  Securities held to maturity.........           --             --      4,363,971      4,279,937
  FHLBNY stock........................      303,287        303,287        266,244        266,244
  Loans held for sale.................    1,841,862      1,851,657        115,325        115,325
  Loans receivable, net...............   12,879,789     12,981,229     10,631,562     10,641,164
  Accrued interest receivable.........      106,829        106,829        106,041        106,041
On-balance sheet financial
  liabilities:
  Deposits............................   13,847,275     13,866,022     12,856,739     12,875,158
  Securities sold under agreements to
     repurchase.......................    2,975,774      2,980,199      3,550,234      3,551,972
  FHLBNY advances.....................    2,786,751      2,789,042        925,139        925,833
  Senior notes........................      142,475        153,410        197,584        210,500
  Guaranteed preferred beneficial
     interests in Holding Company's
     junior subordinated deferrable
     interest debentures..............      196,137        230,937             --             --
  Other borrowed funds................      218,175        213,017        142,234        145,018
  Accrued interest payable............       50,981         50,981         32,700         32,700
Off-balance sheet financial
  instruments:
  Derivative financial instruments
     used for:
     Interest rate risk management....        3,173        (21,358)        10,493          3,289
     Mortgage banking risk
       management.....................       22,043         28,651            866            716

     The following methodologies and assumptions were used by the Company in estimating the fair values of its financial instruments at December 31, 1997 and 1996.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Cash and Cash Equivalents. The carrying value of cash and cash equivalents was deemed to be a reasonable estimate of their fair value due to the short-term nature of these items and because they do not present significant credit concerns.

     Loans Held for Sale. The estimated fair value of loans held for sale was estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans.

     Securities Available for Sale and Held to Maturity. The estimated fair values of securities available for sale and held to maturity were determined by use of quoted market prices or dealer quotes.

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

     Borrowed Funds. The estimated fair values of borrowed funds maturing or repricing within 90 days were deemed to be equal to their carrying values. The estimated fair values of all other borrowed funds were based on quoted market prices or on the discounted value of contractual cash flows using current market interest rates for borrowings with similar terms and remaining maturities.

     Derivative and Off-Balance Sheet Financial Instruments. The fair values of the Company's derivative financial instruments were based upon quoted market prices, dealer quotes or pricing models.

     With regard to its loans sold with recourse, the fair value of such recourse guarantees would be based on fees currently charged to terminate them or otherwise settle the obligations with the counterparties. The Company has determined that it is not practicable to determine the fair value of such recourse arrangements.

     The Company has reviewed its outstanding commitments to extend credit, commitments to purchase loans and letters of credit at December 31, 1997 and 1996 and has determined that their estimated fair values are not material.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 26 -- SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1997         1996         1995
                                                          ----------    --------    ----------
                                                                     (IN THOUSANDS)
Supplemental cash flow information:
  Interest payments on deposits and borrowed funds......  $  883,423    $891,102    $  941,483
  Income tax refunds, net...............................         381         847        11,758
Supplemental non-cash investing and financing
  information:
  Securities held to maturity transferred to securities
     available for sale.................................   3,587,063          --     3,616,445
  Loans receivable transferred to other real estate
     owned..............................................      17,996      39,216        49,768
  In connection with the:
     NAMC Acquisition:
       Issuance of Common Stock.........................     215,999          --            --
       Issuance of treasury stock.......................     135,106          --            --
       Fair value of stock options issued...............      21,389          --            --
       Fair value of assets acquired, excluding cash and
          cash equivalents received.....................   1,499,076          --            --
       Cash and cash equivalents received...............      45,231          --            --
       Cash paid........................................          11          --            --
       Fair value of liabilities assumed................   1,357,727          --            --
       Goodwill.........................................     185,925          --            --
     BFS Acquisition:
       Fair value of assets acquired, excluding cash and
          cash equivalents received.....................     625,543          --            --
       Cash and cash equivalents received...............       7,796          --            --
       Cash paid........................................      93,325          --            --
       Fair value of liabilities assumed................     581,595          --            --
       Goodwill.........................................      41,581          --            --
     National Mortgage Acquisition:
       Fair value of assets acquired....................          --          --           757
       Cash paid........................................         925       1,284         2,634
       Fair value of liabilities assumed................          --          --           365
       Goodwill.........................................         925       1,284         2,242
     Madison Mortgage Acquisition:
       Fair value of assets acquired....................          --          --         1,678
       Cash paid........................................          --          --         5,280
       Fair value of liabilities assumed................          --          --         1,032
       Goodwill.........................................          --          --         4,634

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 27 -- PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial statements of the Holding Company (parent company only) are set forth below.

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Assets:
  Cash and cash equivalents:
     Cash and due from banks................................  $    2,701    $    4,449
     Interest-earning deposits in the Bank..................      54,330            --
                                                              ----------    ----------
          Total cash and cash equivalents...................      57,031         4,449
  Securities available for sale.............................      29,317            --
  Securities held to maturity...............................          --         1,006
  Receivables from the Bank.................................     102,475         2,594
  Investment in the Bank....................................   1,445,766     1,202,026
  Investment in Dime Capital................................       6,274            --
  Other assets..............................................      24,954        15,429
                                                              ----------    ----------
Total assets................................................  $1,665,817    $1,225,504
                                                              ==========    ==========

Liabilities and stockholders' equity:
  Liabilities:
     Senior notes...........................................  $  142,475    $  197,584
     Series A Subordinated Debentures.......................     202,323            --
     Other liabilities......................................       6,161         5,583
                                                              ----------    ----------
          Total liabilities.................................     350,959       203,167
                                                              ----------    ----------
  Stockholders' equity......................................   1,314,858     1,022,337
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $1,665,817    $1,225,504
                                                              ==========    ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

                         CONDENSED STATEMENTS OF INCOME

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Income:
  Dividends from the Bank...................................  $159,000    $ 88,000    $30,000
  Dividends from Dime Capital...............................       289          --         --
  Interest on deposits in the Bank..........................     6,584          --         --
  Interest on securities....................................       403          87        213
  Gains on sales of securities..............................        23          --         --
                                                              --------    --------    -------
          Total income......................................   166,299      88,087     30,213
                                                              --------    --------    -------
Expense:
  Interest on borrowed funds................................    31,758      19,638     19,621
  Other.....................................................     3,348       3,071      5,536
                                                              --------    --------    -------
          Total expense.....................................    35,106      22,709     25,157
                                                              --------    --------    -------
Income before income tax benefit, equity in
  (overdistributed) undistributed net income of subsidiaries
  and extraordinary item....................................   131,193      65,378      5,056
Income tax benefit..........................................    10,736      10,283     10,762
                                                              --------    --------    -------
Income before equity in (overdistributed) undistributed net
  income of subsidiaries and extraordinary item.............   141,929      75,661     15,818
Equity in (overdistributed) undistributed net income of
  subsidiaries..............................................   (18,755)     28,595     46,367
                                                              --------    --------    -------
Income before extraordinary item............................   123,174     104,256     62,185
Extraordinary item -- loss on early extinguishment of debt,
  net of income tax benefit of $895.........................    (1,460)         --         --
                                                              --------    --------    -------
Net income..................................................  $121,714    $104,256    $62,185
                                                              ========    ========    =======

                      DIME BANCORP, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income..............................................  $ 121,714    $104,256    $ 62,185
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Equity in overdistributed (undistributed) net
          income of subsidiaries..........................     18,755     (28,595)    (46,367)
       Gains on sales of securities.......................        (23)         --          --
       Loss on early extinguishment of debt...............      2,355          --          --
       Other, net.........................................     (5,808)     (9,700)    (19,902)
                                                            ---------    --------    --------
          Net cash provided (used) by operating
            activities....................................    136,993      65,961      (4,084)
                                                            ---------    --------    --------
Cash flows from investing activities:
  Investments in subsidiaries.............................     (6,186)         --          --
  Purchases of securities available for sale..............    (29,497)         --          --
  Proceeds from sales of securities available for sale....      1,597          --          --
  Proceeds from maturities of securities available for
     sale and held to maturity............................        181       1,630         764
                                                            ---------    --------    --------
          Net cash (used) provided by investing
            activities....................................    (33,905)      1,630         764
                                                            ---------    --------    --------
Cash flows from financing activities:
  Repayment of senior notes...............................    (57,681)         --          --
  Proceeds from issuance of the Series A Subordinated
     Debentures...........................................    202,308          --          --
  Proceeds from issuance of Common Stock and treasury
     stock................................................     14,332       8,311       2,014
  Purchases of treasury stock.............................   (200,354)    (70,456)         --
  Cash dividends paid on Common Stock.....................    (12,892)         --          --
  Other...................................................      3,781      (1,913)         --
                                                            ---------    --------    --------
          Net cash (used) provided by financing
            activities....................................    (50,506)    (64,058)      2,014
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......     52,582       3,533      (1,306)
Cash and cash equivalents at beginning of year............      4,449         916       2,222
                                                            ---------    --------    --------
Cash and cash equivalents at end of year..................  $  57,031    $  4,449    $    916
                                                            =========    ========    ========
Supplemental non-cash flow information:
  Contribution of preferred stock of the Bank to the
     capital of
     the Bank.............................................  $      --    $     --    $100,000
  Securities held to maturity transferred to securities
     available
     for sale.............................................        840          --          --

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 28 -- CONDENSED QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   1997                                        1996
                                 -----------------------------------------   -----------------------------------------
                                  FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                 QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income................  $368,106   $350,870   $338,968   $324,871   $338,804   $335,551   $332,815   $343,528
Interest expense...............   241,581    230,703    219,871    207,598    220,641    220,832    218,737    229,193
                                 --------   --------   --------   --------   --------   --------   --------   --------
  Net interest income..........   126,525    120,167    119,097    117,273    118,163    114,719    114,078    114,335
Provision for loan losses......     8,000      8,000     23,000     10,000     10,000     10,250     10,250     10,500
                                 --------   --------   --------   --------   --------   --------   --------   --------
  Net interest income after
    provision for loan
    losses.....................   118,525    112,167     96,097    107,273    108,163    104,469    103,828    103,835
Non-interest income:
  Loan servicing fees and
    charges....................    36,321     12,856     12,978     11,883     13,099     11,709     11,401     11,654
  Banking service fees.........     8,635      8,695      7,543      6,923      7,181      7,309      6,840      6,726
  Securities and insurance
    brokerage fees.............     6,777      5,142      5,767      6,051      4,712      6,045      5,633      4,674
  Net gains (losses) on sales
    activities.................     4,309      2,845      2,799      2,083       (723)   (10,548)    (1,906)       461
  Other........................     2,128        742        149        665         90         48      1,520         53
                                 --------   --------   --------   --------   --------   --------   --------   --------
      Total non-interest
        income.................    58,170     30,280     29,236     27,605     24,359     14,563     23,488     23,568
                                 --------   --------   --------   --------   --------   --------   --------   --------
Non-interest expense:
  General and administrative
    expense....................   117,471     73,580     73,690     72,381     75,603     76,165     70,833     70,194
  Amortization of mortgage
    servicing assets...........    14,034      5,248      5,267      5,202      4,861      4,300      4,796      5,425
  ORE (income) expense, net....      (643)       351      1,581      3,052      3,016      2,404      2,159      2,493
  Savings Association Insurance
    Fund recapitalization
    assessment.................        --         --         --         --         --     26,280         --         --
  Restructuring and related
    expense....................     9,931         --         --         --         --         --         --      3,504
                                 --------   --------   --------   --------   --------   --------   --------   --------
      Total non-interest
        expense................   140,793     79,179     80,538     80,635     83,480    109,149     77,788     81,616
                                 --------   --------   --------   --------   --------   --------   --------   --------
Income before income tax
  expense (benefit) and
  extraordinary item...........    35,902     63,268     44,795     54,243     49,042      9,883     49,528     45,787
Income tax expense (benefit)...    12,943     23,741     17,023     21,327     17,724     (7,011)    20,539     18,732
                                 --------   --------   --------   --------   --------   --------   --------   --------
Income before extraordinary
  item.........................    22,959     39,527     27,772     32,916     31,318     16,894     28,989     27,055
Extraordinary item -- loss on
  early extinguishment of debt,
  net of income tax benefit of
  $895.........................    (1,460)        --         --         --         --         --         --         --
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net income.....................  $ 21,499   $ 39,527   $ 27,772   $ 32,916   $ 31,318   $ 16,894   $ 28,989   $ 27,055
                                 ========   ========   ========   ========   ========   ========   ========   ========
Earnings per common share:
  Basic:
    Income before extraordinary
      item.....................  $   0.20   $   0.39   $   0.27   $   0.31   $   0.29   $   0.16   $   0.28   $   0.27
    Net income.................      0.19       0.39       0.27       0.31       0.29       0.16       0.28       0.27
  Diluted:
    Income before extraordinary
      item.....................  $   0.19   $   0.38   $   0.26   $   0.31   $   0.29   $   0.16   $   0.27   $   0.25
    Net income.................      0.18       0.38       0.26       0.31       0.29       0.16       0.27       0.25

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
 2.1     Agreement and Plan of Merger, dated as December 3, 1996,
         between the Holding Company, Fifth Avenue Property Corp. and
         BFS Bankorp (incorporated by reference to Appendix 2 to the
         Current Report filed by the Holding Company on Form 8-K with the Commission on December 3, 1996).
 2.2     Agreement and Plan of Combination, dated as of June 22,
         1997, by and among NAMC, the Holding Company, the Bank and
         47th Street Property Corporation, as amended and restated as of July 31, 1997 (incorporated by reference to Appendix A to the Proxy Statement-Prospectus included in the Holding
         Company's Registration Statement on Form S-4, filed with the
         Commission on September 12, 1997 (No. 333-35565)).
 3(i)    Amended and Restated Certificate of Incorporation of the
         Holding Company (incorporated by reference to Appendix A to the Joint Proxy Statement-Prospectus included in the Holding
         Company's Registration Statement on Form S-4, filed with the
         Commission on November 4, 1994 (No. 33-86002)).
 3(ii)   Amendment to the Amended and Restated Certificate of
         Incorporation, dated June 14, 1995 (incorporated by
         reference to Exhibit 3(ii) to the Holding Company's Annual
         Report on Form 10-K for the fiscal year ended December 31,
         1995, filed with the Commission on April 1, 1996, as amended on Form 10-K/A, filed with the Commission on May 15, 1996
         (collectively, the "1995 10-K") (Commission file No.
         1-13094)).
 3(iii)  By-laws of the Holding Company (incorporated by reference to
         Exhibit 3 to the Holding Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1997, filed with the
         Commission on August 14, 1997 (Commission file No.
         1-13094)).
 4.1     Stockholder Protection Rights Agreement, dated as of October
         20, 1995, between the Holding Company and the First National
         Bank of Boston, as Rights Agent (incorporated by reference to Exhibit (1) of the Registration Statement on Form 8-A of
         the Holding Company filed with the Commission on November 3,
         1995).
 4.2     None of the outstanding instruments defining the rights of holders of long-term debt of the Holding Company represent long-term debt in excess of 10% of the total assets of the
         Holding Company. The Holding Company hereby agrees to
         furnish to the Commission, upon request, a copy of any such instrument.
10.1*    Employment Agreement, dated as of January 30, 1998, between the Bank and Lawrence J. Toal.
10.2*    Agreement providing for joint and several liability of the
         Holding Company, dated as of January 30, 1998, between the
         Holding Company and Lawrence J. Toal.
10.3*    Employment Agreement, dated as of January 30, 1998, between the Bank and Anthony R. Burriesci.
10.4*    Agreement providing for joint and several liability of the
         Holding Company, dated as of January 30, 1998, between the
         Holding Company and Anthony R. Burriesci.
10.5*    Letter Agreement regarding initial employment terms, dated as of July 1, 1997 (the "Burriesci Letter Agreement"),
         between the Bank and Anthony R. Burriesci.
10.6*    Amendment of the Burriesci Letter Agreement, effective as of
         July 24, 1997, between the Bank and Anthony R. Burriesci.
10.7*    Employment Agreement, dated as of January 30, 1998, between the Bank and Fred B. Koons.

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
10.8*    Letter Agreement regarding initial employment terms, dated as of December 6, 1996 (the "Koons Letter Agreement"),
         between the Bank and Fred B. Koons (incorporated by
         reference to Exhibit 10.31 to the Holding Company's Annual
         Report on Form 10-K for the fiscal year ended December 31,
         1996, filed with the Commission on March 31, 1997 (the "1996
         10-K") (Commission file No. 1-13094)).
10.9*    Amendment of the Koons Letter Agreement, effective as of May
         12, 1997, between the Bank and Fred B. Koons.
10.10*   Amendment of the Koons Letter Agreement, effective as of
         July 24, 1997, between the Bank and Fred B. Koons.
10.11*   Employment Agreement, dated as of January 30, 1998, between the Bank and D. James Daras.
10.12*   Employment Agreement, dated as of January 30, 1998, between the Bank and Carlos R. Munoz.
10.13*   Dime Bancorp, Inc. Stock Incentive Plan, as amended by an
         amendment effective April 27, 1994 (the "Stock Incentive
         Plan") (incorporated by reference to Exhibit 4.1 to the
         Holding Company's Registration Statement on Form S-8, filed with the Commission on January 18, 1995 (No. 33-88552)).
10.14*   Amendment, effective September 19, 1997, to the Stock
         Incentive Plan.
10.15*   Dime Bancorp, Inc. 1991 Stock Incentive Plan, as amended and restated effective February 29, 1996 (the "1991 Stock
         Incentive Plan") (incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8,
         filed with the Commission on May 24, 1996 (No. 333-04477)).
10.16*   Amendment, effective as of October 1, 1996, to the 1991
         Stock Incentive Plan (incorporated by reference to Exhibit
         10.9 to the 1996 10-K).
10.17*   Amendment, effective September 19, 1997, to the 1991 Stock
         Incentive Plan.
10.18*   Dime Bancorp, Inc. Stock Incentive Plan for Outside
         Directors (the "Outside Directors Plan"), as amended
         effective April 27, 1994 (incorporated by reference to
         Exhibit 4.1 to the Holding Company's Registration Statement
         on Form S-8, filed with the Commission on January 18, 1995
         (No. 33-88560)).
10.19*   Amendment, effective September 19, 1997, to the Outside
         Directors Plan.
10.20*   The Dime Savings Bank of New York, FSB Deferred Compensation
         Plan, as amended by the First Amendment through the Fourth
         Amendment thereof (incorporated by reference to Exhibit
         10.14 to the Holding Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1994, filed with the
         Commission on March 31, 1995 (the "1994 10-K") (Commission
         file No. 1-13094)).
10.21*   Deferred Compensation Plan for Board Members of The Dime
         Savings Bank of New York, FSB, as amended and restated
         effective as of July 24, 1997.
10.22*   Benefit Restoration Plan of The Dime Savings Bank of New
         York, FSB, amended and restated effective as of October 1,
         1996 (incorporated by reference to Exhibit 10.14 to the 1996
         10-K).
10.23*   Retainer Continuation Plan for Independent Directors of The
         Dime Savings Bank of New York, FSB (the "Retainer
         Continuation Plan") (incorporated by reference to Exhibit
         10.24 to the Bank's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1993, filed with the
         Commission on September 16, 1994 as Exhibit A to the Holding
         Company's Report on Form 8-K dated that date (Commission
         file No. 1-13094)).
10.24*   Amendment, effective as of January 13, 1995, to the Retainer
         Continuation Plan (incorporated by reference to Exhibit
         10.13 to the 1995 10-K).

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
10.25*   Amendment, effective as of December 31, 1996, to the
         Retainer Continuation Plan (incorporated by reference to
         Exhibit 10.17 to the 1996 10-K).
10.26*   Amendment, effective March 1, 1997, to the Retainer
         Continuation Plan (incorporated by reference to Exhibit
         10.18 to the 1996 10-K).
10.27*   Amendment, effective September 19, 1997, to the Retainer
         Continuation Plan.
10.28*   Key Executive Life Insurance/Death Benefit Plan of The Dime
         Savings Bank of New York, FSB, amended and restated
         effective as of July 24, 1997 (the "Key Life Plan").
10.29*   Amendment, effective November 20, 1997, to the Key Life
         Plan.
10.30*   Dime Bancorp, Inc. 1990 Stock Option Plan (formerly Anchor
         Bancorp, Inc. 1990 Stock Option Plan), as amended effective as of January 13, 1995 (incorporated by reference to Exhibit
         4.1 to the Holding Company's Registration Statement on Form
         S-8, filed with the Commission on January 18, 1995 (No.
         33-88554)).
10.31*   Dime Bancorp, Inc. 1992 Stock Option Plan (formerly Anchor
         Bancorp, Inc. 1992 Stock Option Plan), as amended effective as of January 13, 1995 (the "1992 Stock Option Plan")
         (incorporated by reference to Exhibit 4.1 to the Holding
         Company's Registration Statement on Form S-8, filed with the
         Commission on January 18, 1995 (No. 33-88556)).
10.32*   Amendment, effective June 1, 1996, to the 1992 Stock Option
         Plan (incorporated by reference to Exhibit 10.23 to the 1996
         10-K).
10.33*   Amendment, effective September 19, 1997, to the 1992 Stock
         Option Plan.
10.34*   Dime Bancorp, Inc. Supplemental Executive Retirement Plan
         (the "SERP"), amended and restated effective as of December
         2, 1997.
10.35*   Amendment, effective January 29, 1998, to the SERP.
10.36*   Dime Bancorp, Inc. Voluntary Deferred Compensation Plan, as
         amended and restated effective as of July 24, 1997.
10.37*   Dime Bancorp, Inc. Voluntary Deferred Compensation Plan for
         Directors, as amended and restated effective as of July 24,
         1997.
10.38*   Dime Bancorp, Inc. Officer Incentive Plan, as amended and
         restated effective as of July 24, 1997.
10.39*   Anchor Savings Bank FSB Supplemental Executive Retirement
         Plan, assumed by the Bank (incorporated by reference to
         Exhibit 10.11 to the Anchor Bancorp Annual Report on Form
         10-K for the fiscal year ended June 30, 1992 (Commission
         file No. 33-37720)).
10.40*   Dime Bancorp, Inc. 1997 Stock Incentive Plan for Outside
         Directors, effective January 1, 1997 (the "1997 Outside
         Director Plan").
10.41*   Amendment, effective June 27, 1997, to the 1997 Outside
         Director Plan.
10.42*   Amendment, effective September 19, 1997, to the 1997 Outside
         Director Plan.