Form 10-K/A
period 1997-12-31
DIME BANCORP INC
filed 1998-05-14
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A-1

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from                 to

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

                                 (212) 326-6170
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:


     Title of each class            Name of each exchange on which registered
Common Stock, $0.01 par value                New York Stock Exchange
    Stock Purchase Rights                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $3,383,886,475 as of March 6, 1998 (based on the closing New York Stock Exchange price on such date).

         The number of shares of common stock of the registrant outstanding as of March 6, 1998 was 114,136,996 shares.

                      DOCUMENTS INCORPORATION BY REFERENCE


         The information required by Part III of Form 10-K is incorporated by reference to the registrant's Definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

         The Annual Report on Form 10-K of the registrant for the fiscal year ended December 31, 1997 is hereby amended to submit a Restated Financial Data Schedule for the fiscal year 1996 as a result of the Company's adoption of Statement of Financial Accounting Standards, No. 128, "Earnings Per Share." The filing of the Restated Financial Data Schedule is being made in accordance with
Article 601(c)(2)(iii) of Regulation S-K promulgated under the federal securities laws. The information set forth in the Restated Financial Data Schedule has no impact on the disclosure provided in the original Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DIME BANCORP, INC.


                           By: /s/ Lawrence J. Toal
                               ---------------------------------------------
                                  Lawrence J. Toal
                                 Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer


                                  May 12, 1998
                               ---------------------------------------------
                                     Date

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below on May 12, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                                                 Capacity
        ---------                                                 --------
    /s/ Lawrence J. Toal                     Chairman of the Board, Chief Executive Officer,
  -----------------------------------        President and Chief Operating Officer (Principal
    Lawrence J. Toal                         Executive Officer)


              *                              Director
  -----------------------------------
   James M. Large, Jr.

              *                              Director
  -----------------------------------
    Derrick D. Cephas

              *                              Director
  -----------------------------------
    Frederick C. Chen

              *                              Director
  -----------------------------------
  J. Barclay Collins II

              *                              Director
  -----------------------------------
  Richard W. Dalrymple

              *                              Director
  -----------------------------------
     James F. Fulton

              *                              Director
  -----------------------------------
    Virginia M. Kopp

                      Signature                                         Capacity
                      ---------                                         --------
                         *                        Director
       -----------------------------------
                    John Morning

                         *                        Director
       -----------------------------------
               Margaret Osmer-McQuade

                         *                        Director
       -----------------------------------
               Sally Hernandez-Pinero

                         *                        Director
       -----------------------------------
                 Dr. Paul A. Qualben

                         *                        Director
       -----------------------------------
                Eugene G. Schulz, Jr.

                         *                        Director
       -----------------------------------
                    Howard Smith

                         *                        Director
       -----------------------------------
                 Dr. Norman R. Smith

                         *                        Director
       -----------------------------------
                    Ira T. Wender

               /s/ Anthony R. Burriesci           Chief Financial Officer (Principal Financial Officer)
       -----------------------------------
                Anthony R. Burriesci

                 /s/ Harold E. Reynolds           Controller (Principal Accounting Officer)
       -----------------------------------
                 Harold E. Reynolds


*    By:      /s/ Lawrence J. Toal
             -----------------------------------
             Lawrence J. Toal
             Attorney-in-Fact

                                  EXHIBIT INDEX


Exhibit Number           Identification of Exhibit
--------------           -------------------------
27.1                     Restated Financial Data Schedule (filed electronically
                         only)