Form 10-Q
period 1998-03-31
DIME BANCORP INC
filed 1998-05-15
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                            Yes  x                  No ___

The number of shares outstanding of the issuer's common stock, $0.01 par value, was 114,221,018 as of April 30, 1998.

                               DIME BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
             March 31, 1998 and December 31, 1997                              3

         Consolidated Statements of Income for the Three Months
             Ended  March 31, 1998 and 1997                                    4

         Consolidated Statement of Changes in Stockholders' Equity
             for the Three Months Ended March 31, 1998                         5

         Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997                                     6

         Consolidated Statements of Comprehensive Income for the Three
             Months Ended March 31, 1998 and 1997                              7

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and  Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                     27

SIGNATURES                                                                    27

  PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)
                                   (Unaudited)

                                                     March 31,      December 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Cash and due from banks                            $    259,974    $    295,369
Money market investments                                 25,402         157,158
Securities available for sale                         3,535,120       4,992,304
Federal Home Loan Bank of New York stock                324,106         303,287
Loans held for sale                                   3,809,866       1,841,862
Loans receivable, net:
    Residential real estate loans                     9,595,121       9,848,593
    Commercial real estate loans                      2,273,686       2,263,023
    Consumer loans                                      787,691         773,817
    Business loans                                      115,380          99,074
    Allowance for loan losses                          (109,096)       (104,718)
                                                   ------------    ------------
        Total loans receivable, net                  12,662,782      12,879,789
                                                   ------------    ------------
Accrued interest receivable                             108,550         106,829
Premises and equipment, net                             156,606         150,805
Mortgage servicing assets                               335,487         341,906
Other assets                                            806,105         778,691
                                                   ------------    ------------
Total assets                                       $ 22,023,998    $ 21,848,000
                                                   ============    ============

LIABILITIES
Deposits                                           $ 13,991,123    $ 13,847,275
Securities sold under agreements to repurchase        1,354,880       2,975,774
Federal Home Loan Bank of New York advances           4,489,841       2,786,751
Senior notes                                            142,525         142,475
Guaranteed preferred beneficial interests in
    Holding Company's junior subordinated
    deferrable interest debentures                      196,143         196,137
Other borrowed funds                                    200,253         218,175
Other liabilities                                       349,598         366,555
                                                   ------------    ------------
        Total liabilities                            20,724,363      20,533,142
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share
    (200,000,000 shares authorized;
    120,256,459 shares issued at March 31, 1998
    and December 31, 1997)                                1,203           1,203
Additional paid-in capital                            1,161,308       1,158,221
Retained earnings                                       308,345         261,201
Treasury stock, at cost (5,998,748 shares at
    March 31, 1998 and 3,898,132 shares at
    December 31, 1997)                                 (160,192)        (95,221)
Accumulated other comprehensive income,
    net of taxes                                         (2,807)         (9,534)
Unearned compensation                                    (8,222)         (1,012)
                                                   ------------    ------------
        Total stockholders' equity                    1,299,635       1,314,858
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 22,023,998    $ 21,848,000
                                                   ============    ============

        See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           For the Three Months
                                                                  Ended
                                                                March 31,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
INTEREST INCOME
Residential real estate loans                              $220,787     $147,104
Commercial real estate loans                                 49,473       39,834
Consumer loans                                               16,322       15,731
Business loans                                                2,437          971
Mortgage-backed securities                                   73,060      107,651
Other securities                                              7,871        5,555
Money market investments                                      2,849        8,025
                                                           --------     --------
        Total interest income                               372,799      324,871
                                                           --------     --------
INTEREST EXPENSE
Deposits                                                    139,028      133,175
Borrowed funds                                               97,860       74,423
                                                           --------     --------
        Total interest expense                              236,888      207,598
                                                           --------     --------
        Net interest income                                 135,911      117,273
Provision for loan losses                                     8,000       10,000
                                                           --------     --------
        Net interest income after
         provision for loan losses                          127,911      107,273
                                                           --------     --------
NON-INTEREST INCOME
Loan servicing fees and charges                              42,450       11,883
Banking service fees                                          9,000        6,923
Securities and insurance brokerage fees                       7,510        6,051
Net gains on sales activities                                45,248        2,083
Other                                                         2,326          665
                                                           --------     --------
        Total non-interest income                           106,534       27,605
                                                           --------     --------
NON-INTEREST EXPENSE
 General and administrative expense:
    Compensation and employee benefits                       64,795       34,741
    Occupancy and equipment, net                             21,864       13,335
    Other                                                    46,575       24,305
                                                           --------     --------
        Total general and administrative expense            133,234       72,381
Amortization of mortgage servicing assets                    16,935        5,202
Other real estate owned expense, net                             87        3,052
                                                           --------     --------
        Total non-interest expense                          150,256       80,635
                                                           --------     --------
Income before income tax expense                             84,189       54,243
Income tax expense                                           26,940       21,327
                                                           --------     --------
Net income                                                 $ 57,249     $ 32,916
                                                           ========     ========
EARNINGS PER COMMON SHARE
Basic                                                      $   0.50     $   0.31
Diluted                                                        0.49         0.31

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                            For the Three Months Ended March 31, 1998
                                 ------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                           Other
                                             Additional                   Treasury     Comprehensive                    Total
                                  Common      Paid-In      Retained        Stock,         Income,        Unearned    Stockholders'
                                  Stock       Capital      Earnings       At Cost      Net of Taxes    Compensation     Equity
                                 ---------   ----------    ---------     ----------   ---------------  ------------- ------------
Balance at beginning of period   $  1,203   $ 1,158,221   $   261,201    $   (95,221)   $    (9,534)   $    (1,012)   $ 1,314,858
Net income                             --            --        57,249             --             --             --         57,249
Other comprehensive income, net
    of taxes -- unrealized
    gains on securities
    available for sale, net
    of reclassification
    adjustment                         --            --            --             --          6,727             --          6,727
Cash dividends declared on
    common stock                       --            --        (4,590)            --             --             --         (4,590)
Common stock issued under
    employee benefit plans             --            --        (5,515)        22,361             --         (7,748)         9,098
Treasury stock purchased               --            --            --        (87,332)            --             --        (87,332)
Amortization of unearned
    compensation                       --            --            --             --             --            538            538
Tax benefit on stock options
    exercised                          --         3,087            --             --             --             --          3,087
                                 --------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at end of period         $  1,203   $ 1,161,308   $   308,345    $  (160,192)   $    (2,807)   $    (8,222)   $ 1,299,635
                                 ========   ===========   ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     For the Three Months
                                                                            Ended
                                                                           March 31,
                                                                  --------------------------
                                                                      1998           1997
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $    57,249    $    32,916
Adjustments to reconcile net income to net cash (used)
 provided by operating activities:
    Provisions for loan and other real estate owned losses              8,020         11,281
    Depreciation and amortization of premises and equipment             6,627          4,198
    Other amortization and accretion, net                              29,263         13,871
    Provision for deferred income tax expense                          19,273         14,788
    Net securities gains                                              (14,116)        (2,009)
    Net increase in loans held for sale                            (1,500,112)        (8,238)
    Other, net                                                       (125,442)         3,702
                                                                  -----------    -----------
        Net cash (used) provided by operating activities           (1,519,238)        70,509
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                           (131,013)            --
Purchases of securities held to maturity                                   --            (25)
Proceeds from sales of securities available for sale                1,223,491        167,758
Proceeds from maturities of securities available for sale
 and held to maturity                                                 387,717        347,123
Purchases of Federal Home Loan Bank of New York stock                 (20,819)            --
Loans receivable originated and purchased, net of principal
 payments                                                            (263,098)      (174,548)
Proceeds from sales of loans receivable                                 1,723            829
Acquisitions                                                               --           (251)
Repurchases of assets sold with recourse                               (5,639)        (4,253)
Proceeds from sales of other real estate owned                          6,027         13,924
Purchases of mortgage servicing assets                                     --        (17,048)
Proceeds from sales of mortgage servicing rights                       41,343             --
Purchases of premises and equipment, net                              (12,428)        (4,265)
                                                                  -----------    -----------
        Net cash provided by investing activities                   1,227,304        329,244
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                   143,751         (6,833)
Net increase (decrease) in borrowings with original
 maturities of three months or less                                    81,398       (160,786)
Repayments of other borrowings                                        (17,542)      (259,945)
Proceeds from issuance of common and treasury stock                     9,098          4,565
Purchases of treasury stock                                           (87,332)            --
Cash dividends paid on common stock                                    (4,590)            --
                                                                  -----------    -----------
        Net cash provided (used) by financing activities              124,783       (422,999)
                                                                  -----------    -----------
Net decrease in cash and cash equivalents                            (167,151)       (23,246)
Cash and cash equivalents at beginning of period                      452,527        184,517
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $   285,376    $   161,271
                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest payments on deposits and borrowed funds                  $   325,100    $   201,494
Income tax refunds, net                                                 3,608          1,502
SUPPLEMENTAL NON-CASH INVESTING INFORMATION
Loans held for sale transferred to loans receivable                   296,608             --
Loans receivable transferred to loans held for sale                   764,500             --
Loans receivable transferred to other real estate owned                 1,981          8,393

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                           For the Three Months
                                                                  Ended
                                                                 March 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Net income                                                $ 57,249     $ 32,916
Other comprehensive income, net of taxes:
    Unrealized gains (losses) on securities
      available for sale, net of
      reclassification adjustment                            6,727       (6,244)
                                                          ========     ========
Total comprehensive income                                $ 63,976     $ 26,672
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -- Basis of Presentation

      In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 -- Earnings per Common Share

      The following table sets forth the computations of basic and diluted earnings per common share for the periods indicated.

                                                                   For the
                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1998       1997
                                                             --------   --------
                                                               (In thousands,
                                                              except per share
                                                                    data)
Basic earnings per common share:
    Net income                                               $ 57,249   $ 32,916
    Weighted average number of common shares outstanding      115,152    104,951
    Basic earnings per common share                          $   0.50   $   0.31

Diluted earnings per common share:
    Net income                                               $ 57,249   $ 32,916
    Weighted average number of common shares outstanding      115,152    104,951
    Common equivalent shares                                    1,996      1,701
                                                             --------   --------
    Weighted average number of diluted shares outstanding     117,148    106,652
                                                             ========   ========
    Diluted earnings per common share                        $   0.49   $   0.31

Note 3 -- Recent Accounting Developments

      Effective as of January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," relating to collateral, repurchase agreements, dollar-rolls, securities lending, and similar transactions that had been deferred until that date by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The Company's adoption of the deferred provisions of SFAS No. 125 did not have, and is not expected to have, a material impact on the Company's financial condition, results of operations, liquidity, or capital resources.

      Effective as of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS No. 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of a statement of financial position. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. At March 31, 1998 and December 31, 1997, the Company's accumulated balance of other comprehensive income consisted solely of net unrealized losses on securities available for sale, net of related taxes.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to stockholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 does not require that its provisions be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures no longer deemed useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements issued for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company does not believe that SOP 98-1, when adopted, will materially impact its financial condition, results of operations, liquidity, or capital resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein are forward-looking and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company, and the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations and interpretations thereof, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

Overview

      The Company's net income was $57.2 million for the first quarter of 1998, an increase of $24.3 million, or 73.9%, from the net income of $32.9 million for the first quarter of 1997. Diluted earnings per common share were $0.49 for the quarter ended March 31, 1998, up 58.1% from $0.31 for the comparable quarter of 1997. The Company's annualized returns on average stockholders' equity and average assets for the first three months of 1998 were 17.63% and 1.04%, respectively, as compared with 12.66% and 0.69%, respectively, for the first three months of 1997.

      The growth in net income during the first quarter of 1998, as compared with the first quarter of 1997, was reflective of a variety of factors, including: the expansion of the Company's mortgage banking operations, largely as a result of the acquisition of North American Mortgage Company in October 1997 (the "NAMC Acquisition"); balance sheet restructuring and risk management initiatives; a reduced level of non-performing assets, primarily as a result of sales of approximately $126 million of non-performing residential real estate loan assets during the second quarter of 1997; and tax planning strategies.

      The first quarter of 1998 was also marked by residential real estate loan production of $6.7 billion and total loan production of $7.1 billion, and the Holding Company's repurchase of 3 million shares of its common stock.

Results of Operations

Net Interest Income

      The Company's net interest income amounted to $135.9 million for the first quarter of 1998, an increase of $18.6 million, or 15.9%, as compared with $117.3 million for the corresponding quarter of 1997. The higher level of net interest income was principally attributable to growth in average interest-earning assets of $2.0 billion, coupled with an increase in the Company's net interest margin to 2.63% for the three-month period ended March 31, 1998 from 2.51% for the comparable period of 1997.

      Contributing significantly to the improvement in the net interest margin was the impact of the Company's strategy to emphasize loans and reduce its reliance on mortgage-backed securities ("MBS"). During the first quarter of 1998, as compared with the first quarter of 1997, the average balance of loans increased $4.7 billion, or 43.0%, while the average balance of MBS declined $2.3 billion, or 35.6%. Loans represented 76.1% of total average interest-earning assets for the first quarter of 1998, up from 59.0% for the comparable quarter of 1997. The net interest margin also benefited from a reduction in non-performing assets, higher yields on securities, and lower deposit costs. The net interest margin was unfavorably affected by a reduction in the overall yield on loans, higher borrowing costs (as well as a higher percentage of funding from borrowings), the flat interest rate yield curve, and a $150.0 million investment in a bank-owned life insurance program (the "BOLI Program") during the third quarter of 1997. (Revenues associated with the BOLI Program are reflected in non-interest income.) The Company expects that the flat interest rate yield curve, if sustained, will continue to exert pressure on its net interest income and net interest margin.

      The following table sets forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

                                                                For the Three Months Ended March 31,
                                           -----------------------------------------------------------------------------
                                                         1998                                 1997
                                           -------------------------------------    ------------------------------------
                                                                        Average                                  Average
                                             Average                     Yield/       Average                    Yield/
                                             Balance        Interest      Cost        Balance       Interest      Cost
                                           -----------     ----------  ---------    -----------    -----------   -------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
  Loans:
    Residential real estate(1)             $12,410,306    $   220,787    7.12%      $ 8,224,733    $   147,104   7.15%
    Commercial real estate                   2,250,543         49,473    8.79         1,875,187         39,834   8.50
    Consumer                                   782,027         16,322    8.47           736,268         15,731   8.66
    Business                                   109,655          2,437    9.02            41,945            971   9.39
                                           -----------    -----------               -----------    -----------
      Total loans                           15,552,531        289,019    7.44        10,878,133        203,640   7.50
                                           -----------    -----------               -----------    -----------
  MBS                                        4,240,274         73,060    6.89         6,584,888        107,651   6.54
  Other securities                             430,725          7,871    7.38           356,022          5,555   6.31
  Money market investments                     205,748          2,849    5.54           613,696          8,025   5.23
                                           -----------    -----------               -----------    -----------
      Total interest-earning assets         20,429,278        372,799    7.31        18,432,739        324,871   7.06
                                                          -----------                              -----------
Other assets                                 1,535,066                                  756,793
                                           -----------                              -----------
Total assets                               $21,964,344                              $19,189,532
                                           ===========                              ===========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Deposits:
    Demand                                 $ 1,590,872          2,471    0.63       $ 1,129,097          1,898   0.68
    Savings                                  2,376,329         13,141    2.24         2,445,400         14,992   2.49
    Money market                             2,039,913         17,727    3.52         1,998,630         18,507   3.76
    Time                                     7,825,253        105,689    5.48         7,244,013         97,778   5.47
                                           -----------    -----------               -----------    -----------
      Total deposits                        13,832,367        139,028    4.08        12,817,140        133,175   4.21
                                           -----------    -----------               -----------    -----------
  Borrowed funds:
    Securities sold under agreements
     to repurchase                           2,310,414         32,674    5.66         3,694,714         51,050   5.53
    Federal Home Loan Bank of New
     York ("FHLBNY") advances                3,670,492         53,639    5.85         1,135,459         16,013   5.64
    Other                                      547,250         11,547    8.44           338,321          7,360   8.70
                                           -----------    -----------               -----------    -----------
      Total borrowed funds                   6,528,156         97,860    6.00         5,168,494         74,423   5.76
                                           -----------    -----------               -----------    -----------
      Total interest-bearing liabilities    20,360,523        236,888    4.69        17,985,634        207,598   4.66
                                                          -----------                              -----------
Other liabilities                              304,581                                  163,811
Stockholders' equity                         1,299,240                                1,040,087
                                           -----------                              -----------
Total liabilities and
stockholders' equity                       $21,964,344                              $19,189,532
                                           ===========                              ===========
Net interest income                                       $   135,911                              $   117,273
                                                          ===========                              ===========
Interest rate spread                                                     2.62                                    2.40
Net interest margin                                                      2.63                                    2.51


(1)   Includes loans receivable and loans held for sale.

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

                                                  For the Three Months Ended
                                                  March 31, 1998 versus 1997
                                             -----------------------------------
                                                     Increase (Decrease)
                                             -----------------------------------
                                               Due to       Due to
                                               Volume        Rate        Total
                                             --------     --------     --------
                                                        (In thousands)
Interest Income
Loans:
    Residential real estate(1)               $ 74,468     $   (785)    $ 73,683
    Commercial real estate                      8,210        1,429        9,639
    Consumer                                      961         (370)         591
    Business                                    1,506          (40)       1,466
                                             --------     --------     --------
            Total loans                        85,145          234       85,379
                                             --------     --------     --------
MBS                                           (40,126)       5,535      (34,591)
Other securities                                1,275        1,041        2,316
Money market investments                       (5,623)         447       (5,176)
                                             --------     --------     --------
            Total interest income              40,671        7,257       47,928
                                             --------     --------     --------
Interest Expense
Deposits:
    Demand                                        726         (153)         573
    Savings                                      (414)      (1,437)      (1,851)
    Money market                                  376       (1,156)        (780)
    Time                                        7,850           61        7,911
                                             --------     --------     --------
            Total deposits                      8,538       (2,685)       5,853
                                             --------     --------     --------
Borrowed funds:
    Securities sold under agreements
        to repurchase                         (19,550)       1,174      (18,376)
    FHLBNY advances                            37,025          601       37,626
    Other                                       4,415         (228)       4,187
                                             --------     --------     --------
            Total borrowed funds               21,890        1,547       23,437
                                             --------     --------     --------
            Total interest expense             30,428       (1,138)      29,290
                                             --------     --------     --------
Net interest income                          $ 10,243     $  8,395     $ 18,638
                                             ========     ========     ========

(1)   Includes loans receivable and loans held for sale.

Provision for Loan Losses

      The Company's provision for loan losses amounted to $8.0 million for the first quarter of 1998, down from $10.0 million for the first quarter of 1997. Net charge-offs for the quarter ended March 31, 1998 were $3.6 million, as compared with $13.3 million for the corresponding quarter of 1997. The provision for loan losses, as further discussed in "Management of Credit Risk -- Allowance for Loan Losses," is predicated upon the Company's assessment of the adequacy of its allowance for loan losses.

Non-Interest Income

      General. The Company's non-interest income was $106.5 million for the quarter ended March 31, 1998, up from $27.6 million for the comparable quarter of 1997. This increase was principally associated with the Company's expansion of its mortgage banking operations, largely due to the NAMC Acquisition. Also contributing to the higher level of non-interest income were net gains realized in connection with balance sheet restructuring and risk management initiatives. Non-interest income represented 43.9% of total revenues for the first quarter of 1998, as compared with 19.1% for the first quarter of 1997.

      Loan Servicing Fees and Charges. Loan servicing fees and charges, which principally includes revenues earned from servicing loans for third parties and loan production activities, amounted to $42.5 million for the three-month period ended March 31, 1998, as compared with $11.9 million for the corresponding period of 1997. This increase resulted primarily from growth in the portfolio of loans serviced for others and a higher level of residential real estate loan production. At March 31, 1998, the Company owned the servicing rights to $19.7 billion of loans owned by others, up from $11.0 billion one year earlier. In connection with its sales of certain loan servicing rights, the Company was subservicing, for a fee, loans with principal balances aggregating $7.6 billion at March 31, 1998. The transfer of the servicing responsibility to the purchasers of these loan servicing rights is scheduled to occur no later than August 1998.

      Banking Service Fees. Banking service fees for the first quarter of 1998 amounted to $9.0 million, an increase of $2.1 million, or 30.0%, from the comparable quarter of 1997. This increase principally reflects certain changes in the Company's fee structure during the second and third quarters of 1997, together with volume increases in certain underlying transactions.

      Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees totaled $7.5 million for the quarter ended March 31, 1998, up $1.5 million, or 24.1%, as compared with the first quarter of 1997. This increase was largely attributable to growth in insurance-related fees, principally due to the expansion of the Company's insurance product line and the number of states in which the products are sold as a result of the acquisition of various insurance subsidiaries in connection with the NAMC Acquisition.

      Net Gains on Sales Activities. Net gains on sales activities amounted to $45.2 million for the three months ended March 31, 1998, as compared with $2.1 million for the first quarter of 1997. The $43.1 million improvement resulted substantially from growth in net gains on loans held for sale of $25.4 million, an increase in net gains on securities transactions of $12.1 million, and net gains during the first quarter of 1998 of $5.4 million in connection with a bulk sale of loan servicing rights.

      Net gains on sales activities for the first quarter of 1998 were reduced by losses of $11.4 million associated with the planned sales of $765 million of relatively lower-yielding loans in connection with the Company's ongoing balance sheet restructuring activities.

      The higher level of net gains on securities transactions resulted primarily from sales of $1.2 billion of the $1.4 billion of MBS that had been designated for sale in connection with the transfer of the Company's entire portfolio of securities held to maturity to securities available for sale in December 1997. At that time, the Company recognized a loss of $25.2 million associated with the write-down to estimated fair value of those MBS designated for sale with unrealized losses, but subsequent favorable movements in interest rates resulted in higher than initially anticipated sales prices.

      During the first quarter of 1998, the Company, in a bulk sale, sold the servicing rights to $4.8 billion of loans. (The Company did not have any bulk sales of loan servicing rights during the first quarter of 1997.) This sale was associated with the Company's risk management program and was intended to reduce the impact of a declining long-term interest rate environment on the value of the Company's mortgage servicing assets. Sales of loan servicing rights are dependent on a variety of factors, including market conditions and existing operating strategies; thus, the level of future sales of loan servicing rights, if any, cannot currently be predicted.

      Other. Other non-interest income was $2.3 million for the quarter ended March 31, 1998, up $1.7 million from the corresponding quarter of 1997. This increase was due substantially to revenues earned in connection with the BOLI Program, which was initiated during the third quarter of 1997. In general, under this program, which is intended to help defray certain costs associated with the Company's employee benefit plans, the Company purchases, owns, and is the beneficiary of insurance policies on the lives of certain employees who consent to being covered under the program.

Non-Interest Expense

      General. Non-interest expense amounted to $150.3 million for the quarter ended March 31, 1998, as compared with $80.6 million for the corresponding quarter of 1997. The 86.3% increase in non-interest expense substantially reflects the Company's expansion of its mortgage banking operations, largely as a result of the NAMC Acquisition.

      General and Administrative ("G&A") Expense. Total G&A expense, which amounted to $133.2 million for the first quarter of 1998, rose $60.9 million, or 84.1%, as compared with the same quarter one year ago. This increase, as noted above, substantially resulted from the Company's expansion of its mortgage banking operations.

      Compensation and employee benefits expense totaled $64.8 million for the three-month period ended March 31, 1998, up from $34.7 million for the comparable period of 1997. The Company's full-time equivalent employee complement increased to 6,390 at March 31, 1998, from 6,000 at year-end 1997 and from 2,917 at March 31, 1997. Occupancy and equipment expense, net, increased to $21.9 million for the quarter ended March 31, 1998 from $13.3 million for the corresponding quarter of 1997. Other G&A expense amounted to $46.6 million for the first quarter of 1998, an increase of $22.3 million as compared with the first quarter of 1997. Other G&A expense for the first quarter of 1998 included $3.0 million associated with the Company's plan to prepare its computer systems for the year 2000, which is further described in the Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (No such costs were incurred during the first quarter of 1997.) In connection with this plan, the Company currently estimates that it will incur total pretax expenses of approximately $20 million, of which approximately 75% is expected to be incurred during 1998. The Company has incurred $4.3 million of such expenses through March 31, 1998.

      Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets increased to $16.9 million for the first quarter of 1998 from $5.2 million for the first quarter of 1997. The $11.7 million increase was substantially attributable to growth in mortgage servicing assets, which rose to $335.5 million at March 31, 1998 from $124.9 million one year earlier, principally as a result of the NAMC Acquisition.

      In a declining long-term interest rate environment, actual or expected prepayments of the loans underlying the Company's mortgage servicing assets portfolio may increase, which would have an adverse impact on the value of such assets. In connection therewith, the Company uses certain derivative financial instruments as a hedge against its mortgage servicing assets (see "Asset/Liability Management -- Derivative Financial Instruments") and during the first quarter of 1998 and the fourth quarter of 1997 sold $4.8 billion and $3.0 billion, respectively, in principal amount of loan servicing rights underlying the mortgage servicing assets portfolio, which resulted in reductions in the carrying value of that portfolio of approximately $88 million and $57 million, respectively.

      Other real estate owned ("ORE") Expense, Net. ORE expense, net, declined to $0.1 million for the first quarter of 1998 from $3.1 million for the comparable quarter of 1997, principally reflective of a reduction in the level of ORE. ORE, net, which amounted to $24.8 million at March 31, 1998, declined 48.1% from $47.8 million at March 31, 1997.

Income Tax Expense

      The Company recorded income tax expense of $26.9 million for the three-month period ended March 31, 1998, as compared with $21.3 million for the comparable period of 1997. The higher level of income tax expense reflects growth in pretax earnings, the impact of which was partially offset by a decline in the Company's effective income tax rate to 32.0% for the first quarter of 1998 from 39.3% for the corresponding quarter of 1997. The reduction in the Company's effective income tax rate was primarily attributable to the ongoing restructuring of the assets within the legal entities that comprise the Company's affiliated group.

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

Market Risk

      In general, market risk is the sensitivity of income to variations in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices, such as prices of equities. The Company's market rate sensitive instruments include interest-earning assets, interest-bearing liabilities, and derivative financial instruments, such as futures, forwards, swaps and options.

      The Company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, as well as depositors' choices ("interest rate risk"). Changes in these interest rates will result in changes in the Company's earnings and the market value of its assets and liabilities. The Company does not have any material exposure to foreign exchange rate risk or commodity price risk. Movements in equity prices may have an indirect, but limited, effect on certain of the Company's business activities and/or the value of credit sensitive loans and securities.

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

      In evaluating and managing its interest rate risk, the Company employs simulation models to help assess its interest rate risk exposure and the impact of alternate interest rate scenarios, which consider the effects of adjustable-rate loan indices, periodic and lifetime interest rate adjustment caps, estimated loan prepayments, anticipated deposit retention rates, and other dynamics of the Company's portfolios of interest-earning assets and interest-bearing liabilities. Moreover, in order to reduce its sensitivity to interest rate risk, the Company's investment strategy has emphasized adjustable-rate loans and securities and fixed-rate medium-term securities.

Derivative Financial Instruments

      The Company uses a variety of derivative financial instruments to assist in managing its interest rate risk exposures. Derivative financial instruments employed by the Company at March 31, 1998 were interest rate swaps, interest rate swaptions, interest rate floors, interest rate caps, forward contracts to purchase or sell loans or securities, and options to purchase or sell certain of these and other instruments. While the Company's use of derivative financial instruments has served to mitigate the unfavorable effects that changes in interest rates may have on its results of operations, the Company continues to be subject to interest rate risk.

      Interest Rate Risk Management Instruments. The Company's assets generally reprice or mature at a longer term than the liabilities used to fund those assets. Consequently, the Company uses derivative financial instruments in its efforts to reduce the repricing risk.

      The Company uses three major classes of derivative financial instruments to manage interest rate risk: interest rate swaps, where the Company pays a fixed rate and receives a floating rate; interest rate caps, where the Company receives the excess, if any, of a designated floating rate (usually London Interbank Offered Rates ("LIBOR")) over a specified rate (the cap level); and interest rate swaptions, where, in exchange for the payment of a premium, the Company has the right to enter into pay-fixed interest rate swaps at a future date.

      The pay-fixed interest rate swaps are used to modify specific variable-rate liabilities and thereby improve the stability of the Company's net interest margin. Interest rate caps are used to hedge the periodic and lifetime rate caps embedded in specific adjustable-rate loans and securities and to limit the effect of increases in the cost of short-term funds above certain specified maximum levels. Interest rate swaptions are used to hedge the repricing risk on certain assets with high prepayment risk.

      The following table sets forth the characteristics of derivative financial instruments used by the Company at March 31, 1998 for interest rate risk management purposes, segregated by the activities that they hedge.

                                                                     Weighted Average
                                                      Estimated           Rate
                                           Notional      Fair       ------------------
                                            Amount       Value      Receive      Pay
                                         -----------  ----------    -------    -------
                                                   (Dollars in thousands)
Interest rate swaps (pay fixed/receive
 variable) hedging:
    Loans receivable                     $1,446,333   $  (19,699)    5.69%     6.47%
    Securities available for sale            52,483         (186)    5.69      6.42
    Short-term borrowed funds                55,000         (506)    5.65      6.73
Interest rate caps hedging:
    Loans receivable                        295,935            2      --  (1)   --  (1)
    Securities available for sale           312,984            2      --  (2)   --  (2)
    Short-term borrowed funds               361,000          795      --  (3)   --  (3)
Interest rate swaptions hedging loans
 receivable                                  40,000           65      --  (4)   --  (4)
                                         ----------   ----------
Total                                    $2,563,735   $  (19,527)
                                         ==========   ==========

(1)   The weighted average strike rate was 8.00%.
(2)   The weighted average strike rate was 8.00%.
(3)   The weighted average strike rate was 7.04%.
(4)   The weighted average strike rate was 6.75%.

      The use of derivative financial instruments for interest rate risk management purposes resulted in reductions in net interest income during the three months ended March 31, 1998 and 1997 of $5.5 million and $4.9 million, respectively.

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

      The Company uses three major classes of derivative financial instruments to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchases various options, including puts and calls on both the forward MBS market and the interest rate futures market. The following table sets forth the characteristics of derivative financial instruments used by the Company at March 31, 1998 in connection with its mortgage banking activities, segregated by the activities that they hedge.

                                                                                         Weighted Average
                                                               Notional   Estimated            Rate
                                                                             Fair       ------------------
                                                                Amount       Value      Receive      Pay
                                                             -----------  ----------    -------    -------
                                                                         (Dollars in thousands)
Interest rate swaps (pay variable/receive fixed) hedging
    mortgage servicing assets                                $  400,000   $    3,639      6.22%     5.95%
Interest rate floors hedging mortgage servicing assets        1,440,095       15,569       --  (1)   --  (1)
Forward contracts hedging loans held for sale originations    4,164,147        4,352       --        --
Put options (vs. United States Treasury-based futures)
    hedging loans held for sale originations                    150,000          363       --        --
Call options on MBS forward contracts hedging
    loans held for sale originations                            116,000          649       --        --
                                                             ----------   ----------
Total                                                        $6,270,242   $   24,572
                                                             ==========   ==========

(1)   The weighted average strike rate was 5.73%.

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

      The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities, and related derivative financial instruments at March 31, 1998. The amount of each asset, liability, or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                      Over One
                                                       Through       Over
                                           One Year     Three        Three
                                           or Less      Years        Years      Total
                                          ----------  ---------    --------    --------
                                                       (Dollars in millions)
Interest-earning assets:
    Loans                                 $  9,187     $  4,253    $  3,142    $ 16,582
    MBS                                      2,967          333          50       3,350
    Other                                       47            3         484         534
                                          --------     --------    --------    --------
        Total interest-earning assets       12,201        4,589       3,676      20,466
                                          --------     --------    --------    --------

Interest-bearing liabilities:
    Deposits                                 7,725        2,974       3,292      13,991
    Borrowed funds                           6,018           66         300       6,384
                                          --------     --------    --------    --------
        Total interest-bearing
         liabilities                        13,743        3,040       3,592      20,375
                                          --------     --------    --------    --------

Impact of hedging activities                   859         (436)       (423)         --
                                          --------     --------    --------    --------
Gap (repricing difference)                $   (683)    $  1,113    $   (339)   $     91
                                          ========     ========    ========    ========
Cumulative gap                            $   (683)    $    430    $     91
                                          ========     ========    ========

Cumulative ratio of gap to total assets       (3.1)%        2.0%        0.4%

Management of Credit Risk

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

      The following table presents the components of the Company's non-performing assets at the dates indicated.

                                                       March 31,    December 31,
                                                         1998          1997
                                                      ---------     ---------
                                                        (Dollars in thousands)
Non-accrual loans:
    Residential real estate                           $  89,907     $  90,998
    Commercial real estate                               26,618        21,760
    Consumer                                              5,670         5,719
    Business                                                382           511
                                                      ---------     ---------
            Total non-accrual loans                     122,577       118,988
                                                      ---------     ---------

ORE, net:
    Residential real estate                              19,209        20,228
    Commercial real estate                                7,302         9,255
    Allowance for losses                                 (1,682)       (1,722)
                                                      ---------     ---------
            Total ORE, net                               24,829        27,761
                                                      ---------     ---------
Total non-performing assets                           $ 147,406     $ 146,749
                                                      =========     =========

Non-performing assets to total assets                      0.67%         0.67%
Non-accrual loans to loans receivable                      0.96          0.92

      The $4.9 million increase in non-accrual commercial real estate loans during the first quarter of 1998 was largely attributable to the transfer of a $4.3 million loan to non-accrual status during that quarter.

      The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loan portfolio, which the Company expects will continue to change over time.

      The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at March 31, 1998, such delinquent loans of the Company, net of those already in non-performing status.

                                                      Delinquency Period
                                               ---------------------------------
                                                30-59       60-89
                                                 Days        Days         Total
                                               -------      -------      -------
                                                        (In thousands)
Residential real estate loans                  $51,081      $19,927      $71,008
Commercial real estate loans                     5,054        3,732        8,786
Consumer loans                                   2,751        1,121        3,872
Business loans                                     152          500          652
                                               -------      -------      -------
Total                                          $59,038      $25,280      $84,318
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

      The following table sets forth, at the dates indicated, the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans.

                                                      March 31,   December 31,
                                                       1998          1997
                                                      -------       -------
                                                          (In thousands)
Residential real estate loans                         $35,065       $37,532
Commercial real estate loans                           44,403        46,677
                                                      -------       -------
Total loans modified in a TDR                         $79,468       $84,209
                                                      =======       =======

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

      The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated.

                                                               For the
                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       1998              1997
                                                    ---------         ---------
                                                           (In thousands)
Balance at beginning of period                      $ 104,718         $ 106,495
Provision charged to operations                         8,000            10,000
Charge-offs:
    Residential real estate loans                      (6,231)          (11,708)
    Commercial real estate loans                         (193)           (2,418)
    Consumer loans                                       (702)           (1,081)
                                                    ---------         ---------
            Total charge-offs                          (7,126)          (15,207)
                                                    ---------         ---------

Recoveries:
    Residential real estate loans                       1,111             1,247
    Commercial real estate loans                        1,903               154
    Consumer loans                                        483               480
    Business loans                                          7                54
                                                    ---------         ---------
            Total recoveries                            3,504             1,935
                                                    ---------         ---------
                Net charge-offs                        (3,622)          (13,272)
                                                    ---------         ---------
Balance at end of period                            $ 109,096         $ 103,223
                                                    =========         =========

      The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated.

                                          March 31,     December 31,   March 31,
                                            1998           1997          1997
                                          -------        -------        -------
Allowance for loan losses to:
    Loans receivable                        0.85%          0.81%          0.95%
    Non-accrual loans                      89.00          88.01          56.52

MBS

      Of the $3.4 billion carrying value of the Company's MBS portfolio at March 31, 1998, $2.8 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA. While substantially all of the privately-issued MBS held by the Company at March 31, 1998 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

Derivative Financial Instruments

      The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. There were no past due amounts related to the Company's derivative financial instruments at March 31, 1998 or December 31, 1997.

Financial Condition

General

      The Company's total assets amounted to $22.0 billion at March 31, 1998. In comparison, total assets were $21.8 billion at December 31, 1997.

Securities Available for Sale

      At March 31, 1998, the Company's securities available for sale portfolio amounted to $3.5 billion, or 17.3% of total interest-earning assets, as compared with $5.0 billion, or 24.6% of total interest-earning assets, at the end of 1997. The decline of $1.5 billion, or 29.2%, in securities available for sale during the first three months of 1998 was principally associated with sales of $1.2 billion of MBS that had been designated for sale in connection with a balance sheet restructuring initiative implemented during December 1997. At March 31, 1998, the carrying value and amortized cost of MBS designated for sale by the Company were approximately $180 million and $179 million, respectively.

      The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated.

                                                         March 31, 1998             December 31, 1997
                                                  -------------------------     -------------------------
                                                   Amortized      Estimated     Amortized       Estimated
                                                     Cost        Fair Value        Cost        Fair Value
                                                  -----------   -----------     ----------     ----------
                                                                      (In thousands)
MBS:
  Pass-through securities:
    Privately-issued                              $2,282,009     $2,267,642     $2,875,982     $2,851,007
    FNMA                                             372,013        378,770        395,756        402,096
    FHLMC                                            161,230        163,503        178,538        181,098
    GNMA                                              13,977         14,195         15,277         15,517
  Collateralized mortgage obligations:
    Privately-issued                                 524,457        525,135      1,335,225      1,336,690
    FNMA                                                  --             --         91,349         91,436
    FHLMC                                                 --             --         23,863         23,920
  Interest-only                                        1,488            994          1,555          1,129
                                                  ----------     ----------     ----------     ----------
      Total MBS                                    3,355,174      3,350,239      4,917,545      4,902,893
                                                  ----------     ----------     ----------     ----------
Other debt securities:
  United States government and federal agency          7,457          7,529          8,552          8,638
  State and municipal                                 19,350         19,048         36,997         36,291
  Domestic corporate                                 148,189        148,487         34,844         35,359
  Other                                                  500            500            500            500
                                                  ----------     ----------     ----------     ----------
      Total debt securities                          175,496        175,564         80,893         80,788
                                                  ----------     ----------     ----------     ----------
Equity securities                                      9,759          9,317          9,243          8,623
                                                  ----------     ----------     ----------     ----------
Total securities available for sale               $3,540,429     $3,535,120     $5,007,681     $4,992,304
                                                  ==========     ==========     ==========     ==========

Loans

      The Company's loans receivable (exclusive of the allowance for loan losses) and loans held for sale amounted to $12.8 billion and $3.8 billion, respectively, at March 31, 1998, as compared with $13.0 billion and $1.8 billion, respectively, at December 31, 1997. In the aggregate, loans receivable and loans held for sale represented 81.0% of total interest-earning assets at March 31, 1998, as compared with 73.1% at December 31, 1997.

      The principal segment of the Company's loans receivable is residential real estate loans. Such loans amounted to $9.6 billion at the end of the first quarter of 1998, a decrease of $253.5 million, or 2.6%, from the end of 1997. Although the Company produced approximately $1.0 billion of residential real estate loans for portfolio during the first quarter of 1998, the impact of such production, as well as other factors, was more than offset by principal payments, coupled with the transfer, in connection with the Company's ongoing balance sheet restructuring activities, of approximately $765 million of relatively lower-yielding loans from loans receivable to loans held for sale. These transferred loans are expected to be sold during the second quarter of 1998.

      The Company's commercial real estate loans receivable amounted to $2.3 billion at March 31, 1998, up slightly from December 31, 1997. At the end of the first quarter of 1998, commercial real estate loans receivable primarily consisted of multifamily properties (60%), shopping centers (17%), and office buildings (12%).

      At March 31, 1998, the Company's consumer loans receivable totaled $787.7 million, an increase of $13.9 million from the level at year-end 1997. This increase was largely attributable to growth in home equity loans, the Company's primary focus in this lending area, of $16.8 million. Home equity loans represented approximately 82% of the consumer loan portfolio at March 31, 1998 and December 31, 1997.

      The Company's business loans receivable amounted to $115.4 million at March 31, 1998. This represents an increase of $16.3 million, or 16.5%, since the end of 1997.

      The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the periods indicated.

                                                          For the Three Months
                                                                 Ended
                                                               March 31,
                                                        ------------------------
                                                           1998         1997
                                                        ----------   ----------
                                                             (In thousands)
Residential real estate loan production:
    Originated                                          $5,718,897   $  531,080
    Purchased                                              982,480      106,565
                                                        ----------   ----------
        Total residential real estate loan production    6,701,377      637,645
                                                        ----------   ----------
Commercial real estate loans originated                    199,301       76,334

Consumer loans originated:
    Home equity loans                                      106,611       60,620
    Other consumer loans                                    42,920       39,557
                                                        ----------   ----------
        Total consumer loans originated                    149,531      100,177
                                                        ----------   ----------
Business loans originated                                   42,390       12,639
                                                        ----------   ----------
Total loan production                                   $7,092,599   $  826,795
                                                        ==========   ==========

Deposits

      The Company's total deposits amounted to $14.0 billion at the end of the first quarter of 1998, up $143.8 million from the end of 1997. At March 31, 1998, the Bank operated 91 branches, comprised of 90 branches in the greater New York City metropolitan area and one branch in Florida. During the first quarter of 1998, the Company entered into an agreement to sell its Florida branch, which, at March 31, 1998, had deposits of approximately $203 million. This sale is currently expected to be consummated during the third quarter of 1998.

      The following table sets forth a summary of the Company's deposits at the dates indicated.

                                 March 31, 1998             December 31, 1997
                            -----------------------      -----------------------
                                         Percentage                   Percentage
                              Amount      of Total          Amount     of Total
                            -----------  ----------      -----------  ----------
                                           (Dollars in thousands)
Demand                      $ 1,810,426       12.9%      $ 1,572,797       11.4%
Savings                       2,355,922       16.8         2,431,812       17.6
Money market                  2,080,613       14.9         1,971,081       14.2
Time                          7,744,162       55.4         7,871,585       56.8
                            -----------      -----       -----------      -----
Total deposits              $13,991,123      100.0%      $13,847,275      100.0%
                            ===========      =====       ===========      =====

Borrowed Funds

      The following table sets forth a summary of the Company's borrowed funds at the dates indicated.

                                            March 31, 1998         December 31, 1997
                                       ----------------------   ----------------------
                                                   Percentage                Percentage
                                          Amount    of Total      Amount      of Total
                                       ----------  ----------   ----------    ---------
                                                   (Dollars in thousands)
Securities sold under agreements
    to repurchase                      $1,354,880     21.2%     $2,975,774     47.1%
FHLBNY advances                         4,489,841     70.3       2,786,751     44.1
Senior notes                              142,525      2.2         142,475      2.3
Guaranteed preferred beneficial
    interests in Holding Company's
    junior subordinated deferrable
    interest debentures                   196,143      3.1         196,137      3.1
Other                                     200,253      3.2         218,175      3.4
                                       ----------    -----      ----------    -----
Total borrowed funds                   $6,383,642    100.0%     $6,319,312    100.0%
                                       ==========    =====      ==========    =====

Stockholders' Equity

      Stockholders' equity amounted to $1.3 billion at March 31, 1998, relatively unchanged from the end of 1997. At the end of the first quarter of 1998, stockholders' equity represented 5.90% of total assets, as compared with 6.02% at the end of 1997. Book value per common share was $11.37 at March 31, 1998, up from $11.30 at December 31, 1997.

      During the first quarter of 1998, the Holding Company repurchased 3 million shares of its common stock at a cost of $87.3 million, completing a program announced during December 1997. Cash dividends paid on the Holding Company's common stock amounted to $4.6 million, or $0.04 per common share, for the first quarter of 1998.

      During April 1998, the Holding Company declared a cash dividend on its common stock of $0.05 per share to be paid on June 3, 1998 to stockholders of record as of the close of business on May 22, 1998, increased the number of authorized shares of its common stock from 200 million to 350 million, and announced a new program to repurchase up to 3 million shares of its common stock. No time limit has been established to complete this repurchase program.

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

      Under OTS regulations, the Bank must maintain average eligible liquid assets for each calendar quarter of not less than 4.00% of its liquidity base. The Bank was in compliance with these regulations for the first quarter of 1998.

Regulatory Capital

      Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, leverage capital of at least 3.00% of adjusted total assets, and risk-based capital of at least 8.00% of risk-weighted assets. The Bank exceeded these capital requirements at March 31, 1998.

      Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.00%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At March 31, 1998, the Bank met the published standards for a well capitalized designation under these regulations.

      The following table sets forth the regulatory capital position of the Bank at the dates indicated.

                                       March 31, 1998        December 31, 1997
                                    --------------------    --------------------
                                       Amount     Ratio       Amount      Ratio
                                    -----------  -------    ----------    ------
                                               (Dollars in thousands)
Tangible capital                    $1,272,280      5.86%   $1,216,417     5.64%
Leverage capital                     1,272,280      5.86     1,216,417     5.64
Tier 1 risk-based capital            1,272,280     10.22     1,216,417    10.29
Total risk-based capital             1,381,376     11.10     1,321,135    11.17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by this item is contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On January 13, 1995, Anchor Savings Bank FSB ("Anchor Savings") filed suit in the United States Court of Federal Claims against the United States for breach of contract and taking of property without compensation in contravention of the Fifth Amendment to the United States Constitution. The action arose because the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Anchor Savings of the ability to include supervisory goodwill and certain other assets for purposes of computing its regulatory capital as the Federal Savings and Loan Insurance Corporation ("FSLIC") had agreed it could. The direct effect was to cause Anchor Savings to go from an institution that substantially exceeded its regulatory capital requirements to one that was critically undercapitalized upon the effectiveness of the FIRREA-mandated capital requirements.

      From 1982 to 1985, Anchor Savings had acquired eight FSLIC-insured institutions that were in danger of failing and causing a loss to the FSLIC. Four institutions were acquired with some financial assistance from the FSLIC and four were unassisted "supervisory" cases. In acquiring the institutions, Anchor Savings assumed liabilities determined to exceed the assets it acquired by over $650 million at the dates of the respective acquisitions. The difference between the fair values of the assets acquired and the liabilities assumed in the transactions were recorded on Anchor Savings' books as goodwill. At the time of these acquisitions, the FSLIC had agreed that this supervisory goodwill was to be amortized over periods of up to 40 years. Without that agreement, Anchor Savings would not have made the acquisitions. When the capital regulations imposed under FIRREA became effective, Anchor Savings still had over $518 million of supervisory goodwill on its books and approximately 20 years remaining to amortize it under the agreements with FSLIC. The FIRREA-mandated capital requirements excluded all but approximately $124 million of Anchor Savings' supervisory goodwill, over $42 million attributable to the FSLIC contribution in one acquisition, and, until the formation of Anchor Bancorp, Inc., the holding company for Anchor Savings ("Anchor Bancorp"), in 1991, $157 million associated with preferred stock issued to the FSLIC as a result of one of the acquisitions. FIRREA also required the remaining supervisory goodwill to be eliminated by December 31, 1994 for regulatory capital purposes. The elimination of the supervisory goodwill resulted in severe limitations on Anchor Savings' activities and required the disposition of valuable assets under liquidation-like circumstances, as a result of which Anchor Savings was damaged. The complaint asks that the Government make Anchor Savings whole for the effects of the loss, which are estimated to exceed substantially the goodwill remaining at the time FIRREA was enacted.

      There are approximately 130 cases involving similar issues pending in the United States Court of Federal Claims, which has entered summary judgment for the plaintiffs as to liability, but not damages, in a small number of the cases. The first three of those cases, referred to as the Winstar cases, were appealed to the United States Supreme Court, which, on July 1, 1996, affirmed the decision that the Government was liable for breach of contract.

      All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the merger of Anchor Bancorp and Anchor Savings with and into the Holding Company and the Bank, respectively), have been assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases, which imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the Government's actions with that contract in each of the related transactions. The Government has disputed the existence of a contract in each case and cross-moved for summary judgment. The Government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Government submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by each of the plaintiffs. On March 31, 1998, the Bank, as directed by the Court, submitted a proposed order imposing liability on the Government as to each of the Bank's claims. On April 30, 1998, the Government served its opposition to the entry of the order and sought discovery on several issues. The Bank intends to vigorously oppose the Government's discovery request. The Government will have until May 22, 1998 to make its final submission. No date has been set for argument on the Bank's request to enter judgment. It is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

      The Court also ordered that certain common discovery proceed. The Government was required to produce certain documents relating to unassisted acquisitions of failing institutions effected by the Bank and five other plaintiffs. In addition, the Court directed that full discovery of facts common to all pending cases be conducted. Such discovery will include materials concerning the policies and procedures of the Federal Home Loan Bank Board (the predecessor of the OTS) and the FSLIC during the thrift crisis of the 1980's, when the transactions that are the subject of the litigation occurred. In addition, the common discovery has included generally applicable information concerning the operations of the FSLIC that will be relevant under certain damage theories. Because of delays by the Government in complying with document requests, this discovery is continuing.

      Commencing in April 1998, the oldest 30 of the pending cases (after excluding certain specific cases) that elected to proceed were allowed to commence full discovery as to liability and damages in their cases. The case-specific discovery will continue for one year, unless extended by the Court. The second 30 cases will start discovery in 1999, and so on. Discovery of damage experts will follow the fact discovery in each case. Cases will not be assigned to trial judges until after the fact discovery is completed. The Bank is among the first 30 plaintiffs and commenced full case-specific discovery on April 1, 1998.

      There have been no decisions determining damages in any of the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages was concluded in April 1998, with closing arguments set for July 2, 1998, and the second commenced in early May 1998. It is unlikely that any decision on damages will be issued before the fall of 1998. It is likely that any determination of damages by the Court of Federal Claims will be appealed. It is impossible to predict the measure of damages that will be upheld in cases in which liability is found. The Company, nevertheless, believes that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 3(i) -- Amended and Restated Certificate of Incorporation of the Holding Company

      Exhibit 27 -- Financial Data Schedule for the three months ended March 31, 1998

      Exhibit 27.1 -- Restated Financial Data Schedule for the three months ended March 31, 1997

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DIME BANCORP, INC.
                                     (Registrant)

Dated: May 13, 1998                  By: /s/ Lawrence J. Toal
       ------------                      -------------------------------------
                                         Lawrence J. Toal
                                         Chairman of the Board, Chief Executive
                                         Officer, President, and Chief
                                         Operating Officer

Dated: May 13, 1998                  By: /s/ Anthony R. Burriesci
       ------------                      -------------------------------------
                                         Anthony R. Burriesci
                                         Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Identification of Exhibit
------            -------------------------
3(i)              Amended and Restated Certificate of Incorporation of the
                  Holding Company

27 Financial Data Schedule for the three months ended March 31, 1998 (filed electronically only)

27.1 Restated Financial Data Schedule for the three months ended March 31, 1997 (filed electronically only)