Form 10-Q
period 1998-06-30
DIME BANCORP INC
filed 1998-08-14
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13094

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

         Yes  x                                                     No

The number of shares outstanding of the issuer's common stock, $0.01 par value, was 113,789,805 as of July 31, 1998.

                               DIME BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                          Page
                                                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of June 30, 1998 and
                    December 31, 1997                                                                        3

                Consolidated Statements of Income for the three months and six months ended
                    June 30, 1998 and 1997                                                                   4

                Consolidated Statement of Changes in Stockholders' Equity for the six months
                    ended June 30, 1998                                                                      5

                Consolidated Statements of Cash Flows for the six months ended June 30, 1998
                   and 1997                                                                                  6

                Consolidated Statements of Comprehensive Income for the three months and
                    six months ended June 30, 1998 and 1997                                                  7

                Notes to Consolidated Financial Statements                                                   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                               10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          27

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   28

Item 4.  Submission of Matters to a Vote of Security Holders                                                 30

Item 6.  Exhibits and Reports on Form 8-K                                                                    31

SIGNATURES                                                                                                   32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           1998                1997
                                                                                       ------------        ------------
ASSETS
Cash and due from banks                                                                $    262,630        $    295,369
Money market investments                                                                     12,132             157,158
Securities available for sale                                                             2,919,605           4,992,304
Federal Home Loan Bank of New York stock                                                    324,106             303,287
Loans held for sale                                                                       3,022,167           1,841,862
Loans receivable, net:
    Residential real estate loans                                                         9,465,261           9,848,593
    Commercial real estate loans                                                          2,413,922           2,263,023
    Consumer loans                                                                          865,546             773,817
    Business loans                                                                          165,184              99,074
    Allowance for loan losses                                                              (109,934)           (104,718)
                                                                                       ------------        ------------
        Total loans receivable, net                                                      12,799,979          12,879,789
                                                                                       ------------        ------------
Accrued interest receivable                                                                 101,711             106,829
Premises and equipment, net                                                                 163,550             150,805
Mortgage servicing assets                                                                   527,781             341,906
Other assets                                                                                780,230             778,691
                                                                                       ------------        ------------
Total assets                                                                           $ 20,913,891        $ 21,848,000
                                                                                       ============        ============

LIABILITIES
Deposits                                                                               $ 14,032,643        $ 13,847,275
Securities sold under agreements to repurchase                                            1,229,263           2,975,774
Federal Home Loan Bank of New York advances                                               3,256,615           2,786,751
Senior notes                                                                                142,577             142,475
Guaranteed preferred beneficial interests in Holding Company's junior
    subordinated deferrable interest debentures                                             196,149             196,137
Other borrowed funds                                                                        271,089             218,175
Other liabilities                                                                           455,172             366,555
                                                                                       ------------        ------------
        Total liabilities                                                                19,583,508          20,533,142
                                                                                       ------------        ------------

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (350,000,000 and 200,000,000 shares authorized at June 30, 1998 and December 31, 1997, respectively; 120,256,459
    shares issued at June 30, 1998 and December 31, 1997)                                     1,203               1,203
Additional paid-in capital                                                                1,161,575           1,158,221
Retained earnings                                                                           358,806             261,201
Treasury stock, at cost (6,723,164 and 3,898,132 shares at June 30, 1998 and
    December 31, 1997, respectively)                                                       (181,637)            (95,221)
Accumulated other comprehensive losses, net of taxes                                         (2,028)             (9,534)
Unearned compensation                                                                        (7,536)             (1,012)
                                                                                       ------------        ------------
        Total stockholders' equity                                                        1,330,383           1,314,858
                                                                                       ------------        ------------
Total liabilities and stockholders' equity                                             $ 20,913,891        $ 21,848,000
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

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                          ENDED                         ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                  -----------------------       -----------------------
                                                                    1998           1997           1998           1997
                                                                  --------       --------       --------       --------
INTEREST INCOME
Residential real estate loans                                     $225,465       $150,915       $446,252       $298,019
Commercial real estate loans                                        49,406         48,629         98,879         88,463
Consumer loans                                                      17,181         15,270         33,503         31,001
Business loans                                                       2,938          1,105          5,375          2,076
Mortgage-backed securities                                          50,878        109,307        123,938        216,958
Other securities                                                     9,677          5,696         17,548         11,251
Money market investments                                             1,566          8,046          4,415         16,071
                                                                  --------       --------       --------       --------
        Total interest income                                      357,111        338,968        729,910        663,839
                                                                  --------       --------       --------       --------

INTEREST EXPENSE
Deposits                                                           139,037        138,912        278,065        272,087
Borrowed funds                                                      87,237         80,959        185,097        155,382
                                                                  --------       --------       --------       --------
        Total interest expense                                     226,274        219,871        463,162        427,469
                                                                  --------       --------       --------       --------
        Net interest income                                        130,837        119,097        266,748        236,370
Provision for loan losses                                            8,000         23,000         16,000         33,000
                                                                  --------       --------       --------       --------
        Net interest income after provision for loan losses        122,837         96,097        250,748        203,370
                                                                  --------       --------       --------       --------

NON-INTEREST INCOME
Loan servicing fees and charges                                     42,631         12,978         85,081         24,861
Banking service fees                                                10,168          7,543         19,168         14,466
Securities and insurance brokerage fees                              8,957          5,767         16,467         11,818
Net gains on sales activities                                       63,743          2,799        108,991          4,882
Other                                                                2,491            149          4,817            814
                                                                  --------       --------       --------       --------
        Total non-interest income                                  127,990         29,236        234,524         56,841
                                                                  --------       --------       --------       --------

NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                              69,661         34,474        134,456         69,215
    Occupancy and equipment, net                                    22,467         13,561         44,331         26,896
    Other                                                           55,757         25,655        102,332         49,960
                                                                  --------       --------       --------       --------
        Total general and administrative expense                   147,885         73,690        281,119        146,071
Amortization of mortgage servicing assets                           16,897          5,267         33,832         10,469
Other real estate owned expense, net                                   359          1,581            446          4,633
                                                                  --------       --------       --------       --------
        Total non-interest expense                                 165,141         80,538        315,397        161,173
                                                                  --------       --------       --------       --------
Income before income tax expense                                    85,686         44,795        169,875         99,038
Income tax expense                                                  27,420         17,023         54,360         38,350
                                                                  --------       --------       --------       --------
Net income                                                        $ 58,266       $ 27,772       $115,515       $ 60,688
                                                                  ========       ========       ========       ========

PER COMMON SHARE
Basic earnings                                                    $   0.51       $   0.27       $   1.01       $   0.58
Diluted earnings                                                      0.50           0.26           0.99           0.57
Dividends declared                                                    0.05           0.04           0.09           0.04

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  ------------------------------------------------------------------------------------------------
                                                                                        ACCUMULATED
                                                                                           OTHER
                                                ADDITIONAL                 TREASURY     COMPREHENSIVE                   TOTAL
                                     COMMON      PAID-IN      RETAINED      STOCK,         LOSSES,      UNEARNED     STOCKHOLDERS'
                                     STOCK       CAPITAL      EARNINGS      AT COST      NET OF TAXES  COMPENSATION     EQUITY
                                  -----------  -----------  -----------   -----------   -------------  ------------  -------------
Balance at beginning of period    $     1,203  $ 1,158,221  $   261,201   $   (95,221)  $    (9,534)   $    (1,012)  $ 1,314,858
Net income                               --           --        115,515          --            --             --         115,515
Other comprehensive income               --           --           --            --           7,506           --           7,506
Cash dividends declared on
    common stock                         --           --        (10,295)         --            --             --         (10,295)
Common stock issued under
    employee benefit plans               --           --         (7,615)       26,690          --           (7,748)       11,327
Treasury stock purchased                 --           --           --        (113,106)         --             --        (113,106)
Amortization of unearned
    compensation                         --           --           --            --            --            1,224         1,224
Tax benefit on stock options
    exercised                            --          3,354         --            --            --             --           3,354
                                  -----------  -----------  -----------   -----------   -----------    -----------   -----------
Balance at end of period          $     1,203  $ 1,161,575  $   358,806   $  (181,637)  $    (2,028)   $    (7,536)  $ 1,330,383
                                  ===========  ===========  ===========   ===========   ===========    ===========   ===========

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     ------------------------------
                                                                                         1998               1997
                                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $   115,515        $    60,688
Adjustments to reconcile net income to net cash (used) provided by operating activities:
        Provisions for loan and other real estate owned losses                            16,203             35,014
        Depreciation and amortization of premises and equipment                           13,492              8,618
        Other amortization and accretion, net                                             60,243             27,481
        Provision for deferred income tax expense                                         44,572             28,991
        Net securities gains                                                             (16,946)            (3,692)
        Net increase in loans held for sale                                             (697,194)          (113,162)
        Other, net                                                                      (206,762)            18,169
                                                                                     -----------        -----------
            Net cash (used) provided by operating activities                            (670,877)            62,107
                                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                              (181,736)        (1,164,313)
Purchases of securities held to maturity                                                    --              (75,935)
Proceeds from sales of securities available for sale                                   1,489,480            350,044
Proceeds from maturities of securities available for sale and held to maturity           791,041            696,080
Purchases of Federal Home Loan Bank of New York stock                                    (20,819)              --
Loans receivable originated and purchased, net of principal payments                    (453,506)          (415,279)
Proceeds from sales of loans receivable                                                    2,257              2,524
Acquisitions, net of cash and cash equivalents acquired                                     --              (86,006)
Proceeds from bulk sales of non-performing assets                                           --               93,063
Proceeds from sales of other real estate owned                                             8,732             24,258
Purchases of mortgage servicing rights                                                      --              (22,816)
Proceeds from sales of mortgage servicing rights                                          39,292               --
Purchases of premises and equipment, net                                                 (26,164)           (12,534)
                                                                                     -----------        -----------
            Net cash provided (used) by investing activities                           1,648,577           (610,914)
                                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                 185,212             31,174
Net decrease in borrowings with original maturities of three months or less             (990,439)           (95,551)
Proceeds from issuance of guaranteed preferred beneficial interests in Holding
    Company's junior subordinated deferrable interest debentures                            --              196,474
Proceeds from other borrowings                                                              --              727,875
Repayments of other borrowings                                                          (238,164)          (270,202)
Proceeds from issuance of common and treasury stock                                       11,327              5,445
Purchases of treasury stock                                                             (113,106)           (27,482)
Cash dividends paid on common stock                                                      (10,295)            (4,169)
                                                                                     -----------        -----------
            Net cash (used) provided by financing activities                          (1,155,465)           563,564
                                                                                     -----------        -----------

Net (decrease) increase in cash and cash equivalents                                    (177,765)            14,757
Cash and cash equivalents at beginning of period                                         452,527            184,517
                                                                                     -----------        -----------
Cash and cash equivalents at end of period                                           $   274,762        $   199,274
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

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         FOR THE                       FOR THE
                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                                 -----------------------       -----------------------
                                   1998           1997           1998           1997
                                 --------       --------       --------       --------
Net income                       $ 58,266       $ 27,772       $115,515       $ 60,688
Other comprehensive income            779          8,459          7,506          2,215
                                 --------       --------       --------       --------
Total comprehensive income       $ 59,045       $ 36,231       $123,021       $ 62,903
                                 ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

        In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. The results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- EARNINGS PER COMMON SHARE

        The following table sets forth the computations of basic and diluted earnings per common share for the periods indicated.

                                                                        FOR THE                       FOR THE
                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                -----------------------       -----------------------
                                                                  1998           1997           1998           1997
                                                                --------       --------       --------       --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic earnings per common share:
    Net income                                                  $ 58,266       $ 27,772       $115,515       $ 60,688
    Weighted average number of common shares outstanding         114,016        104,422        114,584        104,687
    Basic earnings per common share                             $   0.51       $   0.27       $   1.01       $   0.58

Diluted earnings per common share:
    Net income                                                  $ 58,266       $ 27,772       $115,515       $ 60,688

    Weighted average number of common shares outstanding         114,016        104,422        114,584        104,687
    Common equivalent shares                                       1,790          1,609          1,893          1,655
                                                                --------       --------       --------       --------
    Weighted average number of diluted shares outstanding        115,806        106,031        116,477        106,342
                                                                ========       ========       ========       ========

    Diluted earnings per common share                           $   0.50       $   0.26       $   0.99       $   0.57


NOTE 3 -- SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          -------------------------
                                                                                            1998             1997
                                                                                          ---------       ---------
                                                                                                (IN THOUSANDS)
Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                                      $ 474,602       $ 401,890
    Income tax refunds (payments), net                                                        3,500            (339)

Supplemental non-cash investing information:
    Loans held for sale transferred to loans receivable                                     296,608            --
    Loans receivable transferred to loans held for sale                                     779,719            --
    Loans receivable transferred to other real estate owned                                  13,308           9,425
    In connection with acquisitions:
        Fair value of assets acquired, excluding cash and cash equivalents received            --           628,967
        Cash and cash equivalents received                                                     --             7,796
        Cash paid                                                                              --            93,802
        Fair value of liabilities assumed                                                      --           582,739
        Goodwill                                                                               --            39,778

NOTE 4 -- RECENT ACCOUNTING DEVELOPMENTS

        Effective as of January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," relating to collateral, repurchase agreements, dollar-rolls, securities lending, and similar transactions that had been deferred until that date by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The Company's adoption of the deferred provisions of SFAS No. 125 did not have a material impact on the Company's financial condition or results of operations.

        Effective as of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS No. 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of a statement of financial position. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. At June 30, 1998 and December 31, 1997, the Company's accumulated balance of other comprehensive income consisted solely of net unrealized losses on securities available for sale, net of related taxes.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier adoption of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after its issuance. SFAS No. 133 may not be applied retroactively to financial statements of prior periods. The Company has not yet determined when it will adopt SFAS No. 133. The Company has not completed its evaluation of the effect that the adoption of SFAS No. 133 will have upon its financial condition and results of operations.

        In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining computer software for internal use. Such costs are currently expensed by the Company as incurred. Amortization of capitalized computer software costs is to be recognized on a straight-line basis (unless another systematic and rational basis is more representative of the software's use) over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for years beginning after December 15, 1998, with earlier application encouraged. The Company does not believe that SOP 98-1, when adopted, will materially impact its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this quarterly report on Form 10-Q are forward-looking and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company, and the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations and interpretations thereof, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

RESULTS OF OPERATIONS

General

        The Company's net income for the second quarter of 1998 was $58.3 million, an increase of 109.8% from $27.8 million for the same period in 1997. Net income for the first six months of 1998 was $115.5 million, up 90.3% from $60.7 million for the comparable period in 1997. Diluted earnings per common share were $0.50 for the quarter ended June 30, 1998 and $0.99 for the first six months of 1998, as compared with $0.26 and $0.57 for the three months and six months ended June 30, 1997, respectively.

         The Company's annualized return on average stockholders' equity for the three- and six-month periods ended June 30, 1998 was 17.70% and 17.66%, respectively, up from 10.67% and 11.66% for the three- and six-month periods ended June 30, 1997, respectively. The Company's annualized return on average assets was 1.09% for the second quarter of 1998, as compared with 0.56% for the second quarter of 1997, and 1.07% for the first six months of 1998, as compared with 0.62% for the corresponding period in 1997.

        The higher levels of net income during the three- and six-month periods ended June 30, 1998 reflect a variety of factors, including: the expansion of the Company's mortgage banking operations, largely as a result of the acquisition of North American Mortgage Company ("NAMC") in October 1997 (the "NAMC Acquisition"); balance sheet restructuring initiatives; tax planning strategies; growth in fees related to sales of consumer financial services and products; and after-tax losses of $9.1 million ($14.6 million on a pretax basis) recognized during the second quarter of 1997 in connection with bulk sales of approximately $126 million of non-performing residential real estate loan assets in May 1997 (the "NPA Sales").

Net Interest Income

        Net interest income amounted to $130.8 million for the second quarter of 1998, an increase of $11.7 million, or 9.9%, as compared with the second quarter of 1997. For the first six months of 1998, net interest income totaled $266.7 million, up $30.4 million, or 12.9%, from the comparable 1997 period. The increases in net interest income reflect growth in the net interest margin and average interest-earning assets.

        The net interest margin increased to 2.66% and 2.64% for the three- and six-month periods ended June 30, 1998, respectively, from 2.52% for each of the comparable periods one year ago. The Company's interest rate spread was 2.65% for the second quarter of 1998, as compared with 2.42% for the second quarter of 1997, and 2.64% for the first six months of 1998, as compared with 2.40% for the first six months of 1997.

        Contributing significantly to the net interest margin improvements in the 1998 periods was the impact of the Company's strategy to emphasize loans and reduce its reliance on mortgage-backed securities ("MBS"). During the second quarter and first six months of 1998, as compared with the corresponding 1997 periods, the average balance of loans (including both loans receivable and loans held for sale) increased $4.8 billion, or 42.1%, and $4.7 billion, or 42.5%, respectively, while the average balance of MBS declined $3.7 billion, or 55.2%, and $3.0 billion, or 45.5%, respectively. Loans represented 81.8% of total average interest-earning assets for the second quarter of 1998 and 79.0% for the first six months of 1998, up from 60.1% for the second quarter of 1997 and 59.6% for the first six months of 1997. The net interest margins during the 1998 periods also benefited from lower overall funding costs, primarily due to reduced deposit costs, and higher yields on securities. The net interest margins were unfavorably affected during the 1998 periods by lower overall yields on loans, a flat interest rate yield curve, the funding of treasury stock purchases, and a $150.0 million investment made in a bank-owned life insurance program (the "BOLI Program") during the third quarter of 1997. (Revenues associated with the BOLI Program are reflected in non-interest income.) The Company expects that the flat interest rate yield curve, if sustained, will continue to exert pressure on its net interest income and net interest margin.

        The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the tables below.

                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                ------------------------------------------------------------------------
                                                               1998                                 1997
                                                -----------------------------------  -----------------------------------
                                                                            AVERAGE                              AVERAGE
                                                  AVERAGE                    YIELD/    AVERAGE                   YIELD/
                                                  BALANCE      INTEREST      COST      BALANCE      INTEREST      COST
                                                -----------  -----------    -------  -----------  -----------    -------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans:
        Residential real estate (1)             $12,887,433  $   225,465      7.00%  $ 8,372,476  $   150,915      7.21%
        Commercial real estate                    2,335,467       49,406      8.46     2,263,548       48,629      8.59
        Consumer                                    830,590       17,181      8.30       711,018       15,270      8.61
        Business                                    138,723        2,938      8.49        47,647        1,105      9.30
                                                -----------  -----------             -----------  -----------
            Total loans                          16,192,213      294,990      7.29    11,394,689      215,919      7.58
                                                -----------  -----------             -----------  -----------
    MBS                                           2,963,013       50,878      6.87     6,618,557      109,307      6.61
    Other securities                                517,107        9,677      7.50       366,117        5,696      6.24
    Money market investments                        111,146        1,566      5.59       575,002        8,046      5.54
                                                -----------  -----------             -----------  -----------
            Total interest-earning assets        19,783,479      357,111      7.22    18,954,365      338,968      7.15
                                                             -----------                          -----------
Other assets                                      1,614,262                              791,871
                                                -----------                          -----------
Total assets                                    $21,397,741                          $19,746,236
                                                ===========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Deposits:
        Demand                                  $ 1,889,293        2,445      0.52   $ 1,236,047        2,143      0.70
        Savings                                   2,352,718       12,221      2.08     2,503,437       15,504      2.48
        Money market                              2,034,744       19,746      3.89     1,966,423       18,324      3.74
        Time                                      7,734,774      104,625      5.43     7,470,223      102,941      5.53
                                                -----------  -----------             -----------  -----------
            Total deposits                       14,011,529      139,037      3.98    13,176,130      138,912      4.23
                                                -----------  -----------             -----------  -----------
    Borrowed funds:
        Securities sold under agreements
            to repurchase                         1,304,436       18,442      5.59     3,935,503       56,128      5.64
        Federal Home Loan Bank of New
            York ("FHLBNY") advances              3,725,867       54,884      5.83       971,673       14,491      5.90
        Other                                       738,924       13,911      7.53       465,939       10,340      8.87
                                                -----------  -----------             -----------  -----------
            Total borrowed funds                  5,769,227       87,237      5.99     5,373,115       80,959      5.97
                                                -----------  -----------             -----------  -----------
            Total interest-bearing liabilities   19,780,756      226,274      4.57    18,549,245      219,871      4.73
                                                             -----------                          -----------
Other liabilities                                   300,197                              155,765
Stockholders' equity                              1,316,788                            1,041,226
                                                -----------                          -----------
Total liabilities and stockholders' equity      $21,397,741                          $19,746,236
                                                ===========                          ===========
Net interest income                                          $   130,837                          $   119,097
                                                             ===========                          ===========
Interest rate spread                                                          2.65                                 2.42
Net interest margin                                                           2.66                                 2.52

(1) Includes loans receivable and loans held for sale.

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                ------------------------------------------------------------------------------
                                                               1998                                       1997
                                                -----------------------------------     --------------------------------------
                                                                            AVERAGE                                    AVERAGE
                                                  AVERAGE                    YIELD/       AVERAGE                       YIELD/
                                                  BALANCE       INTEREST     COST         BALANCE       INTEREST        COST
                                                -----------    -----------  -------     -----------    -----------     -------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans:
        Residential real estate (1)             $12,650,188    $   446,252    7.06%     $ 8,299,013    $   298,019       7.18%
        Commercial real estate                    2,293,239         98,879    8.62        2,070,440         88,463       8.55
        Consumer                                    806,443         33,503    8.38          723,574         31,001       8.63
        Business                                    124,269          5,375    8.72           44,811          2,076       9.34
                                                -----------    -----------              -----------    -----------
            Total loans                          15,874,139        584,009    7.36       11,137,838        419,559       7.54
                                                -----------    -----------              -----------    -----------
    MBS                                           3,598,115        123,938    6.89        6,601,816        216,958       6.57
    Other securities                                474,155         17,548    7.44          361,098         11,251       6.27
    Money market investments                        158,185          4,415    5.56          594,241         16,071       5.38
                                                -----------    -----------              -----------    -----------
            Total interest-earning assets        20,104,594        729,910    7.27       18,694,993        663,839       7.10
                                                               -----------                             -----------
Other assets                                      1,574,883                                 774,429
                                                -----------                             -----------
Total assets                                    $21,679,477                             $19,469,422
                                                ===========                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Deposits:
        Demand                                  $ 1,768,403          4,916    0.56      $ 1,182,868          4,041       0.69
        Savings                                   2,364,458         25,362    2.16        2,474,579         30,496       2.49
        Money market                              2,009,818         37,473    3.76        1,982,437         36,831       3.75
        Time                                      7,779,764        210,314    5.45        7,357,743        200,719       5.50
                                                -----------    -----------              -----------    -----------
            Total deposits                       13,922,443        278,065    4.03       12,997,627        272,087       4.22
                                                -----------    -----------              -----------    -----------
    Borrowed funds:
        Securities sold under agreements
          to repurchase                           1,804,646         51,116    5.63        3,815,774        107,178       5.59
        FHLBNY advances                           3,698,333        108,523    5.84        1,053,113         30,504       5.76
        Other                                       643,616         25,458    7.91          402,482         17,700       8.79
                                                -----------    -----------              -----------    -----------
            Total borrowed funds                  6,146,595        185,097    5.99        5,271,369        155,382       5.87
                                                -----------    -----------              -----------    -----------
            Total interest-bearing liabilities   20,069,038        463,162    4.63       18,268,996        427,469       4.70
Other liabilities                                   302,377    -----------                  159,766    -----------
Stockholders' equity                              1,308,062                               1,040,660
                                                -----------                             -----------
Total liabilities and stockholders' equity      $21,679,477                             $19,469,422
                                                ===========                             ===========
Net interest income                                            $   266,748                             $   236,370
                                                               ===========                             ===========
Interest rate spread                                                          2.64                                       2.40
Net interest margin                                                           2.64                                       2.52

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

                                            FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                             JUNE 30, 1998 VERSUS 1997                   JUNE 30, 1998 VERSUS 1997
                                        -------------------------------------     -------------------------------------
                                                INCREASE (DECREASE)                        INCREASE (DECREASE)
                                        -------------------------------------     -------------------------------------
                                          DUE TO        DUE TO                      DUE TO        DUE TO
                                          VOLUME         RATE         TOTAL         VOLUME         RATE         TOTAL
                                        ---------     ---------     ---------     ---------     ---------     ---------
                                                                        (IN THOUSANDS)
Interest income:
    Loans:
        Residential real estate (1)     $  79,113     $  (4,563)    $  74,550     $ 153,583     $  (5,350)    $ 148,233
        Commercial real estate              1,529          (752)          777         9,600           816        10,416
        Consumer                            2,490          (579)        1,911         3,465          (963)        2,502
        Business                            1,937          (104)        1,833         3,446          (147)        3,299
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total loans                    85,069        (5,998)       79,071       170,094        (5,644)      164,450
                                        ---------     ---------     ---------     ---------     ---------     ---------
    MBS                                   (62,609)        4,180       (58,429)     (103,009)        9.989       (93,020)
    Other securities                        2,668         1,313         3,981         3,936         2,361         6,297
    Money market investments               (6,535)           55        (6,480)      (12,155)          499       (11,656)
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total interest income          18,593          (450)       18,143        58,866         7,205        66,071
                                        ---------     ---------     ---------     ---------     ---------     ---------

Interest expense:
    Deposits:
        Demand                                938          (636)          302         1,730          (855)          875
        Savings                              (892)       (2,391)       (3,283)       (1,312)       (3,822)       (5,134)
        Money market                          649           773         1,422           510           132           642
        Time                                3,601        (1,917)        1,684        11,423        (1,828)        9,595
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total deposits                  4,296        (4,171)          125        12,351        (6,373)        5,978
                                        ---------     ---------     ---------     ---------     ---------     ---------
    Borrowed funds:
        Securities sold under
            agreements to repurchase      (37,202)         (484)      (37,686)      (56,957)          895       (56,062)
        FHLBNY advances                    40,573          (180)       40,393        77,616           403        78,019
        Other                               5,328        (1,757)        3,571         9,691        (1,933)        7,758
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total borrowed funds            8,699        (2,421)        6,278        30,350          (635)       29,715
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total interest expense         12,995        (6,592)        6,403        42,701        (7,008)       35,693
                                        ---------     ---------     ---------     ---------     ---------     ---------
Net interest income                     $   5,598     $   6,142     $  11,740     $  16,165     $  14,213     $  30,378
                                        =========     =========     =========     =========     =========     =========

(1) Includes loans receivable and loans held for sale.


Provision for Loan Losses

        The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $8.0 million for the second quarter of 1998 and $16.0 million for the first six months of 1998. In comparison, the provision for loan losses was $23.0 million and $33.0 million for the three- and six-month periods ended June 30, 1997, respectively. The decreases in the 1998 periods were substantially attributable to a $14.0 million special provision for loan losses recognized during the second quarter of 1997 in connection with the NPA Sales.


Non-Interest Income

        General. Non-interest income for the three months and six months ended June 30, 1998 was $128.0 million and $234.5 million, respectively. This compares with $29.2 million and $56.8 million for the three months and six months ended June 30, 1997, respectively. The increased levels of non-interest income in the 1998 periods were principally associated with the Company's expansion of its mortgage banking operations, largely due to the NAMC Acquisition. Non-interest income represented 49.5% of total revenues for the second quarter of 1998, as compared with 19.7% for the second quarter of 1997, and 46.8% for the first six months of 1998, as compared with 19.4% for the first six months of 1997.

        Loan Servicing Fees and Charges. Loan servicing fees and charges, which includes revenues earned from servicing loans for third parties and loan production activities, amounted to $42.6 million for the three months ended June 30, 1998 and $85.1 million for the first six months of 1998, up $29.7 million and $60.2 million as compared with the respective prior year periods. Of the increases for the three- and six-month periods ended June 30, 1998, approximately $19 million and $40 million, respectively, were associated with growth in loan production fees as a result of expanded loan production levels (see "Financial Condition -- Loans"). Also contributing to the increases in loan servicing fees and charges in the 1998 periods was the expansion of the Company's portfolio of loans serviced for others. At June 30, 1998, the Company owned the servicing rights to $25.0 billion of loans owned by others, up from $10.8 billion one year earlier. In connection with the bulk sales of certain loan servicing rights, the Company was subservicing, for a fee, loans with principal balances aggregating $6.9 billion at June 30, 1998. The transfer of the servicing responsibility to the purchasers of these loan servicing rights was completed in early August 1998.

        Banking Service Fees. Banking service fees for the second quarter of 1998 amounted to $10.2 million, an increase of $2.6 million, or 34.8%, from the comparable quarter of 1997. Banking service fees for the first six months of 1998 were $19.2 million, reflecting growth of $4.7 million, or 32.5%, from the corresponding period in 1997. The higher levels of banking service fees were principally attributable to changes in the Company's fee structure, together with volume increases in certain underlying transactions.

        Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees totaled $9.0 million for the quarter ended June 30, 1998, up $3.2 million, or 55.3%, as compared with the second quarter of 1997. For the first six months of 1998, securities and insurance brokerage fees were $16.5 million, an increase of $4.6 million, or 39.3%, from the comparable 1997 period. These increases largely reflect growth in insurance-related fees, principally due to the expansion of the Company's insurance product line and the number of states in which the products are sold as a result of the NAMC Acquisition (pursuant to which the Company acquired NAMC's insurance subsidiaries).

        Net Gains on Sales Activities. Net gains on sales activities increased to $63.7 million and $109.0 million for the three- and six-month periods ended June 30, 1998, respectively, from $2.8 million and $4.9 million for the three- and six-month periods ended June 30, 1997, respectively. These increases were largely associated with net gains on loans held for sale, which rose $64.5 million for the second quarter of 1998 and $89.9 million for the first six months of 1998, as compared with the respective prior year periods. The net gains on loan sales for the six months ended June 30, 1998 were reduced by net losses of $11.0 million (substantially all of which were incurred during the first quarter of the year) associated with $780 million of relatively lower-yielding loans receivable that were transferred to loans held for sale during the first six months of 1998 in connection with the Company's ongoing balance sheet restructuring activities. Loans sold into the secondary market by the Company amounted to $7.3 billion for the second quarter of 1998 and $11.6 billion for the first six months of 1998, as compared with $0.4 billion during the second quarter of 1997 and $0.6 billion during the first six months of 1997.

        Also contributing to the growth in net gains on sales activities for the first six months of 1998, as compared with the comparable 1997 period, was a $13.3 million increase in net gains on securities transactions and net gains of $5.8 million recognized in connection with a bulk sale of loan servicing rights during the first quarter of 1998.

        The growth in net gains on securities transactions for the first six months of 1998, as compared with the first six months of 1997, resulted primarily from sales of substantially all of the $1.4 billion of MBS that had been designated for sale in connection with the transfer of the Company's entire portfolio of securities held to maturity to securities available for sale in December 1997. At that time, the Company recognized a loss of $25.2 million associated with the write-down to estimated fair value of those MBS designated for sale with unrealized losses, but subsequent favorable movements in interest rates resulted in higher than initially anticipated sales prices.

        During the first quarter of 1998, the Company, in a bulk sale, sold the servicing rights to $4.8 billion of loans. (The Company did not have any bulk sales of loan servicing rights during the second quarter of 1998 or during the first six months of 1997.) This sale was associated with the Company's risk management program and was intended to reduce the impact of a declining long-term interest rate environment on the value of the Company's mortgage servicing assets. Bulk sales of loan servicing rights are dependent on a variety of factors, including market conditions and existing operating strategies; thus, the level of future bulk sales of loan servicing rights, if any, cannot currently be predicted.

        Other. Other non-interest income for the three- and six-month periods ended June 30, 1998 amounted to $2.5 million and $4.8 million, respectively, up from $0.1 million and $0.8 million for the second quarter and first six months of 1997, respectively. These increases were due substantially to revenues earned in connection with the BOLI Program, which was initiated during the third quarter of 1997. In general, under this program, which is intended to help defray certain costs associated with the Company's employee benefit plans, the Company purchases, owns, and is the beneficiary of insurance policies on the lives of certain employees who consent to being covered under the program.

Non-Interest Expense

        General. Non-interest expense amounted to $165.1 million for the quarter ended June 30, 1998, as compared with $80.5 million for the corresponding quarter of 1997. For the first six months of 1998, non-interest expense totaled $315.4 million, up from $161.2 million for the comparable 1997 period. The higher levels of non-interest expense substantially reflect the Company's expansion of its mortgage banking operations, largely as a result of the NAMC Acquisition.

        General and Administrative ("G&A") Expense. G&A expense, which amounted to $147.9 million for the second quarter of 1998 and $281.1 million for the first six months of 1998, rose $74.2 million and $135.0 million as compared with the respective periods one year ago. Such increases, as noted above, substantially resulted from the Company's expansion of its mortgage banking operations.

        Compensation and employee benefits expense totaled $69.7 million for the three-month period ended June 30, 1998 and $134.5 million for the first six months of 1998. In comparison, such expense was $34.5 million and $69.2 million for the three- and six-month periods ended June 30, 1997, respectively. The Company's full-time equivalent employee complement increased to 6,718 at June 30, 1998 from 6,000 at year-end 1997 and from 3,011 at June 30, 1997.

        Occupancy and equipment expense, net, increased to $22.5 million for the quarter ended June 30, 1998 from $13.6 million for the corresponding quarter of 1997. For the first six months of 1998, occupancy and equipment expense, net, was $44.3 million, up from $26.9 million for the comparable year-earlier period.

         Other G&A expense amounted to $55.8 million for the second quarter of 1998, an increase of $30.1 million as compared with the second quarter of 1997, and $102.3 million for the first six months of 1998, an increase of $52.4 million from the comparable period in 1997. Other G&A expense for the second quarter and first six months of 1998 included $4.6 million and $7.6 million, respectively, associated with the Company's plan to prepare its computer systems for the year 2000 (the "Year 2000 Plan"), which is further described in the Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (No such costs were incurred during the first six months of 1997.)

         In connection with the implementation of its Year 2000 Plan, the Company has completed the assessment and analysis of its systems, substantially completed the remediation of its business critical systems, and commenced the testing of such critical systems. Additionally, the Company is in the process of establishing testing procedures to confirm the readiness of its business critical systems interfaces with third parties. Further, the Company has established contingency plans with respect to any business critical system that may not satisfactorily perform during the testing phase in an attempt to mitigate potential material adverse effects on the Company. However, the Company cannot guarantee that these efforts will be accomplished in a timely manner or that the failure thereof will not have a material adverse effect on the Company. In connection with the Year 2000 Plan, the Company currently estimates that it will incur total pretax expenses of approximately $20 million, of which approximately 75% is expected to be incurred during 1998. The Company has incurred $8.9 million of such expenses through June 30, 1998.

        Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets increased to $16.9 million for the second quarter of 1998 from $5.3 million for the second quarter of 1997 and to $33.8 million for the first six months of 1998 from $10.5 million for the first six months of 1997. These increases were substantially attributable to growth in mortgage servicing assets, which rose to $527.8 million at June 30, 1998 from $122.1 million one year earlier.

        In a declining long-term interest rate environment, actual or expected prepayments of the loans underlying the Company's mortgage servicing assets portfolio may increase, which would have an adverse impact on the value of such assets. In connection therewith, the Company uses certain derivative financial instruments as a hedge against its mortgage servicing assets (see "Asset/Liability Management -- Derivative Financial Instruments") and, during the first quarter of 1998 and the fourth quarter of 1997, sold $4.8 billion and $3.0 billion, respectively, in principal amount of loan servicing rights, which resulted in reductions in the carrying value of mortgage servicing assets of approximately $88 million and $57 million, respectively.

        Other Real Estate Owned ("ORE") Expense, Net. ORE expense, net, declined to $0.4 million for the second quarter of 1998 from $1.6 million for the comparable quarter of 1997, which included a $0.6 million charge associated with the NPA Sales. For the first six months of 1998, ORE expense, net, was $0.4 million, down from $4.6 million for the first six months of 1997, primarily reflecting a lower average balance of ORE.

Income Tax Expense

        The Company recorded income tax expense of $27.4 million and $54.4 million for the three- and six-month periods ended June 30, 1998, respectively, as compared with $17.0 million and $38.4 million for the respective prior year periods. The increased levels of income tax expense reflect growth in pretax earnings, the impact of which was partially offset by lower effective income tax rates. The Company's effective income tax rate was 32.0% for both the second quarter and first six months of 1998, down from 38.0% and 38.7% for the second quarter and first six months of 1997, respectively. The reductions in the Company's effective income tax rate were primarily attributable to the ongoing restructuring of the assets within the legal entities that comprise the Company's affiliated group.

ASSET/LIABILITY MANAGEMENT

General

        The Company's asset/liability management is governed by policies that are reviewed and approved annually by the Boards of Directors of the Holding Company and the Bank, which oversee the development and execution of risk management strategies in furtherance of these polices. The Asset/Liability Management Committee, which is comprised of members of the Company's senior management, monitors the Company's interest rate risk position and related strategies.

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

        The Company's sensitivity to interest rates is driven primarily by the mismatch between the term to maturity or repricing of its interest-earning assets and that of its interest-bearing liabilities. Historically, the Company's interest-bearing liabilities have repriced or matured, on average, sooner than its interest-earning assets.

        The Company is also exposed to interest rate risk arising from the "option risk" embedded in many of the Company's interest-earning assets. For example, mortgages and the mortgages underlying MBS may contain prepayment options, interim and lifetime interest rate caps and other such features affected by changes in interest rates. Prepayment option risk affects mortgage-related assets in both rising and falling interest rate environments as the financial incentive to refinance a mortgage loan is directly related to the level of the existing interest rate on the loan relative to current market interest rates.

        Extension risk on mortgage-related assets is the risk that the duration of such assets may increase as a result of declining prepayments due to rising interest rates. Certain mortgage-related assets are more sensitive to changes in interest rates than others, resulting in a higher risk profile. Because the Company's interest-bearing liabilities are not similarly affected, the gap between the duration of the Company's interest-earning assets and interest-bearing liabilities generally increases as interest rates rise. In addition, in a rising interest rate environment, adjustable-rate assets may reach interim or lifetime interest rate caps, thereby limiting the amount of their upward adjustment, which effectively lengthens the duration of such assets.

        Lower interest rate environments may also present interest rate risk exposure. In general, lower interest rate environments tend to accelerate prepayment rates, thus reducing the duration of mortgage-related assets and accelerating the amortization of any premiums paid in the acquisition of these assets. The amortization of any premiums over a shorter than expected term causes yields on the related assets to decline from anticipated levels. In addition, unanticipated accelerated prepayment rates increase the likelihood of potential losses of net future servicing revenues associated with the Company's mortgage servicing assets.

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

Derivative Financial Instruments

        The Company currently uses a variety of derivative financial instruments to assist in managing its interest rate risk exposures and, on a limited basis, for trading purposes. Derivative financial instruments employed by the Company at June 30, 1998 were interest rate swaps, interest rate swaptions, interest rate floors, interest rate caps, forward contracts to purchase or sell loans or securities, and options to purchase or sell certain of these and other instruments. While the Company's use of derivative financial instruments has served to mitigate the unfavorable effects that changes in interest rates may have on its results of operations, the Company continues to be subject to interest rate risk.

        Interest Rate Risk Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. Consequently, the Company uses derivative financial instruments in its efforts to reduce the repricing risk.

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

        The pay-fixed interest rate swaps are used to modify specific fixed-rate assets and variable-rate liabilities and thereby improve the stability of the Company's net interest margin. Interest rate caps are used to hedge the periodic and lifetime rate caps embedded in specific adjustable-rate loans and securities. Interest rate swaptions are used to hedge the repricing risk on certain assets with high prepayment risk.

        The following table sets forth the characteristics of derivative financial instruments used by the Company at June 30, 1998 for interest rate risk management purposes, segregated by the activities that they hedge.

                                                                                                 WEIGHTED AVERAGE
                                                                                   ESTIMATED           RATE
                                                                        NOTIONAL     FAIR     ----------------------
                                                                         AMOUNT      VALUE     RECEIVE       PAY
                                                                       ----------  ---------  ----------- ----------
                                                                                  (DOLLARS IN THOUSANDS)
Interest rate swaps (pay fixed/receive variable) hedging:
    Loans receivable                                                   $1,500,793  $(24,252)     5.66%      6.40%
    Securities available for sale                                          54,960      (340)     5.66       6.27
    Short-term borrowed funds                                              25,000       (23)     5.65       6.33
Interest rate caps hedging loans receivable                               273,956       --        -- (1)     -- (1)
Interest rate caps hedging securities available for sale                  289,739       --        -- (2)     -- (2)
Interest rate swaptions hedging loans receivable                           40,000        24       -- (3)     -- (3)
                                                                       ----------  --------
Total                                                                  $2,184,448  $(24,591)
                                                                       ==========  ========


(1)  The weighted average strike rate was 8.00%.

(2)  The weighted average strike rate was 8.00%.

(3)  The weighted average strike rate was 6.75%.


        The use of derivative financial instruments for interest rate risk management purposes resulted in reductions in net interest income during the three months and six months ended June 30, 1998 of $5.2 million and $10.7 million, respectively, as compared with reductions in net interest income during the three months and six months ended June 30, 1997 of $4.6 million and $9.5 million, respectively.

        Mortgage Banking Risk Management Instruments. The Company uses three major classes of derivative financial instruments to protect against the impact of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: interest rate swaps, where the Company receives a fixed rate and pays a floating rate; interest rate floors, where the Company receives the difference, if any, between a designated average long-term interest rate (usually the ten-year constant maturity Treasury index) and a specified strike rate; and interest rate caps, where the Company receives the excess, if any, of a designated floating rate (usually LIBOR) over a specified rate.

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

        The following table sets forth the characteristics of derivative financial instruments used by the Company at June 30, 1998 in connection with its mortgage banking activities, segregated by the activities that they hedge.

                                                                                                 WEIGHTED AVERAGE
                                                                                   ESTIMATED           RATE
                                                                        NOTIONAL     FAIR     ----------------------
                                                                         AMOUNT      VALUE     RECEIVE       PAY
                                                                      -----------  ---------  ----------- ----------
                                                                                  (DOLLARS IN THOUSANDS)
Interest rate swaps (pay variable/receive fixed) hedging mortgage
    servicing assets                                                  $   800,000  $  7,047     6.07%        5.76%
Interest rate floors hedging mortgage servicing assets                  1,915,195    28,393       -- (1)       -- (1)
Interest rate caps hedging mortgage servicing assets                      400,000    16,274       -- (2)       -- (2)
Forward contracts hedging loans held for sale                           3,450,009    (5,390)      --           --
Put options (vs. United States Treasury-based futures) hedging loans
    held for sale                                                          20,000       294       --           --
Put options on MBS forward contracts hedging loans held for sale           36,500        19       --           --
                                                                      -----------  --------
Total                                                                 $ 6,621,704  $ 46,637
                                                                      ===========  ========

(1)  The weighted average strike rate was 5.69%.

(2)  The weighted average strike rate was 6.09%.

        Trading Instruments. At June 30, 1998, the derivative financial instruments used by the Company for trading purposes consisted of interest rate caps with a notional amount of $361.0 million. The estimated fair value of such instruments at that date was $0.5 million. These interest rate caps had a weighted average strike rate of 7.04% at the end of the second quarter of 1998.

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

        The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities, and related derivative financial instruments at June 30, 1998. The amount of each asset, liability, or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                                                OVER ONE
                                                                                THROUGH        OVER
                                                                  ONE YEAR       THREE         THREE
                                                                   OR LESS       YEARS         YEARS          TOTAL
                                                                  --------      --------      --------      --------
                                                                                 (DOLLARS IN MILLIONS)
Interest-earning assets:
    Loans                                                         $  8,812      $  4,225      $  2,895      $ 15,932
    MBS                                                              2,453           226            45         2,724
    Other                                                               33             4           495           532
                                                                  --------      --------      --------      --------
        Total interest-earning assets                               11,298         4,455         3,435        19,188
                                                                  --------      --------      --------      --------
Interest-bearing liabilities:
    Deposits                                                         7,600         3,106         3,326        14,032
    Borrowed funds                                                   4,834            51           211         5,096
                                                                  --------      --------      --------      --------
        Total interest-bearing liabilities                          12,434         3,157         3,537        19,128
                                                                  --------      --------      --------      --------
Periodic gap before impact of derivative financial instruments      (1,136)        1,298          (102)           60
Impact of derivative financial instruments                           1,297          (372)         (925)         --
                                                                  --------      --------      --------      --------
Periodic gap                                                      $    161      $    926      $ (1,027)     $     60
                                                                  ========      ========      ========      ========
Cumulative gap                                                    $    161      $  1,087      $     60
                                                                  ========      ========      ========

Cumulative gap as a percentage of total assets                         0.8%          5.2%          0.3%


MANAGEMENT OF CREDIT RISK

Non-Performing Assets

        The Company's non-performing assets consist of non-accrual loans and ORE, net. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful. Loans modified in a troubled debt restructuring that have demonstrated a sufficient payment history to warrant return to performing status are not included within non-accrual loans.

        The following table presents the components of the Company's non-performing assets at the dates indicated.

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                       ---------    -----------
                                                        (DOLLARS IN THOUSANDS)
              Non-accrual loans:
                  Residential real estate              $  83,713     $  90,998
                  Commercial real estate                  16,696        21,760
                  Consumer                                 4,878         5,719
                  Business                                   291           511
                                                       ---------     ---------
                          Total non-accrual loans        105,578       118,988
                                                       ---------     ---------

              ORE, net:
                  Residential real estate                 20,634        20,228
                  Commercial real estate                  14,812         9,255
                  Allowance for losses                    (1,534)       (1,722)
                                                       ---------     ---------
                          Total ORE, net                  33,912        27,761
                                                       ---------     ---------
              Total non-performing assets              $ 139,490     $ 146,749
                                                       =========     =========

              Non-performing assets to total assets         0.67%         0.67%
              Non-accrual loans to loans receivable         0.82          0.92

        The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loan portfolio, which the Company expects will continue to change over time.

        The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at June 30, 1998, such delinquent loans of the Company, net of those already in non-performing status.

                                                    DELINQUENCY PERIOD
                                              -----------------------------
                                              30 - 59    60 - 89
                                               DAYS        DAYS      TOTAL
                                              -------    -------    -------
                                                     (IN THOUSANDS)
              Residential real estate loans   $45,843    $18,024    $63,867
              Commercial real estate loans        416        844      1,260
              Consumer loans                    4,350      1,388      5,738
              Business loans                      588         73        661
                                              -------    -------    -------
              Total                           $51,197    $20,329    $71,526
                                              =======    =======    =======


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

                                                 FOR THE                     FOR THE
                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                         -----------------------     -----------------------
                                            1998          1997          1998          1997
                                         ---------     ---------     ---------     ---------
                                                            (IN THOUSANDS)
Balance at beginning of period           $ 109,096     $ 103,223     $ 104,718     $ 106,495
Provision charged to operations (1)          8,000        23,000        16,000        33,000
Allowance acquired in acquisition             --          13,249          --          13,249
Charge-offs:
    Residential real estate loans (2)       (7,280)      (39,520)      (13,511)      (51,228)
    Commercial real estate loans              (645)         (237)         (838)       (2,655)
    Consumer loans                            (810)       (1,131)       (1,512)       (2,212)
                                         ---------     ---------     ---------     ---------
            Total charge-offs               (8,735)      (40,888)      (15,861)      (56,095)
                                         ---------     ---------     ---------     ---------

Recoveries:
    Residential real estate loans              755           861         1,866         2,108
    Commercial real estate loans               267         1,039         2,170         1,193
    Consumer loans                             546           525         1,029         1,005
    Business loans                               5            17            12            71
                                         ---------     ---------     ---------     ---------
            Total recoveries                 1,573         2,442         5,077         4,377
                                         ---------     ---------     ---------     ---------
                Net charge-offs             (7,162)      (38,446)      (10,784)      (51,718)
                                         ---------     ---------     ---------     ---------
Balance at end of period                 $ 109,934     $ 101,026     $ 109,934     $ 101,026
                                         =========     =========     =========     =========

(1) The three- and six-month periods ended June 30, 1997 include a provision of $14.0 million associated with the NPA Sales.

(2) The three- and six-month periods ended June 30, 1997 include charge-offs of $35.8 million associated with the NPA Sales.

        The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated.

                                                      JUNE 30,   DECEMBER 31,   JUNE 30,
                                                        1998        1997          1997
                                                    -----------  -----------  -----------
               Allowance for loan losses to:
                  Loans receivable                      0.85%        0.81%        0.87%
                  Non-accrual loans                   104.13        88.01        97.95

MBS

        Of the $2.7 billion carrying value of the Company's MBS portfolio at June 30, 1998, $2.3 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA. While substantially all of the privately-issued MBS held by the Company at June 30, 1998 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

Derivative Financial Instruments

        The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. There were no past due amounts related to the Company's derivative financial instruments at June 30, 1998 or December 31, 1997.

FINANCIAL CONDITION

General

         The Company's total assets amounted to $20.9 billion at June 30, 1998. In comparison, total assets were $21.8 billion at December 31, 1997.

Securities Available for Sale

        At June 30, 1998, the Company's securities available for sale portfolio amounted to $2.9 billion, or 15.2% of total interest-earning assets, as compared with $5.0 billion, or 24.6% of total interest-earning assets, at the end of 1997. Of the $2.1 billion, or 41.5%, decline in securities available for sale during the first six months of 1998, $1.5 billion was associated with sales of MBS, which consisted primarily of MBS that had been designated for sale in connection with a balance sheet restructuring initiative implemented during December 1997. The amortized cost and carrying value of MBS designated for sale by the Company at June 30, 1998 was $19.0 million and $18.8 million, respectively.

        The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated.

                                                          JUNE 30, 1998            DECEMBER 31, 1997
                                                   ------------------------    ------------------------
                                                    AMORTIZED    ESTIMATED      AMORTIZED    ESTIMATED
                                                      COST       FAIR VALUE       COST       FAIR VALUE
                                                   ----------    ----------    ----------    ----------
                                                                       (IN THOUSANDS)
MBS:
    Pass-through securities:
        Privately-issued                           $1,918,385    $1,901,112    $2,875,982    $2,851,007
        FNMA                                          329,829       337,443       395,756       402,096
        FHLMC                                         117,022       118,664       178,538       181,098
        GNMA                                           12,459        12,716        15,277        15,517
    Collateralized mortgage obligations:
        Privately-issued                              352,153       352,663     1,335,225     1,336,690
        FNMA                                             --            --          91,349        91,436
        FHLMC                                            --            --          23,863        23,920
    Interest-only                                       1,422           851         1,555         1,129
                                                   ----------    ----------    ----------    ----------
            Total MBS                               2,731,270     2,723,449     4,917,545     4,902,893
                                                   ----------    ----------    ----------    ----------

Other debt securities:
    United States government and federal agency         5,462         5,528         8,552         8,638
    State and municipal                                15,030        14,889        36,997        36,291
    Domestic corporate                                164,039       168,615        34,844        35,359
    Other                                                 500           500           500           500
                                                   ----------    ----------    ----------    ----------
            Total other debt securities               185,031       189,532        80,893        80,788
                                                   ----------    ----------    ----------    ----------

Equity securities                                       6,828         6,624         9,243         8,623
                                                   ----------    ----------    ----------    ----------
Total securities available for sale                $2,923,129    $2,919,605    $5,007,681    $4,992,304
                                                   ==========    ==========    ==========    ==========


Loans

        The Company's loans receivable (exclusive of the allowance for loan losses) and loans held for sale amounted to $12.9 billion and $3.0 billion, respectively, at June 30, 1998, as compared with $13.0 billion and $1.8 billion, respectively, at December 31, 1997. In the aggregate, loans receivable and loans held for sale represented 83.0% of total interest-earning assets at June 30, 1998, up from 73.1% at December 31, 1997.

        The principal segment of the Company's loans receivable is residential real estate loans. Such loans amounted to $9.5 billion at the end of the second quarter of 1998, down from $9.8 billion at the end of 1997. Although the Company produced approximately $1.5 billion of residential real estate loans for portfolio during the first six months of 1998, the impact of such production, as well as other factors, was more than offset by principal payments, coupled with the transfer, in connection with the Company's ongoing balance sheet restructuring activities, of approximately $780 million of relatively lower-yielding loans from loans receivable to loans held for sale. At June 30, 1998, approximately $288 million of the transferred loans remained in loans held for sale. These loans are expected to be sold during the third quarter of 1998.

        The Company's commercial real estate loans receivable amounted to $2.4 billion at June 30, 1998, up $150.9 million from December 31, 1997. At the end of the second quarter of 1998, commercial real estate loans receivable primarily consisted of multifamily properties (61%), shopping centers (16%), and office buildings (11%).

        At June 30, 1998, the Company's consumer loans receivable totaled $865.5 million, an increase of $91.7 million, or 11.9%, from the level at year-end 1997. This increase was largely attributable to growth in home equity loans of $98.0 million. Home equity loans represented approximately 83% of the consumer loan portfolio at June 30, 1998, relatively unchanged from the level at December 31, 1997.

        The Company's business loans receivable amounted to $165.2 million at June 30, 1998. This represents an increase of $66.1 million, or 66.7%, since the end of 1997. Contributing to this increase was the Company's expansion into lease financing during the second quarter of 1998. At June 30, 1998, lease financing amounted to $30.8 million.

        The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the periods indicated.

                                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         --------------------------    --------------------------
                                                             1998           1997           1998           1997
                                                         -----------    -----------    -----------    -----------
                                                                              (IN THOUSANDS)
Residential real estate loan production:
    Originated                                           $ 5,942,915    $   765,236    $11,661,812    $ 1,296,316
    Purchased                                              1,128,091        232,102      2,110,571        338,667
                                                         -----------    -----------    -----------    -----------
        Total residential real estate loan production      7,071,006        997,338     13,772,383      1,634,983
                                                         -----------    -----------    -----------    -----------

Commercial real estate loans originated                      351,832        114,723        551,133        191,057
Consumer loans originated:
    Home equity loans                                        156,927         84,138        263,538        144,758
    Other consumer loans                                      38,650         36,867         81,570         76,424
                                                         -----------    -----------    -----------    -----------
        Total consumer loans originated                      195,577        121,005        345,108        221,182
                                                         -----------    -----------    -----------    -----------
Business loans originated                                     89,629         15,108        132,019         27,747
                                                         -----------    -----------    -----------    -----------
Total loan production                                    $ 7,708,044    $ 1,248,174    $14,800,643    $ 2,074,969
                                                         ===========    ===========    ===========    ===========


Deposits

        The Company's total deposits amounted to $14.0 billion at the end of the second quarter of 1998, up $185.4 million from the end of 1997. At June 30, 1998, the Bank operated 90 branches in the greater New York City metropolitan area, including one branch that was opened during the second quarter of 1998. In addition, at June 30, 1998, the Bank operated one branch in Florida, which had deposits of $210.0 million at that date. The Florida branch was sold on August 13, 1998, which will result in a pretax gain of approximately $10 million in the third quarter of 1998.

        The following table sets forth a summary of the Company's deposits at the dates indicated.

                                       JUNE 30, 1998            DECEMBER 31, 1997
                                -------------------------   -------------------------
                                               PERCENTAGE                  PERCENTAGE
                                   AMOUNT       OF TOTAL      AMOUNT        OF TOTAL
                                -----------    ----------   -----------    ----------
                                             (DOLLARS IN THOUSANDS)
              Demand            $ 1,845,540       13.1%     $ 1,572,797       11.4%
              Savings             2,346,119       16.7        2,431,812       17.6
              Money market        2,072,000       14.8        1,971,081       14.2
              Time                7,768,984       55.4        7,871,585       56.8
                                -----------      -----      -----------       ----
              Total deposits    $14,032,643      100.0%     $13,847,275      100.0%
                                ===========      =====      ===========      ====


Borrowed Funds

        The following table sets forth a summary of the Company's borrowed funds at the dates indicated.

                                                          JUNE 30, 1998             DECEMBER 31, 1997
                                                    -------------------------    -------------------------
                                                                   PERCENTAGE                   PERCENTAGE
                                                      AMOUNT        OF TOTAL       AMOUNT        OF TOTAL
                                                    ----------     ----------    ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)
              Securities sold under agreements
                  to repurchase                     $1,229,263       24.1%       $2,975,774       47.1%
              FHLBNY advances                        3,256,615       63.9         2,786,751       44.1
              Senior notes                             142,577        2.8           142,475        2.3
              Guaranteed preferred beneficial
                  interests in Holding Company's
                  junior subordinated deferrable
                  interest debentures                  196,149        3.9           196,137        3.1
              Other                                    271,089        5.3           218,175        3.4
                                                    ----------      -----        ----------      -----
              Total borrowed funds                  $5,095,693      100.0%       $6,319,312      100.0%
                                                    ==========      =====        ==========      =====

        On July 9, 1998, the Holding Company redeemed the remaining $44.4 million of principal amount of its outstanding 8.9375% senior notes due July 2003, which will result in a pretax extraordinary loss of $1.9 million in the third quarter of 1998. In addition, all of the Bank's outstanding Collateralized Real Yield Securities (the "Reals") will be repaid, at the option of the holders thereof, on August 17, 1998. Upon repayment of the outstanding Reals, which totaled $78.0 million at June 30, 1998 and are included in "Other" in the above table, a pretax extraordinary loss of $0.5 million will be recognized.

Stockholders' Equity

        Stockholders' equity amounted to $1.3 billion at June 30, 1998, relatively unchanged from the end of 1997. At the end of the second quarter of 1998, stockholders' equity represented 6.36% of total assets, as compared with 6.02% at the end of 1997. Book value per common share was $11.72 at June 30, 1998, up from $11.30 at December 31, 1997.

        During the first quarter of 1998, the Holding Company repurchased 3,000,000 shares of its common stock ("Common Stock"), completing a program announced during December 1997. In connection with a program announced in April 1998 to repurchase up to 3,000,000 shares of Common Stock, the Holding Company repurchased an additional 903,800 shares of Common Stock during the second quarter of 1998. The total cost of the shares of Common Stock repurchased during the first six months of 1998 was $113.1 million. No time limit was established to complete the repurchase program announced in April 1998.

         Cash dividends paid on the Common Stock amounted to $10.3 million, or $0.09 per share, for the first six months of 1998. In July 1998, the Holding Company declared a cash dividend on the Common Stock of $0.05 per share to be paid on September 2, 1998 to stockholders of record as of the close of business on August 21, 1998.

        In April 1998, the stockholders of the Holding Company authorized an increase in the number of authorized shares of Common Stock to 350 million from 200 million.

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

        The Company's sources of liquidity include principal repayments on loans receivable and MBS, borrowings, deposits, sales of loans in connection with mortgage banking activities, sales of securities available for sale, and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs, although it has not utilized this funding source in the past.

        Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision ("OTS"), its primary regulator.

        Under OTS regulations, the Bank must maintain average eligible liquid assets for each calendar quarter of not less than 4.00% of its liquidity base. The Bank was in compliance with these regulations for the first and second quarters of 1998.

REGULATORY CAPITAL

        Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, leverage capital of at least 3.00% of adjusted total assets, and risk-based capital of at least 8.00% of risk-weighted assets. The Bank exceeded these capital requirements at June 30, 1998.

        Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.00%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At June 30, 1998, the Bank met the published standards for a well capitalized designation under these regulations.

        The following table sets forth the regulatory capital position of the Bank at the dates indicated.


                                                  JUNE 30, 1998              DECEMBER 31, 1997
                                             ----------------------       ----------------------
                                               AMOUNT         RATIO         AMOUNT         RATIO
                                             ----------       -----       ----------       -----
                                                            (DOLLARS IN THOUSANDS)
              Tangible and leverage capital  $1,287,274        6.24%      $1,216,417        5.64%
              Tier 1 risk-based capital       1,287,274       10.44        1,216,417       10.29
              Total risk-based capital        1,397,208       11.33        1,321,135       11.17


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management," incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On January 13, 1995, Anchor Savings Bank FSB ("Anchor Savings") filed suit in the United States Court of Federal Claims against the United States for breach of contract and taking of property without compensation in contravention of the Fifth Amendment to the United States Constitution. The action arose because the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Anchor Savings of the ability to include supervisory goodwill and certain other assets for purposes of computing its regulatory capital as the Federal Savings and Loan Insurance Corporation ("FSLIC") had agreed it could. The direct effect was to cause Anchor Savings to go from an institution that substantially exceeded its regulatory capital requirements to one that was critically undercapitalized upon the effectiveness of the FIRREA-mandated capital requirements.

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

        All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the merger of Anchor Bancorp and Anchor Savings with and into the Holding Company and the Bank, respectively), have been assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases. The OCMO imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the Government's actions with that contract in each of the related transactions. The Government has disputed the existence of a contract in each case and cross-moved for summary judgment. The Government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Government submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by the plaintiff. On March 31, 1998, the Bank, as directed by the Court, submitted a proposed order imposing liability on the Government as to each of the Bank's claims. On April 30, 1998, the Government served its opposition to the entry of the order and sought discovery on several issues affecting summary judgment. The Bank intends to vigorously oppose the Government's special discovery request. Final submissions were made on May 15, 1998 by the Bank and May 22, 1998 by the Government. No date has been set for argument on the Bank's request to enter judgment. It is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

        The Court also ordered that certain common discovery proceed. The Government was required to produce certain documents relating to unassisted acquisitions of failing institutions effected by the Bank and five other plaintiffs. In addition, the Court directed that full discovery of facts common to all pending cases be conducted. Such discovery has included materials concerning the policies and procedures of the Federal Home Loan Bank Board (the predecessor of the OTS) and the FSLIC during the thrift crisis of the 1980's, when the transactions that are the subject of the litigation occurred. In addition, the common discovery has included generally applicable information concerning the operations of the FSLIC that will be relevant under certain damage theories. Because of delays by the Government in complying with document requests, this discovery is continuing.

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

        There have been no court decisions determining damages in any of the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages was concluded in April 1998, with closing arguments set for September 1998, and the second trial commenced in early May 1998. It is unlikely that any court decision on damages will be issued much before the end of 1998. It is likely that any determination of damages by the Court of Federal Claims will be appealed. It is impossible to predict the measure of damages that will be upheld in cases in which liability is found.

        Recently, there have been settlements in four of the Winstar-related cases in which the Government agreed to make payments to the plaintiffs. The Bank believes that the circumstances of the four settled cases were materially different from the Bank's case, and the Bank does not believe that these settlements will affect the final outcome of its case. The Company continues to believe that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Holding Company's Annual Meeting of Stockholders was held on April 30, 1998 (the "Annual Meeting"). The following matters received the number of affirmative votes, negative votes, withheld votes, abstentions, and broker non-votes set forth below.

(a)      Election of six directors:

         The following individuals were duly elected as directors of the Holding Company for three-year terms:

                                                          Affirmative            Withheld
                                                             Votes                Votes
                                                         ------------          -----------
                  Frederick C. Chen                       83,977,122            9,073,904
                  James M. Large, Jr.                     84,829,518            8,221,508
                  John Morning                            83,951,033            9,099,993
                  Dr. Paul A. Qualben                     83,897,761            9,153,265
                  Eugene G. Schulz, Jr.                   84,007,550            9,043,476
                  Dr. Norman R. Smith                     83,966,901            9,084,125


(b) A proposal regarding certain amendments to the Holding Company's 1991 Stock Incentive Plan was ratified after receiving 75,141,963 affirmative votes, which was more than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 17,172,957 negative votes and 0 withheld votes, with 736,106 abstentions and 0 broker non-votes.

(c) A proposal regarding certain amendments to the Holding Company's 1997 Stock Incentive Plan for Outside Directors was ratified after receiving 75,013,228 affirmative votes, which was more than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 17,078,427 negative votes and 0 withheld votes, with 959,371 abstentions and 0 broker non-votes.

(d) The approval of the Dime Bancorp, Inc. Senior Officer Incentive Plan was ratified after receiving 80,854,924 affirmative votes, which was more than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 11,095,490 negative votes and 0 withheld votes, with 1,100,612 abstentions and 0 broker non-votes.

(e) A proposal regarding an amendment to the Holding Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 350 million from 200 million was ratified after receiving 80,454,007 affirmative votes, which was more than a majority of the outstanding shares of Common Stock. This proposal also received 11,702,720 negative votes and 0 withheld votes, with 894,299 abstentions and 0 broker non-votes.

(f) A proposal to appoint KPMG Peat Marwick LLP as independent public accountants for the fiscal year ended December 31, 1998 was ratified after receiving 92,324,524 affirmative votes, which was more than a majority of the shares of Common Stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 332,938 negative votes and 0 withheld votes, with 393,564 abstentions and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 27    --  Financial Data Schedule.
         Exhibit 27.1  --  Restated Financial Data Schedule.
         Exhibit 27.2  --  Restated Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DIME BANCORP, INC.
                                  (Registrant)



Dated: August 13, 1998            By:  /s/ Lawrence J. Toal
       ---------------                 --------------------
                                       Lawrence J. Toal
                                       Chairman of the Board, Chief Executive
                                        Officer, President, and Chief Operating
                                        Officer


Dated: August 13, 1998            By:  /s/ Anthony R. Burriesci
       ---------------                 ------------------------
                                       Anthony R. Burriesci
                                       Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT

27                Financial Data Schedule (filed electronically only).

27.1              Restated Financial Data Schedule (filed electronically only).

27.2              Restated Financial Data Schedule (filed electronically only).