Form 10-Q
period 1998-09-30
DIME BANCORP INC
filed 1998-11-13
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                         Yes    x                No

The number of shares outstanding of the issuer's common stock, $0.01 par value, was 111,862,937 as of October 30, 1998.

                               DIME BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                                               Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of September 30, 1998 and
                    December 31, 1997                                                                                            3

                Consolidated Statements of Income for the three months and nine months ended
                    September 30, 1998 and 1997                                                                                  4

                Consolidated Statement of Changes in Stockholders' Equity for the nine months
                    ended September 30, 1998                                                                                     5

                Consolidated Statements of Cash Flows for the nine months ended September 30,
                   1998 and 1997                                                                                                 6

                Consolidated Statements of Comprehensive Income for the three months and
                    nine months ended September 30, 1998 and 1997                                                                7

                Notes to Consolidated Financial Statements                                                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                                                  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                             29

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                      29

Item 6.  Exhibits and Reports on Form 8-K                                                                                       31

SIGNATURES                                                                                                                      32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                      1998                1997
                                                                                   ------------       ------------
ASSETS
Cash and due from banks                                                            $    240,891       $    295,369
Money market investments                                                                 12,351            157,158
Securities available for sale                                                         2,974,885          4,992,304
Federal Home Loan Bank of New York stock                                                324,106            303,287
Loans held for sale                                                                   3,612,110          1,841,862
Loans receivable, net:
    Residential real estate loans                                                     9,032,903          9,848,593
    Commercial real estate loans                                                      2,420,644          2,263,023
    Consumer loans                                                                      915,185            773,817
    Business loans                                                                      198,387             99,074
    Allowance for loan losses                                                          (111,949)          (104,718)
                                                                                   ------------       ------------
        Total loans receivable, net                                                  12,455,170         12,879,789
                                                                                   ------------       ------------
Accrued interest receivable                                                             104,353            106,829
Premises and equipment, net                                                             165,330            150,805
Mortgage servicing assets                                                               589,475            341,906
Other assets                                                                            764,162            778,691
                                                                                   ------------       ------------
Total assets                                                                       $ 21,242,833       $ 21,848,000
                                                                                   ============       ============

LIABILITIES
Deposits                                                                           $ 13,546,265       $ 13,847,275
Federal funds purchased and securities sold under agreements to repurchase            1,989,118          2,975,774
Federal Home Loan Bank of New York advances                                           3,346,819          2,786,751
Senior notes                                                                            198,772            142,475
Guaranteed preferred beneficial interests in Holding Company's junior
    subordinated deferrable interest debentures                                         162,000            196,137
Other borrowed funds                                                                    162,411            218,175
Other liabilities                                                                       497,646            366,555
                                                                                   ------------       ------------
        Total liabilities                                                            19,903,031         20,533,142
                                                                                   ------------       ------------

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (350,000,000 and 200,000,000 shares authorized at September 30, 1998 and December 31, 1997, respectively;
    120,256,459 shares issued at September 30, 1998 and December 31, 1997)                1,203              1,203
Additional paid-in capital                                                            1,164,647          1,158,221
Retained earnings                                                                       408,652            261,201
Treasury stock, at cost (8,229,140 and 3,898,132 shares at September 30, 1998
    and December 31, 1997, respectively)                                               (222,413)           (95,221)
Accumulated other comprehensive loss, net of taxes                                       (4,653)            (9,534)
Unearned compensation                                                                    (7,634)            (1,012)
                                                                                   ------------       ------------
        Total stockholders' equity                                                    1,339,802          1,314,858
                                                                                   ------------       ------------
Total liabilities and stockholders' equity                                         $ 21,242,833       $ 21,848,000
                                                                                   ============       ============



     See accompanying notes to unaudited consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       FOR THE                        FOR THE
                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                               ---------------------------    ---------------------------
                                                                   1998           1997            1998           1997
                                                               -----------     -----------    -----------     -----------
INTEREST INCOME
Residential real estate loans                                  $   215,066     $   163,297    $   661,318     $   461,316
Commercial real estate loans                                        50,459          52,054        149,338         140,517
Consumer loans                                                      18,549          15,803         52,052          46,804
Business loans                                                       3,764           1,222          9,139           3,298
Mortgage-backed securities                                          44,645         103,196        168,583         320,154
Other securities                                                    10,524           5,999         28,072          17,250
Money market investments                                               982           9,299          5,397          25,370
                                                               -----------     -----------    -----------     -----------
        Total interest income                                      343,989         350,870      1,073,899       1,014,709
                                                               -----------     -----------    -----------     -----------

INTEREST EXPENSE
Deposits                                                           138,145         143,143        416,210         415,230
Borrowed funds                                                      78,523          87,560        263,620         242,942
                                                               -----------     -----------    -----------     -----------
        Total interest expense                                     216,668         230,703        679,830         658,172
                                                               -----------     -----------    -----------     -----------
        Net interest income                                        127,321         120,167        394,069         356,537
Provision for loan losses                                            8,000           8,000         24,000          41,000
                                                               -----------     -----------    -----------     -----------
        Net interest income after provision for loan losses        119,321         112,167        370,069         315,537
                                                               -----------     -----------    -----------     -----------

NON-INTEREST INCOME
Loan servicing and other fees                                       53,819          12,856        138,900          37,717
Banking service fees                                                11,088           8,695         30,256          23,161
Securities and insurance brokerage fees                              8,704           5,142         25,171          16,960
Net gains on sales activities                                       71,519           2,845        180,510           7,727
Other                                                                  751             742          5,568           1,556
                                                               -----------     -----------    -----------     -----------
        Total non-interest income                                  145,881          30,280        380,405          87,121
                                                               -----------     -----------    -----------     -----------

NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                              66,162          34,109        200,618         103,324
    Occupancy and equipment, net                                    23,186          14,765         67,517          41,661
    Other                                                           53,807          24,706        156,139          74,666
                                                               -----------     -----------    -----------     -----------
        Total general and administrative expense                   143,155          73,580        424,274         219,651
Amortization of mortgage servicing assets                           27,633           5,248         61,465          15,717
Other real estate owned expense, net                                   373             351            819           4,984
                                                               -----------     -----------    -----------     -----------
        Total non-interest expense                                 171,161          79,179        486,558         240,352
                                                               -----------     -----------    -----------     -----------
Income before income tax expense and extraordinary items            94,041          63,268        263,916         162,306
Income tax expense                                                  30,092          23,741         84,452          62,091
                                                               -----------     -----------    -----------     -----------
Income before extraordinary items                                   63,949          39,527        179,464         100,215
Extraordinary items -- losses on early extinguishment of
    debt, net of tax benefits of $2,993                             (4,057)             --         (4,057)             --
                                                               -----------     -----------    -----------     -----------
Net income                                                     $    59,892     $    39,527    $   175,407     $   100,215
                                                               ===========     ===========    ===========     ===========

PER COMMON SHARE
Basic earnings:
    Income before extraordinary items                          $      0.57     $      0.39    $      1.57     $      0.97
    Extraordinary items                                              (0.04)             --          (0.03)             --
                                                               -----------     -----------    -----------     -----------
    Net income                                                 $      0.53     $      0.39    $      1.54     $      0.97
                                                               ===========     ===========    ===========     ===========
Diluted earnings:
    Income before extraordinary items                          $      0.56     $      0.38    $      1.54     $      0.95
    Extraordinary items                                              (0.04)             --          (0.03)             --
                                                               -----------     -----------    -----------     -----------
    Net income                                                 $      0.52     $      0.38    $      1.51     $      0.95
                                                               ===========     ===========    ===========     ===========

Dividends declared                                             $      0.05     $      0.04    $      0.14     $      0.08



     See accompanying notes to unaudited consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                ---------------------------------------------------------------------------------------------------
                                                                                        ACCUMULATED
                                                                                          OTHER
                                              ADDITIONAL                   TREASURY     COMPREHENSIVE                      TOTAL
                                  COMMON       PAID-IN       RETAINED       STOCK,          LOSS,          UNEARNED    STOCKHOLDERS'
                                   STOCK       CAPITAL       EARNINGS      AT COST      NET OF TAXES     COMPENSATION     EQUITY
                                -----------   -----------   -----------   ------------    -----------    -----------    -----------
Balance at beginning of period  $     1,203   $ 1,158,221   $   261,201    $   (95,221)   $    (9,534)   $    (1,012)   $ 1,314,858
Net income                               --            --       175,407             --             --             --        175,407
Other comprehensive income               --            --            --             --          4,881             --          4,881
Cash dividends declared on
    common stock                         --            --       (15,956)            --             --             --        (15,956)
Common stock issued under
    employee benefit plans               --            --       (12,000)        37,079             --         (8,584)        16,495
Treasury stock purchased                 --            --            --       (164,271)            --             --       (164,271)
Amortization of unearned
    compensation                         --            --            --             --             --          1,962          1,962
Tax benefit on stock options
    exercised                            --         6,426            --             --             --             --          6,426
                                -----------   -----------   -----------   ------------    -----------    -----------    -----------
Balance at end of period        $     1,203   $ 1,164,647   $   408,652    $  (222,413)   $    (4,653)   $    (7,634)   $ 1,339,802
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                     1998             1997
                                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $   175,407     $   100,215
Adjustments to reconcile net income to net cash used by operating activities:
    Provisions for loan and other real estate owned losses                             24,529          43,406
    Depreciation and amortization of premises and equipment                            20,596          13,259
    Other amortization and accretion, net                                             101,654          41,710
    Provision for deferred income tax expense                                          69,168          49,460
    Net securities gains                                                              (17,202)         (7,166)
    Losses on early extinguishment of debt                                              7,050              --
    Net increase in loans held for sale                                            (1,287,137)       (389,932)
    Other, net                                                                       (233,349)        (42,149)
                                                                                  -----------     -----------
            Net cash used by operating activities                                  (1,139,284)       (191,197)
                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                           (637,898)     (1,164,713)
Purchases of securities held to maturity                                                   --         (78,338)
Proceeds from sales of securities available for sale                                1,520,522       1,568,011
Proceeds from maturities of securities available for sale and held to maturity      1,155,889       1,113,051
Purchases of Federal Home Loan Bank of New York stock                                 (20,819)             --
Loans receivable originated and purchased, net of principal payments                 (138,580)       (980,401)
Proceeds from sales of loans receivable                                                11,806           6,851
Acquisitions, net of cash and cash equivalents acquired                                    --         (86,454)
Investment in bank-owned life insurance program                                            --        (150,000)
Proceeds from bulk sales of non-performing assets                                          --          93,063
Proceeds from sales of other real estate owned                                         11,783          35,046
Purchases of premises and equipment, net                                              (35,080)        (19,895)
                                                                                  -----------     -----------
            Net cash provided by investing activities                               1,867,623         336,221
                                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                   (94,036)         88,085
Net cash paid upon sale of deposits                                                  (197,662)             --
Net decrease in borrowings with original maturities of three months or less          (542,836)     (1,355,368)
Proceeds from other borrowings                                                        799,780       1,492,632
Repayments of other borrowings                                                       (729,138)       (283,999)
Proceeds from issuance of common and treasury stock                                    16,495           7,529
Purchases of treasury stock                                                          (164,271)        (73,476)
Cash dividends paid on common stock                                                   (15,956)         (8,248)
                                                                                  -----------     -----------
            Net cash used by financing activities                                    (927,624)       (132,845)
                                                                                  -----------     -----------

Net (decrease) increase in cash and cash equivalents                                 (199,285)         12,179
Cash and cash equivalents at beginning of period                                      452,527         184,517
                                                                                  -----------     -----------
Cash and cash equivalents at end of period                                        $   253,242     $   196,696
                                                                                  ===========     ===========


     See accompanying notes to unaudited consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              FOR THE                     FOR THE
                                                                       -----------------------     -----------------------
                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       -----------------------     -----------------------
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -----------------------     -----------------------
                                                                          1998         1997          1998          1997
                                                                       ---------     ---------     ---------     ---------

Net income                                                             $  59,892     $  39,527     $ 175,407     $ 100,215
Other comprehensive (loss) income before taxes:
    Net unrealized (losses) gains on securities available for sale:
        Unrealized holding (losses) gains arising during the period       (4,307)        6,868        24,492        14,435
        Reclassification adjustment for net gains included in
            net income                                                      (256)       (3,468)      (17,202)       (7,147)
                                                                       ---------     ---------     ---------     ---------
Other comprehensive (loss) income before taxes                            (4,563)        3,400         7,290         7,288
Income tax (benefit) expense related to components of other
    comprehensive (loss) income                                           (1,938)        1,460         2,409         3,133
                                                                       ---------     ---------     ---------     ---------
Other comprehensive (loss) income                                         (2,625)        1,940         4,881         4,155
                                                                       ---------     ---------     ---------     ---------
Comprehensive income                                                   $  57,267     $  41,467     $ 180,288     $ 104,370
                                                                       =========     =========     =========     =========


     See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the presentation for the current period. The results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- EARNINGS PER COMMON SHARE

         The following table sets forth the computations of basic and diluted earnings per common share for the periods indicated.


                                                                      FOR THE                     FOR THE
                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                 ---------------------    -----------------------
                                                                   1998         1997         1998         1997
                                                                 ---------     -------    ---------     ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerators:
    Income before extraordinary items                            $  63,949     $39,527    $ 179,464     $ 100,215
    Extraordinary items                                             (4,057)         --       (4,057)           --
                                                                 ---------     -------    ---------     ---------
    Net income                                                   $  59,892     $39,527    $ 175,407     $ 100,215
                                                                 =========     =======    =========     =========

Denominators:
    Basic shares:
        Weighted average number of common shares outstanding       113,253     102,096      114,140       103,823

    Diluted shares:
        Weighted average number of common shares outstanding       113,253     102,096      114,140       103,823
        Common equivalent shares due to stock options and
            employee stock purchase rights                           1,550       1,880        1,779         1,730
                                                                 ---------     -------    ---------     ---------
        Weighted average number of diluted shares outstanding      114,803     103,976      115,919       105,553
                                                                 =========     =======    =========     =========

Earnings per common share:
    Basic:
        Income before extraordinary items                        $    0.57     $  0.39    $    1.57     $    0.97
        Extraordinary items                                          (0.04)         --        (0.03)           --
                                                                 ---------     -------    ---------     ---------
        Net income                                               $    0.53     $  0.39    $    1.54     $    0.97
                                                                 =========     =======    =========     =========

    Diluted:
        Income before extraordinary items                        $    0.56     $  0.38    $    1.54     $    0.95
        Extraordinary items                                          (0.04)         --        (0.03)           --
                                                                 ---------     -------    ---------     ---------
        Net income                                               $    0.52     $  0.38    $    1.51     $    0.95
                                                                 =========     =======    =========     =========

NOTE 3 -- SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          -----------------------------
                                                                                              1998           1997
                                                                                          -------------- --------------
                                                                                                (IN THOUSANDS)
Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                                           $695,237       $638,227
    Income tax payments, net                                                                      5,372            373

Supplemental non-cash investing information:
    Loans held for sale transferred to loans receivable                                         296,608             --
    Loans receivable transferred to loans held for sale                                         779,719             --
    Loans receivable transferred to other real estate owned                                      16,077         13,328
    In connection with acquisitions:
        Fair value of assets acquired, excluding cash and cash equivalents received                  --        625,543
        Cash and cash equivalents received                                                           --          7,796
        Cash paid                                                                                    --         93,325
        Fair value of liabilities assumed                                                            --        581,595
        Goodwill                                                                                     --         41,581


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

         Effective as of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Under the requirements of SFAS No. 130, an enterprise must classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of a statement of financial position. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. At September 30, 1998 and December 31, 1997, the Company's balance of accumulated other comprehensive loss consisted solely of a net unrealized loss on securities available for sale, net of related taxes.

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

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining computer software for internal use. Such costs are currently expensed by the Company as incurred. Amortization of capitalized computer software costs is to be recognized on a straight-line basis (unless another systematic and rational basis is more representative of the software's use) over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for years beginning after December 15, 1998, with earlier application encouraged. The Company will adopt SOP 98-1 on January 1, 1999. The Company does not believe that SOP 98-1, when adopted, will materially impact its financial condition or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report on Form 10-Q are forward-looking and may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the Company's current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

RESULTS OF OPERATIONS

General

         The Company's net income for the third quarter of 1998 was $59.9 million, an increase of 51.5% from $39.5 million for the third quarter of 1997. Diluted earnings per common share were $0.52 for the quarter ended September 30, 1998, as compared with $0.38 for the corresponding prior year quarter, an increase of 36.8%. The Company's annualized returns on average stockholders' equity and average assets for the third quarter of 1998 were 17.86% and 1.16%, respectively, up from 15.14% and 0.78%, respectively, for the year-earlier period.

         For the first nine months of 1998, the Company's net income was $175.4 million, up 75.0% from $100.2 million for the comparable period in 1997. Diluted earnings per common share were $1.51 for the first nine months of 1998, a 58.9% increase from $0.95 for the nine months ended September 30, 1997. The Company's annualized returns on average stockholders' equity and average assets for the nine months ended September 30,

1998 were 17.73% and 1.09%, respectively, as compared with 12.83% and 0.68%, respectively, for the year-earlier period.

          Net income for the three- and nine-month periods ended September 30, 1998 was reduced by after-tax extraordinary losses on early extinguishment of debt totaling $4.1 million, which resulted in reductions of diluted earnings per common share of $0.04 for the third quarter of 1998 and $0.03 for the first nine months of 1998.

         The higher levels of net income during the three- and nine-month periods ended September 30, 1998 reflected a variety of factors, including: the expansion of the Company's mortgage banking operations, largely as a result of the acquisition of North American Mortgage Company ("NAMC") in October 1997 (the "NAMC Acquisition"); balance sheet restructuring initiatives; tax planning strategies; a pre-tax gain of $9.5 million on the sale of the Bank's sole Florida branch; and growth in fees related to sales of consumer financial services and products. Also contributing to the increase in net income during the first nine months of 1998, as compared with the first nine months of 1997, were pre-tax losses of $14.6 million recognized during the second quarter of 1997 in connection with bulk sales of approximately $126 million of non-performing residential real estate loan assets in May 1997 (the "NPA Sales").

Net Interest Income

         Net interest income amounted to $127.3 million for the third quarter of 1998, an increase of $7.2 million, or 6.0%, as compared with the third quarter of 1997. This growth occurred, despite a decline of $509.4 million, or 2.6%, in average interest-earning assets, because the net interest margin improved to 2.74% from 2.52%. The interest rate spread increased to 2.76% for the third quarter of 1998 from 2.42% for the third quarter of 1997.

         For the first nine months of 1998, net interest income totaled $394.1 million, up $37.5 million, or 10.5%, from the comparable 1997 period, reflective of a widening of the net interest margin to 2.68% from 2.52%, coupled with an increase of $762.9 million, or 4.0%, in average interest-earning assets. The Company's interest rate spread for the first nine months of 1998 was 2.68%, as compared with 2.41% for the first nine months of 1997.

         Contributing significantly to the net interest margin improvement in the 1998 periods was the impact of the Company's strategy to emphasize loans and reduce its reliance on mortgage-backed securities ("MBS"). During the third quarter and first nine months of 1998, as compared with the corresponding 1997 periods, the average balance of loans (including both loans receivable and loans held for sale) increased $3.5 billion, or 28.9%, and $4.3 billion, or 37.7%, respectively, while the average balance of MBS declined $3.7 billion, or 58.5%, and $3.2 billion, or 49.7%, respectively. Loans represented 82.9% of total average interest-earning assets for the third quarter of 1998 and 80.2% for the first nine months of 1998, up from 62.6% for the third quarter of 1997 and 60.6% for the first nine months of 1997. The net interest margins during the 1998 periods also benefited from, among other factors, reductions in the Company's cost of deposits, which declined 30 basis points for the third quarter of 1998 and 24 basis points for the first nine months of 1998, as compared with the respective periods in 1997.

         The level of improvement in the net interest margin during each of the 1998 periods was limited by several factors, including: (i) an unfavorable interest rate yield curve; (ii) lower overall yields on loans; (iii) the funding of treasury stock purchases; and (iv) a $150.0 million investment made in a bank-owned life insurance program (the "BOLI Program") during the third quarter of 1997. (Revenues associated with the BOLI Program are reflected in non-interest income.)

         The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the tables below.


                                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------------
                                                                  1998                                       1997
                                                  ------------------------------------     ---------------------------------------
                                                                               AVERAGE                                    AVERAGE
                                                   AVERAGE                      YIELD/         AVERAGE                     YIELD/
                                                   BALANCE       INTEREST        COST          BALANCE       INTEREST       COST
                                                  ------------  -----------     ------     ---------------  -----------   --------
                                                                              (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans:
          Residential real estate (1)              $12,221,939     $215,066       7.04%         $9,030,078    $ 163,297       7.23%
          Commercial real estate                     2,409,377       50,459        8.38          2,371,102       52,054        8.78
          Consumer                                     886,740       18,549        8.32            721,408       15,803        8.70
          Business                                     178,284        3,764        8.38             52,564        1,222        9.23
                                                  ------------  -----------                ---------------  -----------
                  Total loans                       15,696,340      287,838        7.33         12,175,152      232,376        7.63
                                                  ------------  -----------                ---------------  -----------
      MBS                                            2,593,548       44,645        6.89          6,249,236      103,196        6.61
      Other securities                                 573,848       10,524        7.30            358,062        5,999        6.66
      Money market investments                          69,015          982        5.58            659,669        9,299        5.52
                                                  ------------  -----------                ---------------  -----------
                  Total interest-earning assets     18,932,751      343,989        7.26         19,442,119      350,870        7.21
                                                                -----------                                 -----------
  Other assets                                       1,800,214                                     789,004
                                                  ------------                             ---------------
  Total assets                                     $20,732,965                                 $20,231,123
                                                  ============                             ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Demand                                    $1,808,794        1,916        0.42         $1,270,050        2,011        0.63
          Savings                                    2,309,353       12,221        2.10          2,496,464       15,626        2.48
          Money market                               2,167,362       21,921        4.01          1,928,751       18,447        3.79
          Time                                       7,555,038      102,087        5.36          7,632,144      107,059        5.57
                                                  ------------  -----------                ---------------  -----------
                  Total deposits                    13,840,547      138,145        3.96         13,327,409      143,143        4.26
                                                  ------------  -----------                ---------------  -----------
      Borrowed funds:
          Federal funds purchased and securities
              sold under agreements to repurchase    1,322,983       18,922        5.60          3,767,712       54,271        5.64
          Federal Home Loan Bank of New
              York ("FHLBNY") advances               3,347,795       49,241        5.76          1,394,775       21,203        5.95
          Other                                        498,675       10,360        8.30            542,377       12,086        8.91
                                                  ------------  -----------                ---------------  -----------
          Total borrowed funds                       5,169,453       78,523        5.96          5,704,864       87,560        6.02
                                                  ------------  -----------                ---------------  -----------
          Total interest-bearing liabilities        19,010,000      216,668        4.50         19,032,273      230,703        4.79
                                                                -----------                                 -----------
  Other liabilities                                    381,971                                     154,699
  Stockholders' equity                               1,340,994                                   1,044,151
                                                  ------------                             ---------------
  Total liabilities and stockholders' equity       $20,732,965                                 $20,231,123
                                                  ============                             ===============
  Net interest income                                              $127,321                                    $120,167
                                                                ===========                                 ===========
  Interest rate spread                                                             2.76                                        2.42
  Net interest margin                                                              2.74                                        2.52
  ----------

  (1) Includes loans receivable and loans held for sale.

                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------------------------------------
                                                                    1998                                       1997
                                                     ------------------------------------      ------------------------------------
                                                                                 AVERAGE                                     AVERAGE
                                                      AVERAGE                      YIELD/         AVERAGE                     YIELD/
                                                      BALANCE       INTEREST        COST          BALANCE       INTEREST       COST
                                                     -----------    ---------     -------      -----------    ---------     -------
                                                                                (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans:
          Residential real estate (1)                $12,505,869    $ 661,318       7.05%      $ 8,545,379    $ 461,316       7.20%
          Commercial real estate                       2,332,378      149,338        8.54        2,171,762      140,517        8.63
          Consumer                                       833,503       52,052        8.34          722,844       46,804        8.66
          Business                                       142,472        9,139        8.58           47,424        3,298        9.30
                                                     -----------    ---------                  -----------    ---------
                  Total loans                         15,814,222      871,847        7.35       11,487,409      651,935        7.57
                                                     -----------    ---------                  -----------    ---------
      MBS                                              3,259,580      168,583        6.90        6,482,998      320,154        6.58
      Other securities                                   507,751       28,072        7.38          360,075       17,250        6.40
      Money market investments                           128,135        5,397        5.56          616,290       25,370        5.43
                                                     -----------    ---------                  -----------    ---------
                  Total interest-earning assets       19,709,688    1,073,899        7.27       18,946,772    1,014,709        7.14
                                                                    ---------                                 ---------
  Other assets                                         1,650,818                                   779,341
                                                     -----------                               -----------
  Total assets                                       $21,360,506                               $19,726,113
                                                     ===========                               ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Demand                                      $1,782,015        6,832        0.51       $1,212,248        6,052        0.67
          Savings                                      2,345,888       37,583        2.14        2,481,954       46,122        2.48
          Money market                                 2,062,909       59,394        3.85        1,964,345       55,278        3.76
          Time                                         7,704,032      312,401        5.42        7,450,215      307,778        5.52
                                                     -----------    ---------                  -----------    ---------
                  Total deposits                      13,894,844      416,210        4.00       13,108,762      415,230        4.24
                                                     -----------    ---------                  -----------    ---------
      Borrowed funds:
          Federal funds purchased and securities
              sold under agreements to repurchase      1,644,130       70,116        5.62        3,799,577      161,449        5.60
          FHLBNY advances                              3,580,203      157,764        5.81        1,168,252       51,707        5.84
          Other                                          592,969       35,740        8.03          449,627       29,786        8.83
                                                     -----------    ---------                  -----------    ---------
          Total borrowed funds                         5,817,302      263,620        5.98        5,417,456      242,942        5.92
                                                     -----------    ---------                  -----------    ---------
          Total interest-bearing liabilities          19,712,146      679,830        4.59       18,526,218      658,172        4.73
                                                                    ---------                                 ---------
  Other liabilities                                      329,200                                   158,059
  Stockholders' equity                                 1,319,160                                 1,041,836
                                                     -----------                               -----------
  Total liabilities and stockholders' equity         $21,360,506                              $19,726,113
                                                     ===========                               ===========
  Net interest income                                                $394,069                                  $356,537
                                                                    =========                                 =========
  Interest rate spread                                                               2.68                                      2.41
  Net interest margin                                                                2.68                                      2.52

  ----------
  (1) Includes loans receivable and loans held for sale.

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

                                            FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30, 1998 VERSUS 1997               SEPTEMBER 30, 1998 VERSUS 1997
                                        -------------------------------------     -------------------------------------
                                                  INCREASE (DECREASE)                       INCREASE (DECREASE)
                                        -------------------------------------     -------------------------------------
                                         DUE TO         DUE TO                     DUE TO        DUE TO
                                         VOLUME          RATE         TOTAL        VOLUME         RATE          TOTAL
                                        ---------     ---------     ---------     ---------     ---------     ---------
                                                                                   (IN THOUSANDS)
Interest income:
    Loans:
        Residential real estate (1)     $  56,276     $  (4,507)    $  51,769     $ 209,618     $  (9,616)    $ 200,002
        Commercial real estate                830        (2,425)       (1,595)       10,297        (1,476)        8,821
        Consumer                            3,485          (739)        2,746         6,959        (1,711)        5,248
        Business                            2,664          (122)        2,542         6,116          (275)        5,841
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total loans                    63,255        (7,793)       55,462       232,990       (13,078)      219,912
                                        ---------     ---------     ---------     ---------     ---------     ---------
    MBS                                   (62,755)        4,204       (58,551)     (166,059)       14,488      (151,571)
    Other securities                        3,911           614         4,525         7,867         2,955        10,822
    Money market investments               (8,403)           86        (8,317)      (20,548)          575       (19,973)
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total interest income          (3,992)       (2,889)       (6,881)       54,250         4,940        59,190
                                        ---------     ---------     ---------     ---------     ---------     ---------

Interest expense:
    Deposits:
        Demand                                694          (789)          (95)        2,403        (1,623)          780
        Savings                            (1,112)       (2,293)       (3,405)       (2,429)       (6,110)       (8,539)
        Money market                        2,372         1,102         3,474         2,818         1,298         4,116
        Time                               (1,073)       (3,899)       (4,972)       10,360        (5,737)        4,623
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total deposits                    881        (5,879)       (4,998)       13,152       (12,172)          980
                                        ---------     ---------     ---------     ---------     ---------     ---------
    Borrowed funds:
        Federal funds purchased and
            securities sold under
            agreements to repurchase      (34,968)         (381)      (35,349)      (91,920)          587       (91,333)
        FHLBNY advances                    28,748          (710)       28,038       106,285          (228)      106,057
        Other                                (938)         (788)       (1,726)        8,828        (2,874)        5,954
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total borrowed funds           (7,158)       (1,879)       (9,037)       23,193        (2,515)       20,678
                                        ---------     ---------     ---------     ---------     ---------     ---------
            Total interest expense         (6,277)       (7,758)      (14,035)       36,345       (14,687)       21,658
                                        ---------     ---------     ---------     ---------     ---------     ---------
Net interest income                     $   2,285     $   4,869     $   7,154     $  17,905     $  19,627     $  37,532
                                        =========     =========     =========     =========     =========     =========

---------
(1) Includes loans receivable and loans held for sale.

Provision for Loan Losses

         The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $8.0 million for the third quarter of 1998, unchanged from the third quarter of 1997. The provision for loan losses declined to $24.0 million for the first nine months of 1998 from $41.0 million for the comparable prior year period, largely as a result of a $14.0 million special provision for loan losses recognized during the second quarter of 1997 in connection with the NPA Sales.

Non-Interest Income

         General. Non-interest income for the three- and nine-month periods ended September 30, 1998 was $145.9 million and $380.4 million, respectively. This compares with $30.3 million and $87.1 million for the three- and nine-month periods ended September 30, 1997, respectively. The higher levels of non-interest income in the 1998 periods were principally associated with the Company's expansion of its mortgage banking operations, largely due to the NAMC Acquisition. Non-interest income represented 53.40% of total revenues for the third quarter of 1998, as compared with 20.13% for the third quarter of 1997, and 49.12% for the first nine months of 1998, as compared with 19.64% for the first nine months of 1997.

         Loan Servicing and Other Fees. Loan servicing and other fees, which includes revenues earned from servicing loans owned by third parties and loan production activities, amounted to $53.8 million for the three months ended September 30, 1998 and $138.9 million for the first nine months of 1998, up $41.0 million and $101.2 as compared with the respective prior year periods. Of these increases, approximately $21 million and $61 million, respectively, were associated with growth in fees from loan production activities as a result of higher loan production levels (see "Financial Condition -- Loans"). Also contributing to the growth in loan servicing and other fees in the 1998 periods was the expansion of the Company's portfolio of loans serviced for others (excluding loans being subserviced) to $25.4 billion at September 30, 1998 from $11.0 billion one year earlier.

         The following table sets forth activity in the Company's owned loan servicing rights portfolio for the periods indicated:

                                        FOR THE             FOR THE
                                      THREE MONTHS        NINE MONTHS
                                         ENDED               ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                         1998                  1998
                                      ------------         ------------
                                              (IN THOUSANDS)

Balance at beginning of period        $ 25,046,877         $ 21,986,111
Additions                                5,940,858           16,519,783
Bulk sales                              (3,786,269)          (8,629,086)
Runoff (1)                              (1,851,003)          (4,526,345)
                                      ------------         ------------
Balance at end of period              $ 25,350,463         $ 25,350,463
                                      ============         ============

------------

(1) Includes scheduled amortization, full and partial prepayments, and foreclosures.

         The annualized run off rate of the loans underlying the owned loan servicing rights portfolio was approximately 30% for the third quarter of 1998 and 27% for the first nine months of 1998. These comparatively high levels largely reflect the relatively lower long-term interest rate environment during those periods. At September 30, 1998, the loans underlying the Company's portfolio of owned loan servicing rights had a weighted average interest rate of 7.50%, down from 7.91% at year-end 1997.

          In connection with its mortgage banking risk management strategies, the Company has sold loan servicing rights in bulk sales and may, from time to time, continue to do so, although the level of any such future sales cannot currently be predicted (see "Amortization of Mortgage Servicing Assets"). Such sales are based upon the characteristics of the owned loan servicing rights portfolio and other factors.

          In addition to its owned loan servicing rights, the Company, in connection with a bulk sale of loan servicing rights in the third quarter of 1998, was subservicing, for a fee, loans with principal balances aggregating $3.8 billion at September 30, 1998. The transfer of the servicing responsibility to the purchasers of these loan servicing rights is expected to be completed by February 1999.

         Banking Service Fees. Banking service fees for the third quarter of 1998 amounted to $11.1 million, an increase of $2.4 million, or 27.5%, from the comparable quarter of 1997. Banking service fees for the first nine months of 1998 were $30.3 million, representing growth of $7.1 million, or 30.6%, from the corresponding period in 1997. The higher levels of banking service fees were principally attributable to changes in the Company's fee structure, together with volume increases in certain underlying transactions due, in part, to an expanded network of automatic teller machines.

         Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees totaled $8.7 million for the quarter ended September 30, 1998, up $3.6 million, or 69.3%, as compared with the third quarter of 1997. For the first nine months of 1998, securities and insurance brokerage fees were $25.2 million, an increase of $8.2 million, or 48.4%, from the comparable 1997 period. These increases largely reflect growth in insurance-related fees, principally due to the expansion of the Company's insurance product line and the number of states in which the products are sold as a result of the NAMC Acquisition (pursuant to which the Company also acquired NAMC's insurance subsidiaries).

         Net Gains on Sales Activities. Net gains on sales activities amounted to $71.5 million and $180.5 million for the three- and nine-month periods ended September 30, 1998, respectively, up from $2.8 million and $7.7 million for the corresponding prior year periods. These increases were largely associated with higher net gains on loans held for sale.

         Net gains associated with loans held for sale increased to $66.2 million for the third quarter of 1998 from $0.2 million for the third quarter of 1997 and to $157.8 million for the first nine months of 1998 from $1.9 million for the first nine months of 1997. Loans sold into the secondary market by the Company amounted to $6.2 billion for the third quarter of 1998 and $17.8 billion for the first nine months of 1998, as compared with $0.6 billion and $1.2 billion during the respective prior year periods. Included in loans sold into the secondary market during the first nine months of 1998 were substantially all of the $779.7 million of relatively lower-yielding loans receivable that were transferred to loans held for sale during the first six months of 1998 in connection with the Company's balance sheet restructuring activities.

         Net gains on securities transactions declined to $0.3 million for the third quarter of 1998 from $3.5 million for the third quarter of 1997. Net gains on securities transactions increased to $17.2 million for the first nine months of 1998 from $7.2 million for the comparable period in 1997, primarily due to sales during the first six months of 1998 of substantially all of the $1.4 billion of MBS that had been designated for sale in connection with the transfer of the Company's entire securities held to maturity portfolio to its securities available for sale portfolio in December 1997. At that time, the Company recognized a loss of $25.2 million associated with the write-down to estimated fair value of those MBS designated for sale with unrealized losses, but subsequent favorable movements in interest rates resulted in higher than initially anticipated sales prices.

         During each of the first and third quarters of 1998, the Company consummated a bulk sale of loan servicing rights (see "Loan servicing and other fees"). These sales were associated with the Company's mortgage banking risk management activities and were intended to reduce the impact of a declining long-term interest rate environment on the value of the Company's mortgage servicing assets. The Company incurred $4.2 million of net losses on sales of loan servicing rights in the third quarter of 1998. For the first nine months of 1998, the Company recognized $1.6 million of net gains on sales of loan servicing rights. (Net gains on sales of loan servicing rights for the three- and nine-month periods ended September 30, 1997 were not material.)

         The net gains on sales activities for the three months and nine months ended September 30, 1998 also included a gain of $9.5 million associated with the Bank's sale, in August 1998, of its sole remaining Florida branch. At the time of sale, this branch had deposits totaling $207.2 million.

         Other. Other non-interest income for the three months ended September 30, 1998 amounted to $0.8 million, relatively unchanged from the third quarter of 1997. Other non-interest income increased to $5.6 million for the first nine months of 1998 from $1.6 million for the first nine months of 1997, substantially as a result of the implementation of the BOLI Program during the third quarter of 1997. In general, under this program, which is intended to help defray certain costs associated with the Company's employee benefit plans, the Company purchases, owns, and is the beneficiary of insurance policies on the lives of certain employees who consent to being covered under the program.

Non-Interest Expense

         General. Non-interest expense amounted to $171.2 million for the quarter ended September 30, 1998, as compared with $79.2 million for the corresponding quarter of 1997. For the first nine months of 1998, non-interest expense totaled $486.6 million, up from $240.4 million for the comparable 1997 period. The higher levels of non-interest expense substantially reflect the Company's expansion of its mortgage banking operations, largely as a result of the NAMC Acquisition.

         General and Administrative ("G&A") Expense. G&A expense, which amounted to $143.2 million for the third quarter of 1998 and $424.3 million for the first nine months of 1998, rose $69.6 million and $204.6 million as compared with the respective periods one year ago. Such increases, as noted above, substantially resulted from the Company's expansion of its mortgage banking operations.

         Compensation and employee benefits expense totaled $66.2 million for the three-month period ended September 30, 1998 and $200.6 million for the first nine months of 1998. In comparison, such expense was $34.1 million and $103.3 million for the three- and nine-month periods ended September 30, 1997, respectively. The Company's full-time equivalent employee complement increased to 6,780 at September 30, 1998 from 6,000 at year-end 1997 and 3,162 at September 30, 1997.

         Occupancy and equipment expense, net, increased to $23.2 million for the quarter ended September 30, 1998 from $14.8 million for the corresponding quarter of 1997. For the first nine months of 1998, occupancy and equipment expense, net, was $67.5 million, up from $41.7 million for the comparable year-earlier period.

          Other G&A expense amounted to $53.8 million for the third quarter of 1998, an increase of $29.1 million as compared with the third quarter of 1997, and $156.1 million for the first nine months of 1998, an increase of $81.5 million from the comparable period in 1997. Other G&A expense for the third quarter and first nine months of 1998 included $4.4 million and $12.0 million, respectively, associated with the Company's plan to prepare its computer systems for the year 2000 (the "Year 2000 Plan"), which is further described under the heading "Year 2000 Issue" below and in the Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (No such costs were incurred during the first nine months of 1997.)

         Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $27.6 million for the third quarter of 1998 and $61.5 million for the first nine months of 1998, up $22.4 million and $45.7 million from the respective periods in 1997. These increases were largely attributable to growth in mortgage servicing assets but, to a lesser extent, also reflect the impact of accelerated loan prepayments as a result of the relatively lower long-term interest rate environment during the 1998 periods. No provisions for impairment of mortgage servicing assets were recognized during the three- and nine-month periods ended September 30, 1998 or 1997.

         In a declining long-term interest rate environment, actual or expected prepayments of the loans underlying the Company's mortgage servicing assets portfolio may increase, which would have an adverse impact on the value of such assets. In connection therewith, the Company uses certain derivative financial instruments to hedge its mortgage servicing assets (see "Asset/Liability Management -- Derivative Financial Instruments"). In addition, in an effort to reduce the prepayment risk associated with its mortgage servicing assets portfolio, the Company consummated two bulk sales totaling $8.6 billion of loan servicing rights during the first nine months of 1998, the underlying loans of which had a weighted average coupon rate of 7.66%, and a bulk sale of $3.0 billion of loan servicing rights during the fourth quarter of 1997, the underlying loans of which had a weighted average coupon rate of 7.74%. Reductions in the carrying value of mortgage servicing assets associated with the bulk sales of loan servicing rights during the first nine months of 1998 and the fourth quarter of 1997 amounted to approximately $172 million and $57 million, respectively.

         The Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $589.5 million at September 30, 1998, as compared with $341.9 million at December 31, 1997 and $132.5 million at September 30, 1997. The estimated fair value of the Company's mortgage servicing assets at September 30, 1998 was $646.3 million.

         Other Real Estate Owned ("ORE") Expense, Net. ORE expense, net, was $0.4 million for the third quarter of 1998, unchanged from the year-earlier quarter. ORE expense, net, declined to $0.8 million for the first nine months of 1998 from $5.0 million for the first nine months of 1997, primarily reflecting a lower average balance of ORE, higher net gains on sales, and a reduced provision for loss due, in part, to a $0.6 million provision during the second quarter of 1997 in connection with the NPA Sales.

Income Tax Expense

         The Company recorded income tax expense of $30.1 million and $84.5 million for the three- and nine-month periods ended September 30, 1998, respectively, as compared with $23.7 million and $62.1 million for the respective prior year periods. The increased levels of income tax expense reflect growth in pre-tax earnings, the impact of which was partially offset by lower effective income tax rates. The Company's effective income tax rate was 32.0% for both the third quarter and first nine months of 1998, down from 37.5% and 38.3% for the third quarter and first nine months of 1997, respectively. The reductions in the Company's effective income tax rates for the 1998 periods were primarily attributable to benefits arising from the restructuring of the assets within the legal entities that comprise the Company's affiliated group.

Extraordinary Items

         During the third quarter of 1998, the Company recognized $4.1 million of extraordinary losses on the early extinguishment of debt, net of tax benefits of $3.0 million. For a further discussion thereof, see "Financial Condition -- Borrowed Funds."

YEAR 2000 ISSUE

         In accordance with guidelines established by the Federal Financial Institutions Examinations Council and the Office of Thrift Supervision ("OTS"), the Company has completed both the assessment and analysis phase and the remediation phase of its Year 2000 Plan with respect to its mission critical systems. The Company has completed unit testing of its mission critical systems, is in the process of performing user acceptance tests of substantially all such systems and has commenced internal integrated testing with respect to certain of them. The Company currently anticipates that it will have substantially completed the testing phase of the Year 2000 Plan with respect to its internal mission critical systems by December 31, 1998 and that its external interface testing with material third parties will be substantially completed by March 31, 1999. Further, the Company has established remediation contingency plans, and is in the process of developing business resumption contingency plans, for its mission critical systems. The Company currently estimates that it will have substantially completed the development of its contingency plans no later than December 31, 1998.

           The estimated total pre-tax cost of the Year 2000 Plan is approximately $20 million, of which $13.3 million has been incurred through September 30, 1998. The estimated total cost substantially reflects consulting fees associated with software modification, project management and programming, as well as ancillary items, but does not include such items as the cost of Company personnel involved in the Year 2000 Plan or capital expenditures that would have been made to systems regardless of the issues associated with the impending year 2000.

           The preceding discussion includes forward-looking statements that involve inherent risks and uncertainties. A number of factors could cause the actual impact of the year 2000 issue to differ materially from Company estimates. Those factors include, but are not limited to, uncertainties in the cost of remediation of hardware and software, inaccurate or incomplete testing results, and the ineffective remediation of computer codes of internal mission critical systems or external system interfaces. The Company cannot guarantee that its efforts will be accomplished in a timely manner or that the failure thereof will not have a material adverse effect on the Company. Failure of the Company or its significant third party contractors to effectively remedy year 2000 issues could cause disruption of the Company's operations resulting in increased operating costs and other adverse effects. In addition, to the extent significant customers' financial positions are weakened as a result of year 2000 issues, credit quality could be adversely impacted.

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

Market Risk

         In general, market risk is the sensitivity of income to variations in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices, such as prices of equities. The Company's market rate sensitive instruments include interest-earning assets, interest-bearing liabilities, and derivative financial instruments.

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

         Lower interest rate environments may also present interest rate risk exposure. In general, lower interest rate environments tend to accelerate loan prepayment rates, thus reducing the duration of mortgage-related assets and accelerating the amortization of any premiums paid in the acquisition of these assets. The amortization of any premiums over a shorter than expected term causes yields on the related assets to decline from anticipated levels. In addition, unanticipated accelerated prepayment rates increase the likelihood of potential losses of net future servicing revenues associated with the Company's mortgage servicing assets.

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

Derivative Financial Instruments

         The Company currently uses a variety of derivative financial instruments to assist in managing its interest rate risk exposures and, on a limited basis, for trading purposes. While the Company's use of derivative financial instruments in managing its interest rate exposures has served to mitigate the unfavorable effects that changes in interest rates may have on its results of operations, the Company continues to be subject to interest rate risk.

         Interest Rate Risk Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. Consequently, the Company uses derivative financial instruments in its efforts to reduce the repricing risk.

         At September 30, 1998, the Company used four major classes of derivative financial instruments to manage interest rate risk: (i) interest rate swaps, where the Company pays a fixed rate and receives a floating rate; (ii) interest rate caps, where the Company receives the excess, if any, of a designated floating rate (usually London Interbank Offered Rates ("LIBOR")) over a specified rate (the cap level); (iii) interest rate swaptions, where, in exchange for the payment of a premium, the Company has the right to enter into pay-fixed interest rate swaps at a future date; and (iv) interest rate futures in money market instruments.

         Interest rate swaps are used to modify specific fixed-rate assets and adjustable-rate borrowings and thereby improve the stability of the Company's net interest margin. Interest rate caps are used to hedge the periodic and lifetime rate caps embedded in specific adjustable-rate loans and securities. Interest rate swaptions are used to hedge the repricing risk on certain assets with high prepayment risk. Interest rate futures are used to hedge the repricing risk of certain short-term borrowed funds.

         The following table sets forth the characteristics of derivative financial instruments used by the Company at September 30, 1998 for interest rate risk management purposes, segregated by the activities that they hedge.

                                                                                                    WEIGHTED AVERAGE
                                                                                   ESTIMATED              RATE
                                                                    NOTIONAL         FAIR      --------------------------
                                                                     AMOUNT          VALUE         PAY         RECEIVE
                                                                     ------          -----         ---         -------
                                                                                  (DOLLARS IN THOUSANDS)
Interest rate swaps (pay fixed/receive variable) hedging:
    Securities available for sale                                      $254,960      $(4,055)         5.69%        5.62%
    Loans receivable                                                  1,639,871      (71,579)          6.35         5.53
    Borrowed funds                                                      250,000       (2,693)          5.38         5.63
Interest rate caps hedging:
    Securities available for sale                                       182,663            --           -- (1)       -- (1)
    Loans receivable                                                    172,713            --           -- (1)       -- (1)
Interest rate swaptions hedging loans receivable                         40,000            --           -- (2)       -- (2)
Interest rate futures hedging borrowed funds                            250,000          (18)           --           --
                                                                  --------------  ------------
Total                                                                $2,790,207     $(78,345)
                                                                  ==============  ============

----------

(1) The weighted average strike rate was 8.00%.

(2) The weighted average strike rate was 6.75%.

         The use of derivative financial instruments for interest rate risk management purposes resulted in reductions in net interest income during the three months and nine months ended September 30, 1998 of $3.9 million and $14.6 million, respectively, as compared with reductions in net interest income during the three months and nine months ended September 30, 1997 of $4.2 million and $13.7 million, respectively.

         Mortgage Banking Risk Management Instruments. At September 30, 1998, the Company used three major classes of derivative financial instruments to protect against the impact of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: (i) interest rate swaps, where the Company receives a fixed rate and pays a floating rate; (ii) interest rate floors, where the Company receives the difference, if any, between a designated average long-term interest rate (usually the constant maturity Treasury or swap indices) and a specified strike rate; and (iii) interest rate caps, where the Company receives the excess, if any, of a designated floating rate (usually LIBOR) over a specified rate.

         Two major classes of derivative financial instruments were used by the Company at September 30, 1998 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchased put options on the forward MBS market.

         The following table sets forth the characteristics of derivative financial instruments used by the Company at September 30, 1998 in connection with its mortgage banking activities, segregated by the activities that they hedge.


                                                                                                         WEIGHTED AVERAGE
                                                                                         ESTIMATED             RATE
                                                                          NOTIONAL         FAIR         --------------------------
                                                                           AMOUNT          VALUE            PAY         RECEIVE
                                                                           ------          -----            ---         -------
                                                                                        (DOLLARS IN THOUSANDS)
Interest rate swaps (pay variable/receive fixed) hedging mortgage
    servicing assets                                                        $ 800,000       $43,624         5.69%        6.07%
Interest rate floors hedging mortgage servicing assets                      2,231,684        48,057           -- (1)       -- (1)
Interest rate caps hedging mortgage servicing assets                          400,000        10,185           -- (2)       -- (2)
Forward contracts hedging loans held for sale                               4,214,751      (50,737)           --           --
Put options on MBS forward contracts hedging loans held for sale               22,000             5           --           --
                                                                        --------------  ------------
Total                                                                      $7,668,435       $51,134
                                                                        ==============  ============
----------

(1) The weighted average strike rate was 5.44%.

(2) The weighted average strike rate was 6.09%.

         Trading Instruments. At September 30, 1998, the derivative financial instruments used by the Company for trading purposes consisted of interest rate caps with a notional amount of $361.0 million and an estimated fair value of $0.1 million. At that date, these interest rate caps had a weighted average strike rate of 7.04%.

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

         The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities, and related derivative financial instruments at September 30, 1998. The amount of each asset, liability, or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity.

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

                                                                             OVER ONE
                                                                              THROUGH       OVER
                                                                 ONE YEAR      THREE        THREE
                                                                  OR LESS      YEARS        YEARS        TOTAL
                                                                  -------      -----        -----        -----
                                                                              (DOLLARS IN MILLIONS)
Interest-earning assets:
    Loans held for sale ......................................   $  3,612     $   --       $   --       $  3,612
    Loans receivable .........................................      5,733        3,709        3,125       12,567
    MBS available for sale ...................................      2,228          170          224        2,622
    Other ....................................................         87            6          660          753
                                                                 --------     --------     --------     --------
        Total interest-earning assets ........................     11,660        3,885        4,009       19,554
                                                                 --------     --------     --------     --------

Interest-bearing liabilities:
    Deposits .................................................      7,259        3,011        3,276       13,546
    Borrowed funds ...........................................      5,314          199          346        5,859
                                                                 --------     --------     --------     --------
        Total interest-bearing liabilities ...................     12,573        3,210        3,622       19,405
                                                                 --------     --------     --------     --------

Periodic gap before impact of derivative financial instruments       (913)         675          387          149
Impact of derivative financial instruments ...................      1,754         (795)        (959)        --
                                                                 --------     --------     --------     --------
Periodic gap .................................................   $    841     $   (120)    $   (572)    $    149
                                                                 ========     ========     ========     ========
Cumulative gap ...............................................   $    841     $    721     $    149
                                                                 ========     ========     ========

Cumulative gap as a percentage of total assets ...............        4.0%         3.4%         0.7%

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

         The following table presents the components of the Company's non-performing assets at the dates indicated.

                                      SEPTEMBER 30,  DECEMBER 31,
                                          1998           1997
                                          ----           ----
                                         (DOLLARS IN THOUSANDS)
Non-accrual loans:
    Residential real estate .........   $  79,038    $  90,998
    Commercial real estate ..........      13,792       21,760
    Consumer ........................       5,350        5,719
    Business ........................          93          511
                                        ---------    ---------
            Total non-accrual loans .      98,273      118,988
                                        ---------    ---------

ORE, net:
    Residential real estate .........      20,731       20,228
    Commercial real estate ..........      13,909        9,255
    Allowance for losses ............      (1,539)      (1,722)
                                        ---------    ---------
            Total ORE, net ..........      33,101       27,761
                                        ---------    ---------
Total non-performing assets .........   $ 131,374    $ 146,749
                                        =========    =========

Non-performing assets to total assets        0.62%        0.67%
Non-accrual loans to loans receivable        0.78         0.92

         The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loan portfolio, which the Company expects will continue to change over time.

         The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at September 30, 1998, such delinquent loans of the Company, net of those already in non-performing status.

                                     DELINQUENCY PERIOD
                                     ------------------
                                30 - 59   60 - 89
                                  DAYS      DAYS     TOTAL
                                -------   -------   -------
                                      (IN THOUSANDS)
Residential real estate loans   $45,851   $21,656   $67,507
Commercial real estate loans      5,816     2,260     8,076
Consumer loans ..............     3,705       938     4,643
Business loans ..............     1,080       308     1,388
                                -------   -------   -------
Total .......................   $56,452   $25,162   $81,614
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

                                                FOR THE                    FOR THE
                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                              -------------            -------------
                                           1998         1997         1998         1997
                                           ----         ----         ----         ----
                                                          (IN THOUSANDS)
Balance at beginning of period ......   $ 109,934    $ 101,026    $ 104,718    $ 106,495
Provision charged to operations (1) .       8,000        8,000       24,000       41,000
Allowance acquired in acquisition ...        --           --           --         13,249
Charge-offs:
    Residential real estate loans (2)      (6,604)      (6,056)     (20,115)     (57,284)
    Commercial real estate loans ....        (621)      (1,803)      (1,459)      (4,458)
    Consumer loans ..................        (659)      (1,148)      (2,171)      (3,360)
    Business loans ..................         (15)        --            (15)        --
                                        ---------    ---------    ---------    ---------
            Total charge-offs .......      (7,899)      (9,007)     (23,760)     (65,102)
                                        ---------    ---------    ---------    ---------

Recoveries:
    Residential real estate loans ...         736          909        2,602        3,017
    Commercial real estate loans ....         806          719        2,976        1,912
    Consumer loans ..................         342          405        1,371        1,410
    Business loans ..................          30            9           42           80
                                        ---------    ---------    ---------    ---------
            Total recoveries ........       1,914        2,042        6,991        6,419
                                        ---------    ---------    ---------    ---------
                Net charge-offs .....      (5,985)      (6,965)     (16,769)     (58,683)
                                        ---------    ---------    ---------    ---------
Balance at end of period ............   $ 111,949    $ 102,061    $ 111,949    $ 102,061
                                        =========    =========    =========    =========

----------

(1) The nine-month period ended September 30, 1997 includes a provision of $14.0 million associated with the NPA Sales.

(2) The nine-month period ended September 30, 1997 includes charge-offs of $35.8 million associated with the NPA Sales.

         The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated.

                                                   SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                                                       1998             1997              1997
                                                       ----             ----              ----
               Allowance for loan losses to:
                   Loans receivable                        0.89%            0.81%           0.84%
                   Non-accrual loans                     113.92            88.01          107.24

MBS

         Of the $2.6 billion carrying value of the Company's MBS available for sale portfolio at September 30, 1998, $1.9 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA. While substantially all of the privately-issued MBS held by the Company at September 30, 1998 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

Derivative Financial Instruments

         The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. In the event of a default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. There were no past due amounts related to the Company's derivative financial instruments at September 30, 1998 or December 31, 1997.

FINANCIAL CONDITION

General

         The Company's total assets amounted to $21.2 billion at September 30, 1998. In comparison, total assets were $21.8 billion at December 31, 1997.

Securities Available for Sale

         At September 30, 1998, the Company's securities available for sale portfolio amounted to $3.0 billion, down $2.0 billion, or 40.4%, from the level at the end of 1997. This decline was largely associated with sales of $1.5 billion of securities, which consisted primarily of MBS that had been designated for sale in connection with a balance sheet restructuring initiative implemented during December 1997. At September 30, 1998, MBS designated for sale by the Company had both an amortized cost and carrying value of $9.0 million.

         The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated.

                                                      SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                                      ------------------         -----------------
                                                     AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                                        COST     FAIR VALUE       COST     FAIR VALUE
                                                        ----     ----------       ----     ----------
                                                                      (IN THOUSANDS)
MBS:
    Pass-through securities:
        Privately-issued ........................   $1,686,038   $1,664,783   $2,875,982   $2,851,007
        FNMA ....................................      494,268      503,153      395,756      402,096
        FHLMC ...................................      101,669      102,991      178,538      181,098
        GNMA ....................................       85,452       87,281       15,277       15,517
    Collateralized mortgage obligations:
        Privately-issued ........................      262,807      263,502    1,335,225    1,336,690
        FNMA ....................................         --           --         91,349       91,436
        FHLMC ...................................         --           --         23,863       23,920
    Interest-only ...............................        1,353          668        1,555        1,129
                                                    ----------   ----------   ----------   ----------
            Total MBS ...........................    2,631,587    2,622,378    4,917,545    4,902,893
                                                    ----------   ----------   ----------   ----------

Other debt securities:
    United States government and federal agencies        3,490        3,536        8,552        8,638
    State and municipal .........................       15,030       14,864       36,997       36,291
    Domestic corporate ..........................      321,197      322,628       34,844       35,359
    Other .......................................          500          500          500          500
                                                    ----------   ----------   ----------   ----------
            Total other debt securities .........      340,217      341,528       80,893       80,788
                                                    ----------   ----------   ----------   ----------

Equity securities ...............................       11,168       10,979        9,243        8,623
                                                    ----------   ----------   ----------   ----------
Total securities available for sale .............   $2,982,972   $2,974,885   $5,007,681   $4,992,304
                                                    ==========   ==========   ==========   ==========

Loans

         The Company's loans receivable (exclusive of the allowance for loan losses) amounted to $12.6 billion at September 30, 1998, down 3.2% from $13.0 billion at December 31, 1997. This decline was attributable to a reduction in residential real estate loans receivable, the effect of which was partially offset by growth in the Company's relatively higher-yielding portfolios of commercial real estate, consumer and business loans receivable.

         The following table sets forth the composition of loans receivable at the dates indicated.

                                                                    SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                                    ------------------           -----------------
                                                                              PERCENTAGE                    PERCENTAGE
                                                                  AMOUNT       OF TOTAL        AMOUNT        OF TOTAL
                                                                 -----------  ----------       ------       ----------
                                                                               (DOLLARS IN THOUSANDS)
               Residential real estate loans                      $9,032,903      71.9%         $9,848,593      75.8%
               Commercial real estate loans                        2,420,644      19.2           2,263,023      17.4
               Consumer loans                                        915,185       7.3             773,817       6.0
               Business loans                                        198,387       1.6              99,074       0.8
                                                                 -----------     -----         -----------     -----
               Total loans receivable                            $12,567,119     100.0%        $12,984,507     100.0%
                                                                 ===========     =====         ===========     =====

         Residential real estate loans receivable declined $815.7 million, or 8.3%, during the first nine months of 1998. Although the Company produced approximately $1.8 billion of loans for this portfolio during the first nine months of 1998, the impact of this production, as well as other factors, was more than offset by principal payments, coupled with the transfer, in connection with the Company's balance sheet restructuring activities of approximately $780 million of relatively lower-yielding loans from loans receivable to loans held for sale.

         The Company's commercial real estate loans receivable increased $157.6 million, or 7.0%, from December 31, 1997 to September 30, 1998. At the end of the third quarter of 1998, commercial real estate loans receivable primarily consisted of multifamily properties (60%), shopping centers (16%), and office buildings (11%).

         During the first nine months of 1998, the Company's consumer loans receivable increased 18.3% to $915.2 million, largely attributable to growth in home equity loans of $163.3 million, or 25.8%. Home equity loans represented 86.9% of the consumer loans receivable portfolio at September 30, 1998, as compared with 81.7% at December 31, 1997.

         The Company's business loans receivable grew $99.3 million, or 100.2%, from December 31, 1997 to September 30, 1998. Contributing to this increase was the Company's expansion into lease financing during the second quarter of 1998. At September 30, 1998, lease financing amounted to $31.1 million.

         In addition to its portfolio of loans receivable, the Company maintains a portfolio of loans held for sale into the secondary market. Loans held for sale amounted to $3.6 billion at September 30, 1998, up from $1.8 billion at the end of 1997.

         Total loan production increased to $7.5 billion and $22.3 billion for the three months and nine months ended September 30, 1998, respectively, from $2.2 billion and $4.3 billion for the comparable prior year periods. These increases were substantially due to higher levels of residential real estate loan production, but also reflect growth in the production of commercial real estate loans, consumer loans and business loans.

         Residential real estate loan production amounted to $7.1 billion for the third quarter of 1998 and $20.8 billion for the first nine months of 1998, up $5.2 billion and $17.3 billion from the corresponding periods in 1997, largely due to the NAMC Acquisition. These increases were also attributable to high levels of loan refinancings, which resulted principally from the lower long-term interest rate environment during the 1998 periods as compared with the 1997 periods. Of the total residential real estate loan production during the third quarter and first nine months of 1998, approximately 48% and 53%, respectively, were refinanced loans. The relatively lower long-term interest rate environment during the 1998 periods also resulted in significant production of fixed-rate loans, substantially all of which are sold by the Company into the secondary market. Fixed-rate residential real estate loan production represented approximately 96% and 90% of total residential real loan production during the third quarter and first nine months of 1998, respectively.

         The following table summarizes the Company's loan production, both for portfolio and for sale in the secondary market, for the periods indicated.

                                                        FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        --------------------------  -------------------------
                                                           1998          1997          1998          1997
                                                        -----------   -----------   -----------   -----------
                                                                          (IN THOUSANDS)
Residential real estate loan production:
    Originated ......................................   $ 5,824,572   $ 1,246,639   $17,486,384   $ 2,542,955
    Purchased .......................................     1,243,932       640,656     3,354,503       979,323
                                                        -----------   -----------   -----------   -----------
        Total residential real estate loan production     7,068,504     1,887,295    20,840,887     3,522,278
                                                        -----------   -----------   -----------   -----------

Commercial real estate loans originated .............       204,997       131,244       756,130       322,301

Consumer loans originated:
    Home equity loans ...............................       148,812        89,754       412,350       234,512
    Other consumer loans ............................        40,531        41,685       122,101       118,109
                                                        -----------   -----------   -----------   -----------
        Total consumer loans originated .............       189,343       131,439       534,451       352,621
                                                        -----------   -----------   -----------   -----------

Business loans originated ...........................        79,404        31,203       211,423        58,950
                                                        -----------   -----------   -----------   -----------
Total loan production ...............................   $ 7,542,248   $ 2,181,181   $22,342,891   $ 4,256,150
                                                        ===========   ===========   ===========   ===========

Deposits

         The Company's total deposits amounted to $13.5 billion at the end of the third quarter of 1998, down $301.0 million from the end of 1997. Contributing significantly to this decline was the Bank's sale in August 1998 of its remaining Florida branch, which, at the time of sale, had deposits of $207.2 million. At September 30, 1998, the Bank operated 90 branches in the greater New York City metropolitan area.

         The following table sets forth a summary of the Company's deposits at the dates indicated.

                                                                  SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                                                  ------------------            -----------------
                                                                              PERCENTAGE                    PERCENTAGE
                                                                  AMOUNT       OF TOTAL        AMOUNT        OF TOTAL
                                                                  ------       --------        ------        --------
                                                                               (DOLLARS IN THOUSANDS)
               Demand..................................           $1,715,406     12.7%          $1,572,797     11.4%
               Savings.................................            2,267,488     16.7            2,431,812     17.6
               Money market............................            2,275,391     16.8            1,971,081     14.2
               Time....................................            7,287,980     53.8            7,871,585     56.8
                                                                 -----------    -----          -----------    -----
               Total deposits..........................          $13,546,265    100.0%         $13,847,275    100.0%
                                                                 ===========    =====          ===========    =====

Borrowed Funds

         The following table sets forth a summary of the Company's borrowed funds at the dates indicated.

                                           SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                         --------------------    ---------------------
                                                    PERCENTAGE              PERCENTAGE
                                         AMOUNT      OF TOTAL    AMOUNT      OF TOTAL
                                         ------      --------    ------      --------
                                                    (DOLLARS IN THOUSANDS)
Federal funds purchased and
    securities sold under agreements
    to repurchase ..................   $1,989,118      33.9%   $2,975,774      47.1%
FHLBNY advances ....................    3,346,819      57.1     2,786,751      44.1
Senior notes .......................      198,772       3.4       142,475       2.3
Guaranteed preferred beneficial
    interests in Holding Company's
    junior subordinated deferrable
    interest debentures ............      162,000       2.8       196,137       3.1
Other ..............................      162,411       2.8       218,175       3.4
                                       ----------     -----    ----------     -----
Total borrowed funds ...............   $5,859,120     100.0%   $6,319,312     100.0%
                                       ==========     =====    ==========     =====

         In July 1998, the Holding Company redeemed the remaining $44.4 million of its outstanding 8.9375% senior notes due July 2003, which resulted in a pre-tax extraordinary loss of $1.9 million. In addition, all of the Bank's $78.0 million of Collateralized Real Yield Securities were repaid, at the option of the holders thereof, in August 1998, which resulted in a pre-tax extraordinary loss of $0.6 million. Further, in September 1998, the Holding Company purchased $34.8 million of the then-outstanding $200.0 million of guaranteed preferred beneficial interests in its 9.33% junior subordinated deferrable interest debentures, which resulted in a pre-tax extraordinary loss of $4.6 million.

         During September 1998, the Holding Company issued $100.0 million of senior notes. These senior notes, which are unsecured, have a stated interest rate of 6.12% and mature in March 1999.

Stockholders' Equity

         Stockholders' equity amounted to $1.3 billion at September 30, 1998, up $24.9 million from the end of 1997. At the end of the third quarter of 1998, stockholders' equity represented 6.31% of total assets, as compared with 6.02% at the end of 1997. Book value per common share was $11.96 at September 30, 1998, up from $11.30 at December 31, 1997.

         During the first nine months of 1998, the Holding Company repurchased
5.8 million shares of its common stock ("Common Stock") at a cost of $164.3 million in connection with programs announced during December 1997 and April 1998. The Holding Company currently has one Common Stock repurchase program in effect. Under this program, which was announced in September 1998, the Holding Company is authorized to repurchase up to approximately 5.6 million shares of its outstanding Common Stock. No repurchases were made under this program during September 1998 and no time limit was established to complete this repurchase program.

          Cash dividends paid on the Common Stock for the first nine months of 1998 amounted to $16.0 million, or $0.14 per share. In October 1998, the Holding Company declared a cash dividend on the Common Stock of $0.05 per share to be paid on December 2, 1998 to stockholders of record as of the close of business on November 20, 1998.

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

         Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS, its primary regulator.

         Under OTS regulations, the Bank must maintain average eligible liquid assets for each calendar quarter of not less than 4.00% of its liquidity base. The Bank was in compliance with these regulations for the first, second and third quarters of 1998.

REGULATORY CAPITAL

         Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, leverage capital of at least 3.00% of adjusted total assets, and risk-based capital of at least 8.00% of risk-weighted assets. The Bank exceeded these capital requirements at September 30, 1998.

         Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if it has a leverage capital ratio of at least 5.00%, a tier 1 risk-based capital ratio (leverage capital to risk-weighted assets) of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At September 30, 1998, the Bank met the published standards for a well capitalized designation under these regulations.

         The following table sets forth the regulatory capital position of the Bank at the dates indicated.

                                  SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                  ------------------         ------------------
                                  AMOUNT      RATIO         AMOUNT        RATIO
                                  ------      -----         ------        -----
                                             (DOLLARS IN THOUSANDS)
                                             ----------------------
Tangible and leverage capital   $1,381,763       6.60%    $1,216,417       5.64%
Tier 1 risk-based capital ...    1,381,763      10.97      1,216,417      10.29
Total risk-based capital ....    1,493,712      11.86      1,321,135      11.17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Information required by this item is contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management," incorporated herein by reference.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 13, 1995, Anchor Savings Bank FSB ("Anchor Savings") filed suit in the United States Court of Federal Claims against the United States for breach of contract and taking of property without compensation in contravention of the Fifth Amendment to the United States Constitution. The action arose because the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Anchor Savings of the ability to include supervisory goodwill and certain other assets for purposes of computing its regulatory capital as the Federal Savings and Loan Insurance Corporation ("FSLIC") had agreed. The direct effect was to cause Anchor Savings to go from an institution that substantially exceeded its regulatory capital requirements to one that was critically undercapitalized upon the effectiveness of the FIRREA-mandated capital requirements.

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

         All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the merger of Anchor Bancorp and Anchor Savings with and into the Holding Company and the Bank, respectively), were assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases. The OCMO imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the Government's actions with that contract in each of the related transactions. The Government has disputed the existence of a contract in each case and cross-moved for summary judgment. The Government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Government submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by the plaintiff. On March 31, 1998, the Bank, as directed by the Court, submitted a proposed order imposing liability on the Government as to each of the Bank's claims. On April 30, 1998, the Government served its opposition to the entry of the order and sought discovery on several issues affecting summary judgment. The Bank intends to vigorously oppose the Government's special discovery request. Final submissions were made on May 15, 1998 by the Bank and May 22, 1998 by the Government. No date has been set for argument on the Bank's request to enter judgment. It is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

         The Court also ordered that certain common discovery proceed. The Government was required to produce certain documents relating to unassisted acquisitions of failing institutions effected by the Bank. In addition, the Court directed that full discovery of facts common to all pending cases be conducted. Such discovery has included materials concerning the policies and procedures of the Federal Home Loan Bank Board (the predecessor of the OTS) and the FSLIC during the thrift crisis of the 1980's, when the transactions that are the subject of the litigation occurred. In addition, the common discovery has included generally applicable information concerning the operations of the FSLIC that will be relevant under certain damage theories.

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

         There have been no court decisions determining damages in any of the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages was concluded in April 1998, with closing arguments held in September 1998. A second trial commenced in early May 1998, but settled before the conclusion of the trial. It is unlikely that any court decision on damages will be issued much before the end of 1998. It also is likely that any determination of damages by the Court of Federal Claims will be appealed. It is impossible to predict the measure of damages that will be upheld in cases in which liability is found.

         During the summer, there were settlements in a total of four of the Winstar-related cases in which the Government agreed to make payments to the plaintiffs. The Bank believes that the circumstances of the four settled cases were materially different from the Bank's case, and the Bank does not believe that these settlements will affect the final outcome of its case. The Company continues to believe that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted.

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


                             DIME BANCORP, INC.
                             (Registrant)



Dated: November 13, 1998     By: /s/ Lawrence J. Toal
       -----------------         --------------------
                                 Lawrence J. Toal
                                 Chairman of the Board, Chief Executive Officer,
                                 President, and Chief Operating Officer


Dated: November 13, 1998     By: /s/ Anthony R. Burriesci
       -----------------         ------------------------
                                 Anthony R. Burriesci
                                 Executive Vice President
                                   and Chief Financial Officer


Dated: November 13, 1998     By: /s/ John F. Kennedy
       -----------------         ---------------------
                                     John F. Kennedy
                                     Controller and Chief Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER           IDENTIFICATION OF EXHIBIT

27               Financial Data Schedule (filed electronically only).