Form 10-K
period 1998-12-31
DIME BANCORP INC
filed 1999-03-31
CIK 919568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                       COMMISSION FILE NUMBER: 001-13094

                               DIME BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $2,872,705,004 as of March 5, 1999 (based on the closing New York Stock Exchange price on such date).

     The number of shares of common stock of the registrant outstanding as of March 5, 1999 was 111,337,493 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of Form 10-K is incorporated by reference to the registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DIME BANCORP, INC.

                        1998 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   46
Item 8.   Financial Statements and Supplementary Data.................   46
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   46

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   47
Item 13.  Certain Relationships and Related Transactions..............   47

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   47

SIGNATURES............................................................   52

                                     PART I

     Certain statements contained herein are forward-looking and may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company (as defined below). A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control and general economic conditions.

ITEM 1.  BUSINESS

GENERAL

     Dime Bancorp, Inc. (the "Holding Company"), a Delaware corporation headquartered in New York, New York, is the holding company for The Dime Savings Bank of New York, FSB, a federally-chartered savings bank (the "Bank" and, together with the Holding Company and its direct and indirect subsidiaries, the "Company"). The principal subsidiary of the Bank is North American Mortgage Company ("NAMC"), a mortgage banking company that was acquired in October 1997 (the "NAMC Acquisition"). At December 31, 1998, the Company operated 90 banking branches located in the greater New York City metropolitan area and conducted its mortgage banking activities nationwide through locations in 43 states. At December 31, 1998, the Company had assets of $22.3 billion, deposits of $13.7 billion and stockholders' equity of $1.4 billion.

     For internal management purposes, the Company has four business segments:
Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio. Further information regarding these business segments is set forth below and in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Segments" and Note 25 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

RETAIL BANKING

  General

     The Company's Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and maintenance of a portfolio of residential real estate loans receivable. Products and services offered by this business segment, most of which are available 24 hours a day and seven days a week, are delivered through a multi-channel distribution network.

  Deposits

     The Company's total deposits amounted to $13.7 billion at December 31, 1998, of which $12.2 billion were associated with retail customers. (The remaining balance of total deposits consisted of escrow deposits relating to serviced mortgage loans and commercial banking-related customer deposits.) At that date, the Company operated 42 branches in New York City, 23 branches in Long Island, a total of 8 branches in Westchester and Rockland counties in New York and 17 branches in New Jersey. In addition to its branch system, the Company's deposit gathering network includes its telephone banking center and 190 automated teller machines owned by the Company.

     The Company attracts deposits by offering a broad selection of deposit instruments and programs. These include demand accounts, savings accounts, money market accounts, time deposit accounts, individual retirement and Keogh accounts and automatic payroll and Social Security deposit programs. The Company's deposit levels are subject to fluctuations resulting from numerous factors outside the

Company's control, including general economic conditions, market interest rates and competition both from other depository institutions and alternative investments. Depositor behavior is affected by a variety of factors, including risk-related returns on other available investments, the rates paid by the Company compared to other institutions and the Company's ability to satisfy customer needs. These factors may affect the Company's willingness or ability to compete for deposits and, therefore, the level of its deposits.

     The Bank is a member of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with approximately 65% of its deposits insured by the BIF and the remainder insured by the Savings Association Insurance Fund ("SAIF") of the FDIC, in each case up to applicable limits.

     For further information on the Company's deposits, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

  Securities Brokerage Services

     Securities brokerage services are provided by the Company through Dime Securities, Inc., a wholly-owned subsidiary that is a registered broker-dealer. The services provided by Dime Securities primarily consist of the execution of securities transactions, on an agency basis, solely upon the order and for the accounts of its customers. In addition, Dime Securities provides standardized and individualized investment and financial planning advice to individuals and business entities. Products sold by Dime Securities, which are not BIF- or SAIF-insured, include: mutual funds; government, corporate and municipal bonds; equity securities and equity options; annuities; and unit investment trusts.

  Insurance Activities

     The Company's insurance subsidiaries, which include The Dime Agency, Inc., Dime NJ Agency, Inc. and North American Mortgage Insurance Services, currently sell certain tax-deferred annuities and products issued by various insurance companies, including individual and group life, disability and accidental death insurance, as well as hazard, mortgage and automobile insurance. The Company also offers Savings Bank Life Insurance ("SBLI") in New York through its SBLI Department.

  Consumer Lending

     The Company's consumer loans receivable, which amounted to $973.2 million at the end of 1998, includes adjustable- and fixed-rate home equity loans and lines of credit, manufactured home loans, loans secured by deposits, automobile loans, boat loans, unsecured and secured personal loans, property improvement loans, government-guaranteed student loans and unsecured revolving lines-of-credit and overdraft checking loans. The Company generates consumer loans through its retail branch system, its NAMC loan production network, direct mail and general marketing initiatives.

     Home equity loans represented approximately 88% of the Company's total consumer loan portfolio at December 31, 1998. These loans are underwritten following guidelines similar to those for conventional residential real estate loans (see "Mortgage Banking -- Residential Real Estate Loan Production"). During 1998, the loan-to-value ratio on any home equity loan, together with any prior lien, generally did not exceed 90% at the time of origination. Loans made pursuant to home equity lines of credit have adjustable interest rates that, after an introductory period, are based generally on a fixed margin over the prime lending rate.

     For a further discussion of the Company's consumer loans receivable, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

  Residential Real Estate Loans Receivable Portfolio

     At December 31, 1998, the Company maintained a residential real estate loans receivable portfolio of $8.9 billion, consisting of one-to-four family first mortgage loans and cooperative apartment loans. The Company managed the level of this loan portfolio during 1998 consistent with its strategy to reduce the percentage of such loans to total loans receivable.

     For a further discussion of the Company's residential real estate loans receivable portfolio, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

COMMERCIAL BANKING

  General

     The Company's Commercial Banking segment provides both lending and deposit products and services to business customers. This segment includes commercial real estate lending and business banking activities.

  Commercial Real Estate Lending

     At December 31, 1998, the Company's commercial real estate loans receivable amounted to $2.6 billion, of which approximately $2.0 billion were secured by properties located in the State of New York. During 1998, the Company opened a commercial real estate loan production office in Florida to complement existing offices in the greater New York City metropolitan area, Pennsylvania and Virginia. The Company's underwriting policies with respect to commercial real estate loans are based primarily on the loan-to-value ratio of the property and an assessment as to the adequacy of the underlying project's cash flow and its coverage of operating expenses and debt service payments. The Company's underwriting policies generally also require an appraisal of the underlying property, an engineer's report and a "Phase I" environmental assessment. Loan-to-value ratios at the time of origination are usually not more than 75%.

  Business Banking

     The Company's business banking activities consist of providing loans (including lease financing and asset-based lending), deposit products and cash management and other services to small- and medium-sized businesses.

     The Company originates business loans principally to finance seasonal working capital needs, expansion, renovation and equipment purchases. In general, the ability of the borrower to generate sufficient cash flows from operations to liquidate the debt is a critical component of the credit decision. At December 31, 1998, the Company's business loans receivable amounted to $287.3 million.

     For a further discussion of the Company's commercial real estate and business loans receivable, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

MORTGAGE BANKING

  General

     The Company's Mortgage Banking segment activities, which are conducted principally through NAMC, include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for itself and others. During 1998, the Company expanded its mortgage banking operations in continuance of its strategy to strengthen its mortgage banking capabilities and in response to the relatively high level of loan demand.

  Residential Real Estate Loan Production

     The Company produces fixed-rate and adjustable-rate residential real estate loans through a multi-channel, multi-regional network. Of the Company's total residential real estate loan production during 1998 of $30.5 billion, approximately 48% was originated through approved mortgage brokers (which numbered approximately 8,100 at December 31, 1998, as compared with approximately 6,400 at December 31, 1997), approximately 36% was originated directly by the Company and approximately 16% was purchased through correspondent lenders.

     The following table sets forth the geographic distribution of residential real estate loan production during 1998 (in thousands):

                                                                 LOAN        PERCENTAGE
                                                                AMOUNT        OF TOTAL
                                                              -----------    ----------
California..................................................  $ 7,677,070       25.2%
Minnesota...................................................    1,553,086        5.1
Massachusetts...............................................    1,370,536        4.5
Texas.......................................................    1,340,097        4.4
Illinois....................................................    1,319,661        4.3
Colorado....................................................    1,265,382        4.2
New York....................................................    1,053,616        3.5
Virginia....................................................    1,036,427        3.4
Florida.....................................................    1,035,654        3.4
Other(1)....................................................   12,812,137       42.0
                                                              -----------      -----
Total.......................................................  $30,463,666      100.0%
                                                              ===========      =====

---------------
(1) No other state represented more than 2.7% of the total loan production.

     The Company's residential real estate loan production includes loans: (i) that meet the standard underwriting policies and purchase limits (which for single family homes increased to $240,000 by year-end 1998) established by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines ("conforming conventional loans"); (ii) in amounts in excess of the FNMA and FHLMC purchase limits ("jumbo loans"); (iii) insured or guaranteed under Federal Housing Administration ("FHA") or Veterans Administration ("VA") programs; (iv) that conform to programs established by various state and local authorities; and (v) exclusively for sale to specified secondary market investors that conform to the requirements of such investors, which may be more or less stringent than those for conforming conventional loans.

     Underwriting policies and guidelines for residential real estate loans produced for the Company's portfolio are generally in conformance with those of FNMA and FHLMC. Such policies and guidelines include requiring an appraisal of the value of the collateral for the purpose of determining the loan-to-value ratio (i.e., the ratio that the principal amount of the loan bears to the value of the collateral securing the loan at the time of origination) and the collateral's adequacy as security. The collateral's value is deemed to be the lower of the purchase price or the appraised value, except for refinance loans, where the appraised value is used. With respect to residential first mortgage loans having a loan-to-value ratio in excess of 80% at the date of origination, the Company generally requires private mortgage insurance underwritten by FNMA- and FHLMC-approved insurers in accordance with FNMA and FHLMC coverage levels.

     When the Company makes residential real estate loans to borrowers whose creditworthiness does not meet standard FNMA and FHLMC underwriting guidelines ("subprime loans"), it sells the loans, as well as the right to service them, into the secondary market, without recourse to the Company, and receives a fee for their origination.

     The Company administers a formal process for approving and monitoring, and conducts annual reviews of, its mortgage brokers and correspondents. Mortgage broker performance is assessed primarily by monitoring loan credit quality. Correspondent-purchased loans are contractually required to be underwritten by the correspondent lenders in accordance with the Company's guidelines and, unless a correspondent lender has been delegated underwriting authority, all loans are re-underwritten by the Company prior to purchase. Correspondent lenders with delegated underwriting status are generally subject to more stringent financial and operational requirements than those without such status and have undergone a comprehensive on-site review conducted by the Company. Mortgage brokers and correspondent lenders demonstrating unacceptable performance or insufficient loan activity are removed from the Company's programs.

  Secondary Market Activities

     During 1998, the Company continued its strategy of selling into the secondary market substantially all of its fixed-rate residential real estate loan production. Further, the Company opportunistically sells adjustable-rate loans into the secondary market. In total, the Company sold $26.8 billion of residential real estate loans into the secondary market during 1998.

     Conforming conventional loans produced by the Company for sale in the secondary market are typically pooled and exchanged for securities backed by such loans (mortgage-backed securities ("MBS")) issued by FNMA or FHLMC, which are sold to investment banking firms. The Company may also sell conforming conventional loans, as whole loans, directly to FNMA or FHLMC or to private investors. Jumbo loans produced for sale in the secondary market are sold to private investors. FHA-insured and VA-guaranteed loans produced for sale in the secondary market are pooled to form Government National Mortgage Association ("GNMA") MBS, issued by the Company, which are sold to investment banking firms.

  Loan Servicing

     At December 31, 1998, the Company's residential real estate loans serviced for others portfolio (excluding loans being subserviced by the Company) consisted of approximately 274,000 loans with principal balances totaling approximately $27 billion. In return for servicing these loans, the Company earns fees based upon the outstanding principal balances of the loans. Minimum servicing fees for substantially all loans serviced under MBS programs are established by the sponsoring entities. At year-end 1998, the Company was subservicing, for a fee, approximately 60,000 loans with principal balances of approximately $8 billion in connection with bulk sales of loan servicing rights. In addition, at the end of 1998, the Mortgage Banking business segment was servicing approximately 100,000 residential real estate loans owned by the Company with principal balances of approximately $12 billion.

     Loan servicing consists of collecting principal and interest payments from borrowers, remitting aggregate principal and interest payments to investors, making loan-related advances when required, accounting for principal and interest, collecting funds for payment of loan-related expense such as taxes and insurance, inspecting the collateral as required, contacting delinquent borrowers, conducting foreclosures and property dispositions in the event of unremedied defaults and generally administering loans.

     For a further discussion of the Company's mortgage banking activities, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

INVESTMENT PORTFOLIO

     The Company, pursuant to established policies and guidelines, invests in certain debt and equity securities and money market investments. These investments are made in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes. In addition, as a member of the Federal Home Loan Bank of New York ("FHLBNY"), the Bank is required to maintain a specified investment in the capital stock of the FHLBNY (see "Regulation and Supervision -- Federal Home Loan Bank System"). In recent years, the Company's strategy has been to reduce the relative contribution of its investment portfolio, and to increase the relative contributions of other business segments, to overall revenues and profit.

     For a further discussion of the Company's investment portfolio, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 4 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

EMPLOYEES

     The Company had 7,437 employees at December 31, 1998. Employees of the Company are not represented by any collective bargaining group. The Company considers its employee relations to be satisfactory.

COMPETITION

     The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition for deposits historically has come from other thrift institutions and commercial banks doing business in the greater New York City metropolitan area. The Company also competes for funds with money market mutual funds, corporate and governmental debt securities and other investment alternatives. The Company's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional investors and lenders. A number of institutions with which the Company competes for deposits and loans have significantly greater assets and capital than the Company.

REGULATION AND SUPERVISION

  General

     The Bank is a federal savings bank and a member of the FHLBNY and is subject to the regulations, examinations and reporting requirements of the Office of Thrift Supervision (the "OTS"), as the primary regulator of federal savings associations, and of the FDIC, as insurer of the Bank's deposits. Additionally, the Bank is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a savings and loan holding company, the Holding Company is also subject to the regulations, examinations and reporting requirements of the OTS.

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

  Deposit Insurance

     The FDIC administers two separate deposit insurance funds: the BIF, of which the Bank is a member, and the SAIF. Approximately 65% of the Bank's deposits are BIF-insured and approximately 35% of its deposits are SAIF-insured. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under this system, both BIF-insured and SAIF-insured depository institutions are placed into one of nine confidential assessment risk categories using a two-step process based first on capital ratios and then on other factors. As a result of the enactment of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), SAIF-insured deposit assessment rates currently range between $0.00 and $0.27 for each $100 of insured deposits, which is identical to BIF-insured deposit assessment rates.

     Under the Funds Act, beginning January 1, 1997, insured depository institutions were assessed with respect to BIF-assessable deposits in order to pay for a portion of the debt service of certain bonds issued by the Federal Financing Corporation (the "FICO Bonds"). Prior to January 1, 1997, assessments to pay the debt service on the FICO Bonds were applicable only to SAIF-member institutions. The Funds Act provides that, between January 1, 1997 and the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist, BIF-assessable deposits will be assessed at a rate equal to 20% of the rate applied to SAIF-assessable deposits for purposes of the FICO Bonds debt service assessment. Thereafter, all insured deposits will be assessed on a pro rata basis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The rate for the first quarter of 1999 was set at $0.061 for each $100 of SAIF-assessable deposits and $0.0122 for each $100 of BIF-assessable deposits.

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

  Capital Requirements

     Under federal statute and OTS regulations, savings associations are required to comply with three separate capital adequacy standards. These institutions are required to have core capital equal to 3% of adjusted total assets, tangible capital equal to at least 1.5% of adjusted total assets and total risk-based capital equal to at least 8% of total risk-weighted assets. The OTS is also authorized to establish individual minimum capital requirements for a savings association consistent with these capital standards. The OTS has not established any such individual minimum capital requirements for the Bank. There are potentially severe consequences for failing to meet these regulatory capital requirements.

     Core capital includes common stockholders' equity (including common stock, common stock surplus and retained earnings, but excluding any unrealized gains or losses, net of related taxes, on certain securities available for sale), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets, other than servicing assets valued in accordance with applicable regulations and purchased credit card relationships ("PCCRS"), generally must be deducted from core capital. Servicing assets and PCCRS may represent in the aggregate up to 100% of core capital, although the aggregate amount of non-mortgage servicing assets and PCCRS may not exceed 25% of core capital. Servicing assets and PCCRS that are includable in capital are each subject to a limitation equal to the lesser of 90% of fair value or 100% of the remaining unamortized book value. In addition, certain deferred tax assets and investments in and loans to non-includable subsidiaries must be deducted from core capital.

     Tangible capital means core capital less any intangible assets (except for mortgage servicing assets includable in core capital and investments in subsidiaries that are not "includable subsidiaries" (except as permitted by regulation).

     For purposes of the risk-based capital requirement, total risk-based capital means core capital plus supplementary capital, so long as the amount of supplementary capital that is used to satisfy the requirement does not exceed the amount of core capital. Supplementary capital includes, among other things, subordinated debt issued pursuant to OTS regulations, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on certain securities available for sale. Risk-weighted assets are determined by multiplying certain categories of the savings association's assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% based on the credit risk associated with those assets as specified in OTS regulations. The OTS adopted a rule, effective January 1, 1994, incorporating an interest-rate risk component into its existing risk-based capital requirement. In March 1995, the OTS extended a waiver of the interest rate risk capital deduction until it issued a Thrift Bulletin establishing an appeals process and notified thrift institutions of the effective date. Although the OTS issued the Thrift Bulletin on August 21, 1995, it also announced that the automatic interest rate risk capital deduction would not be implemented until the OTS issued a notice otherwise.

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

     For information concerning the Bank's regulatory capital status, see Note 16 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

     The Federal Deposit Insurance Act (the "FDI Act") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would be "undercapitalized." "Undercapitalized" depository institutions are subject to limitations on, among other things, asset growth, acquisitions, branching, new business lines, acceptance of brokered deposits and borrowings from the Federal Reserve System and are required to submit a capital restoration plan. The federal bank regulatory agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's holding company, if any, must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the holding company under such guarantee is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became "undercapitalized," or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If the depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

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

  Loans-to-One-Borrower Limitations and Loans to Insiders

     Savings associations are subject to loans-to-one-borrower limitations under federal law and OTS regulations. At December 31, 1998, the Bank's loans-to-one borrower limitation was approximately $211 million.

     Savings associations are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act. These provisions, among other things, limit a savings institution's extension of credit to the principal stockholders, directors and executive officers of the savings institution and its affiliates and to the related interests of these persons.

  Liquid Assets

     OTS regulations require a saving institution to maintain, for each calendar quarter, an average daily balance of liquid assets (as defined) equal to at least 4% of either (i) its liquidity base (the institution's net withdrawable accounts plus short-term borrowings) at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. Monetary penalties may be imposed for failure to meet liquidity ratio requirements.

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

     Under current OTS regulations, a savings association that exceeds its fully phased-in OTS capital requirements both before and after a proposed distribution (a "Tier 1 Institution") and that has not been advised by the OTS that it is in need of more than normal supervision may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. In addition, a Tier 1 Institution may make capital distributions in excess of the foregoing limits if it gives the OTS 30 days' notice of the proposed distribution and the OTS does not object within that period. A Tier 1 Institution that has been notified by the OTS that it is in need of "more than normal supervision" must, under the OTS regulations, be treated as a "Tier 2 Institution" or a "Tier 3 Institution," to which progressively more stringent restrictions on dividends and capital distributions apply. As of December 31, 1998, the Bank was a Tier 1 Institution. The OTS also may prohibit a proposed capital distribution that would otherwise be permitted if it determines that the distribution would constitute an unsafe or unsound practice.

     Beginning on April 1, 1999, OTS regulations will dispense with the distinctions between Tier 1, Tier 2 and Tier 3 Institutions and also eliminate the use of the "surplus capital ratio" in determining whether an application for prior approval of a capital distribution must be filed. A savings association will be required to file an application if: (i) it is not eligible for expedited treatment under the OTS application processing rules;
(ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years; (iii) the savings association would not be adequately capitalized under the OTS capital regulation following the distribution; or (iv) the capital distribution would violate a statute, regulation or agreement with the OTS or a condition imposed by the OTS. A savings association that is not required to file an application may be required to file a notice with the OTS under certain conditions, including if it is a subsidiary of a holding company. The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statute, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice.

     Also beginning on April 1, 1999, "capital distributions" will include, among other things, payments to repurchase, redeem, retire or acquire the savings association's debt instruments included in total capital or payment of cash or other property to the savings association's owners or affiliates made in connection with a corporate restructuring. Distributions charged against capital will only be included if the savings association would not be "well capitalized" following the distribution.

     The Holding Company's ability to pay dividends on its common stock ("Common Stock") is limited by restrictions imposed by Delaware law. In general, dividends may be paid out of the Holding Company's surplus, as defined by Delaware law, or in the absence of such surplus, out of its net profits for the current and/or immediately preceding fiscal year.

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

     As part of its CRA activities, the Bank originates loans for affordable housing (which are generally loans to low- or moderate-income borrowers). In order to generate these loans, the Bank's specifically designated staff uses a variety of outreach initiatives, including participation in seminars and housing fairs, such as those targeted to first-time home buyers, loan application materials in a variety of foreign languages and cooperative ventures with not-for-profit groups. The Bank's CRA lending activities also include loans in low- or moderate-income neighborhoods, community development financing for new construction and rehabilitation of affordable multifamily housing and targeted commercial projects. Typically, these project loans are made in partnership with government subsidy programs.

     The OTS assigns a CRA rating based upon a Lending Test, Investment Test and Service Test keyed to, respectively, the number of loans, the number of investments and the level of availability of retail banking services in a savings association's assessment area. The Lending Test is the primary component of the assigned composite rating. An "outstanding" rating on the Lending Test automatically results in at least a "satisfactory" rating on the composite, but an institution cannot receive a "satisfactory" or better rating on the composite if it does not receive at least a "low satisfactory" rating on the Lending Test. Alternatively, a savings association may elect to be assessed by complying with a strategic plan approved by the OTS.

     Following each of the four most recent CRA examinations of the Bank by the OTS, which were completed in August 1997, June 1995, February 1993 and December 1990, the Bank received an "outstanding" CRA rating, which is the highest rating that an institution may receive.

  Savings Association Investment Powers

     Federal savings associations are subject to comprehensive regulation governing their investments and activities. Among other things, a federal savings association may invest up to 3% of its assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the association itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries, stock of government-sponsored agencies such as FHLMC and FNMA and certain "pass-through investments" in entities engaging only in activities that a federal savings association may conduct directly, federal savings associations generally are not permitted to make equity investments. A service corporation in which a federal savings association may invest is permitted to engage in activities reasonably related to the activities of a federal savings association as the OTS may approve on a case-by-case basis and certain activities pre-approved by the OTS.

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

  Federal Reserve System

     The Bank is subject to various regulations promulgated by the Federal Reserve Board, including, but not limited to, Regulation B (Equal Credit Opportunity Act), Regulation D (Federal Reserve Act), Regulation E (Electronic Fund Transfers Act), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act).

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

     For federal income tax purposes, the deduction available to the Bank for bad debts is equal to its actual loss experience. The use of reserves for bad debts is no longer available. Generally, federal bad debt reserve balances in existence on December 31, 1987 will be subject to recapture upon distribution of such reserves to shareholders. For New York State and New York City tax purposes, thrift institutions continue to use the reserve method of tax accounting for bad debts and determine a deduction for bad debts in a manner similar to prior law, including an alternative deduction equal to 32% of the thrift's taxable income as specially determined for this law.

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

     The Holding Company and certain of its subsidiaries are also subject to state and local taxation in states other than New York. Most states provide a statutory apportionment methodology that determines the allocable income subject to tax in those states. In certain cases, the income and activities of the affiliated group are used to determine the tax liability of the entity doing business in that state. Further, the ability to utilize NOL carryovers varies by state. New Jersey imposes a Savings Institution Tax based on net income attributed to New Jersey on the basis of separate accounting, at a rate of 3% and NOLs cannot be carried back or forward. In addition, the Holding Company is subject to an annual franchise tax imposed by Delaware, its state of incorporation. This franchise tax is the higher of an amount determined by reference to authorized shares or assumed capital (asset size), but cannot exceed $150,000.

     For additional information regarding income taxes of the Company, see Note 21 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES

     The Company leases its principal executive offices in New York City and its administrative headquarters located in Uniondale, New York. The Company also leases the executive offices for its mortgage banking operations in Tampa, Florida and owns both its residential real estate loan production headquarters located in Santa Rosa, California and its residential real estate and consumer loan servicing operations center in Albion, New York.

     At December 31, 1998, the Bank operated 90 full-service branches in the greater New York City metropolitan area, of which 40 were owned and 50 were leased. At that date, the Company leased approximately 260 residential real estate loan production facilities in 43 states.

     For further information regarding the Company's properties and lease obligations, see Notes 7 and 24 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

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

     From 1982 to 1985, Anchor Savings had acquired eight FSLIC-insured institutions that were in danger of failing and causing a loss to the FSLIC. Four institutions were acquired with some financial assistance from the FSLIC and four were unassisted "supervisory" cases. In acquiring the institutions, Anchor Savings assumed liabilities determined to exceed the assets it acquired by over $650 million at the dates of the respective acquisitions. The difference between the fair values of the assets acquired and the liabilities assumed in the transactions were recorded on Anchor Savings' books as goodwill. At the time of these acquisitions, the FSLIC had agreed that this supervisory goodwill was to be amortized over periods of up to 40 years. Without that agreement, Anchor Savings would not have made the acquisitions. When the capital regulations imposed under FIRREA became effective, Anchor Savings still had over $518 million of supervisory goodwill on its books and in excess of 20 years remaining to amortize it under the agreements with FSLIC. The FIRREA-mandated capital requirements excluded all but approximately $124 million of Anchor Savings' supervisory goodwill, over $42 million attributable to the FSLIC contribution in one acquisition, and, until the formation of Anchor Bancorp, Inc., the holding company for Anchor Savings ("Anchor Bancorp"), in 1991, $157 million associated with preferred stock issued to the FSLIC as a result of one of the acquisitions. FIRREA also required the remaining supervisory goodwill to be eliminated by December 31, 1994 for regulatory capital purposes. The elimination of the supervisory goodwill resulted in severe limitations on Anchor Savings' activities and required the disposition of valuable assets under liquidation-like circumstances, as a result of which Anchor Savings was damaged. The complaint asks that the Government make Anchor Savings whole for the effects of the loss, which are estimated to exceed substantially the goodwill remaining at the time FIRREA was enacted.

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

     All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the merger of Anchor Bancorp and Anchor Savings with and into the Holding Company and the Bank, respectively (the "Anchor Merger")), were assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases. The OCMO imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the Government's actions with that contract in each of the related transactions. The Government has disputed the existence of a contract in each case and cross-moved for summary judgment. The Government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Government submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by the plaintiff. On March 31, 1998, the Bank, as directed by the Court, submitted a proposed order imposing liability on the Government as to each of the Bank's claims. On April 30, 1998, the Government served its opposition to the entry of the order. Final submissions were made on May 15, 1998 by the Bank and May 22, 1998 by the Government. No date has been set for argument on the Bank's request to enter judgment. It is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

     Commencing in April 1998, the oldest 30 of the pending cases (after excluding certain specific cases) that elected to proceed were allowed to commence full discovery as to liability and damages in their cases. The case-specific discovery will continue through June 1999, unless further extended by the Court. The second 30 cases will start discovery in 1999, and so on. Discovery of damage experts will follow the fact discovery in each case. Cases will not be assigned to trial judges until after the fact discovery is completed. The Bank is among the first 30 plaintiffs and commenced full case-specific discovery on April 1, 1998.

     There have been no court decisions determining damages in any of the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages was concluded in April 1998, with closing arguments held in September 1998. A decision in that case is now expected in early April 1999. Trials in two other cases also have recently ended, and decisions are expected in the cases shortly. It also is likely that any determination of damages by the Court of Federal Claims will be appealed. It is impossible, therefore, to predict the measure of damages that will be upheld in cases in which liability is found.

     During the summer of 1998, there were settlements in a total of four of the Winstar-related cases in which the Government agreed to make payments to the plaintiffs. The Bank believes that the circumstances of the four settled cases were materially different from the Bank's case, and the Bank does not believe that these settlements will affect the final outcome of its case. The Company is unaware of any other pending settlements in this litigation.

     The Company continues to believe that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted.

     Certain claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Company in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the Holding Company's stockholders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DME." On March 5, 1999, there were approximately 19,751 holders of record of the Common Stock.

     The following table sets forth, for the quarters indicated, the high and low sales prices of the Common Stock based on the NYSE Composite Tape and any cash dividends declared per share of Common Stock.

                                                               SALES PRICE
                                                              --------------     DIVIDENDS
                                                              HIGH      LOW      DECLARED
                                                              ----      ----     ---------
1998:
  Fourth quarter............................................  $28       $17 1/8    $0.05
  Third quarter.............................................   33 1/16   18 1/4     0.05
  Second quarter............................................   32 1/2    27 5/8     0.05
  First quarter.............................................   31 1/4    23         0.04
1997:
  Fourth quarter............................................   30 3/8    20 15/16   0.04
  Third quarter.............................................   22 1/16   16 15/16   0.04
  Second quarter............................................   19        14 7/8     0.04
  First quarter.............................................   18 1/8    14 1/2       --

     The Holding Company's Board of Directors (the "Board") periodically considers the payment of dividends on the Common Stock, taking into account the Company's financial condition and level of net income, its future prospects, economic conditions, industry practices and other factors, including the dividend restrictions described in "Regulation and Supervision -- Restrictions on Dividends and Capital Distributions" under Item 1, "Business."

ITEM 6.  SELECTED FINANCIAL DATA

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                             -----------   -----------   -----------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR
Net interest income........................  $   527,233   $   483,062   $   461,295   $   409,626   $   429,077
Provision for loan losses..................       32,000        49,000        41,000        39,650        55,799
Non-interest income........................      525,030       145,291        85,978        74,712        89,900
Non-interest expense:
  General and administrative expense.......      571,839       337,122       292,795       285,901       294,474
  Amortization of mortgage servicing
    assets.................................       92,291        29,751        19,382        20,652        20,297
  Other real estate owned expense, net.....        1,511         4,341        10,072        12,892        11,013
  SAIF recapitalization assessment.........           --            --        26,280            --            --
  Restructuring and related expense........           --         9,931         3,504        15,331        58,258
                                             -----------   -----------   -----------   -----------   -----------
    Total non-interest expense.............      665,641       381,145       352,033       334,776       384,042
                                             -----------   -----------   -----------   -----------   -----------
Minority interest -- preferred stock
  dividends of subsidiary..................           --            --            --            --        11,433
                                             -----------   -----------   -----------   -----------   -----------
Income before income tax expense (benefit),
  extraordinary items and cumulative effect
  of a change in accounting principle......      354,622       198,208       154,240       109,912        67,703
Income tax expense (benefit)...............      113,479        75,034        49,984        47,727       (53,138)
                                             -----------   -----------   -----------   -----------   -----------
Income before extraordinary items and
  cumulative effect of a change in
  accounting principle.....................      241,143       123,174       104,256        62,185       120,841
Extraordinary items -- losses on early
  extinguishment of debt, net of tax
  benefits of $2,993 in 1998 and $895 in
  1997.....................................       (4,057)       (1,460)           --            --            --
Cumulative effect of a change in accounting
  principle for goodwill...................           --            --            --            --       (92,887)
                                             -----------   -----------   -----------   -----------   -----------
Net income.................................  $   237,086   $   121,714   $   104,256   $    62,185   $    27,954
                                             ===========   ===========   ===========   ===========   ===========
PER COMMON SHARE
Basic earnings:
  Income before extraordinary items and
    cumulative effect of a change in
    accounting principle...................  $      2.13   $      1.15   $      1.00   $      0.63   $      1.23
  Net income...............................         2.09          1.14          1.00          0.63          0.28
Diluted earnings:
  Income before extraordinary items and
    cumulative effect of a change in
    accounting principle...................         2.09          1.13          0.96          0.57          1.12
  Net income...............................         2.06          1.12          0.96          0.57          0.26
Cash dividends declared....................         0.19          0.12            --            --            --
Book value at December 31,(1)..............        12.42         11.30          9.76          9.03          8.43
Market value at December 31,...............        26.25         30.25         14.75         11.63          7.75

PERFORMANCE RATIOS
Return on average assets...................         1.11%         0.60%         0.52%         0.30%         0.15%
Return on average stockholders' equity.....        17.84         11.04         10.36          6.56          3.25
Net interest margin for the year...........         2.68          2.51          2.40          2.07          2.36
Non-interest income to total revenues......        49.90         23.12         15.71         15.43         17.32
Efficiency ratio...........................        54.59         51.98         51.83         57.11         57.28

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                             -----------   -----------   -----------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
AT YEAR END
Total assets...............................  $22,320,850   $21,848,000   $18,870,108   $20,326,620   $19,647,937
Securities available for sale..............    3,329,444     4,992,304     2,589,572     4,070,865       530,714
Securities held to maturity................           --            --     4,363,971     5,085,736     8,609,897
Loans held for sale........................    3,884,886     1,841,862       115,325       139,370        16,621
Loans receivable...........................   12,748,068    12,984,507    10,738,057     9,830,313     9,351,622
Allowance for loan losses..................      105,081       104,718       106,495       128,295       170,383
Deposits...................................   13,651,460    13,847,275    12,856,739    12,572,203    12,811,269
Borrowed funds.............................    6,772,848     6,319,312     4,815,191     6,614,552     5,758,734
Stockholders' equity.......................    1,385,665     1,314,858     1,022,337       976,530       905,125
Loans serviced for others(2)...............   27,009,693    21,986,111    11,036,624     9,514,560     8,713,047
Common shares outstanding (in thousands)...      111,570       116,358       104,744        99,706        98,601

ASSET QUALITY
Non-performing assets......................  $    83,343   $   146,749   $   244,845   $   315,800   $   415,866
Non-performing assets to total assets......         0.37%         0.67%         1.30%         1.55%         2.12%
Non-accrual loans to loans receivable......         0.43          0.92          1.78          2.60          3.66
Allowance for loan losses to:
  Loans receivable.........................         0.82          0.81          0.99          1.31          1.82
  Non-accrual loans........................       190.67         88.01         55.58         50.29         49.84

CAPITAL RATIOS
Stockholders' equity to total assets.......         6.21%         6.02%         5.42%         4.80%         4.61%
Average stockholders' equity to average
  total assets.............................         6.21          5.46          5.05          4.62          4.57
The Dime Savings Bank of New York, FSB:
  Tangible and core........................         5.82          5.64          6.06          5.16          5.41
  Tier 1 risk-based........................         9.58         10.29         11.96         10.76          9.88
  Total risk-based.........................        10.37         11.17         13.08         12.01         11.14

---------------
(1) For 1995 and 1994, the computation assumes that a warrant to acquire 8.4 million shares of the Common Stock at $0.01 per share (the "Warrant") was exercised. For a further discussion of the Warrant, which was exercised in May 1996 by the FDIC, see Note 15 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

(2) Excludes loans being subserviced by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

     The Company's net income for 1998 was $237.1 million, an increase of 94.8% from $121.7 million for 1997, which had increased 16.7% from $104.3 million for 1996. Diluted earnings per common share were $2.06 for 1998, as compared with $1.12 for 1997 and $0.96 for 1996. Net income for 1998 and 1997 was reduced by $4.1 million, or $0.03 per diluted common share, and $1.5 million, or $0.01 per diluted common share, respectively, as a result of after-tax extraordinary losses on the early extinguishment of debt. The Company's returns on average stockholders' equity and average assets for 1998 were 17.84% and 1.11%, respectively, up from 11.04% and 0.60%, respectively, for 1997 and 10.36% and 0.52%, respectively, for 1996.

     The $115.4 million increase in net income during 1998, as compared with 1997, was fueled by growth in non-interest income of $379.7 million, or 261%. This growth was principally driven by the Company's expansion of its mortgage banking operations, largely as a result of the NAMC Acquisition in October 1997. Other factors contributing to the higher level of non-interest income included an aggregate increase of $18.6 million in fees from sales of consumer financial services and products, the recognition of net securities gains of $21.9 million in 1998 as compared with net securities losses of $17.8 million in 1997 (each of which was primarily associated with a balance sheet restructuring initiative implemented in December 1997) and a gain of $9.6 million on the sale of the Bank's sole remaining Florida branch. The Company's net income in 1998, as compared with 1997, also benefited from a $44.2 million increase in net interest income, a reduction in the provision for loan losses of $17.0 million and the effects of tax planning strategies. These factors were partially offset by an increase in non-interest expense of $284.5 million, or 74.6%, which was largely associated with the Company's mortgage banking operations but also reflects, albeit to a much lesser extent, a higher level of expenses incurred by the Company in connection with its plan to prepare its computer systems, software, applications, hardware and facility systems to properly process dates beyond December 31, 1999 (the "Year 2000 Plan").

     Contributing to the $17.5 million improvement in net income for 1997, as compared with 1996, were increases in net interest income, fee income, and gains associated with mortgage banking activities, as well as the effect of a $26.3 million charge in 1996 to recapitalize the SAIF (the "SAIF Recapitalization Assessment"). These factors were offset, in part, by an increase in securities-related losses associated with balance sheet restructuring initiatives, a higher provision for loan losses, increases in certain expenses due primarily to business expansion efforts (including the NAMC Acquisition and the acquisition, on April 30, 1997, of BFS Bankorp, Inc. and its wholly-owned subsidiary, Bankers Federal Savings FSB) and the effect of $12.3 million of income tax benefits recognized during 1996 in connection with the final resolution of certain tax filing positions taken in prior years.

  Net Interest Income

     Net interest income amounted to $527.2 million for 1998, up $44.2 million, or 9.1%, from 1997, largely due to a widening of the net interest margin to 2.68% in 1998 from 2.51% in 1997 and, to a lesser extent, as a result of a $399.1 million increase in average interest-earning assets. The improvement in the net interest margin, which occurred despite the unfavorable interest rate yield curve during 1998, was principally driven by a reduction of 22 basis points in the cost of average interest-bearing liabilities due, in large part, to lower deposit costs. The higher net interest margin also reflects growth in the yield on average interest-earning assets to 7.22% for 1998 from 7.18% for 1997. Contributing to the increase in the yield were favorable changes in the asset mix, as discussed below, and higher yields on securities, the effects of which were partially offset by a 28 basis point reduction in the yield on average loans. The lower yield on loans principally reflects the effects of the lower long-term interest rate environment during 1998, partially offset by sales of certain relatively lower-yielding portfolio loans during the year.

     Net interest income for 1997, which amounted to $483.1 million, increased $21.8 million, or 4.7% from 1996, primarily reflecting growth in the net interest margin of 11 basis points. The higher net interest margin was principally due to favorable changes in the mix of interest-earning assets, but also reflects, to a lesser degree, the effect of sales of approximately $126 million of non-performing residential real estate assets in May 1997 (the "1997 NPA Sales"). The improvement in the net interest margin in 1997 was limited by the flattening of the interest rate yield curve during the year.

     Part of the Company's strategy in recent years has been to emphasize loans while reducing its reliance on MBS, which have historically provided lower yields than the Company's loans. In connection therewith, during 1998 and 1997, as compared with the respective prior years, the average balance of loans increased $3.7 billion and $1.8 billion, respectively, while the average balance of MBS declined $3.0 billion and $1.7 billion, respectively. For 1998, average loans represented 80.8% of total average interest-earning assets, up from 63.0% for 1997 and 53.9% for 1996. The percentage of average MBS to total average interest-earning assets declined to 15.9% for 1998 from 32.1% for 1997 and 40.9% for 1996. These changes reflect, in part, sales of MBS in connection with balance sheet restructuring initiatives (see "Non-Interest Income -- Net Gains (Losses) on Sales Activities.")

     The following table sets forth, for the years indicated, the Company's consolidated average statement of financial condition, net interest income, the average yield on interest-earning assets, and the average cost of interest-bearing liabilities. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

                                              1998                                 1997                            1996
                               ----------------------------------   ----------------------------------   ------------------------
                                                          AVERAGE                              AVERAGE
                                 AVERAGE                  YIELD/      AVERAGE                  YIELD/      AVERAGE
                                 BALANCE      INTEREST     COST       BALANCE      INTEREST     COST       BALANCE      INTEREST
                               -----------   ----------   -------   -----------   ----------   -------   -----------   ----------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
Loans:
  Residential real estate
    (1)......................  $12,495,654   $  874,402    7.00%    $ 9,165,665   $  660,505    7.21%    $ 7,771,197   $  558,248
  Commercial real estate.....    2,359,295      200,015    8.48       2,193,661      191,111    8.71       1,834,313      159,019
  Consumer...................      861,247       71,003    8.24         730,106       63,222    8.66         723,744       63,679
  Business...................      166,061       13,944    8.40          54,050        5,052    9.35          35,131        3,163
                               -----------   ----------             -----------   ----------             -----------   ----------
    Total loans..............   15,882,257    1,159,364    7.30      12,143,482      919,890    7.58      10,364,385      784,109
                               -----------   ----------             -----------   ----------             -----------   ----------
Securities:
  MBS........................    3,127,022      214,922    6.87       6,176,259      406,781    6.59       7,856,066      508,342
  Other......................      553,822       40,797    7.37         362,538       23,774    6.56         514,888       31,910
                               -----------   ----------             -----------   ----------             -----------   ----------
    Total securities.........    3,680,844      255,719    6.95       6,538,797      430,555    6.58       8,370,954      540,252
                               -----------   ----------             -----------   ----------             -----------   ----------
Money market investments.....      104,744        5,802    5.54         586,500       32,370    5.52         495,395       26,337
                               -----------   ----------             -----------   ----------             -----------   ----------
Total interest-earning
  assets.....................   19,667,845    1,420,885    7.22      19,268,779    1,382,815    7.18      19,230,734    1,350,698
                               -----------   ----------             -----------   ----------             -----------   ----------
Other assets.................    1,715,973                              923,409                              710,519
                               -----------                          -----------                          -----------
Total assets.................  $21,383,818                          $20,192,188                          $19,941,253
                               ===========                          ===========                          ===========
LIABILITIES AND
STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
  Demand.....................  $ 1,824,434        8,797    0.48     $ 1,267,547        8,012    0.63     $ 1,093,311        8,254
  Savings....................    2,322,103       49,537    2.13       2,468,652       60,689    2.46       2,574,273       64,642
  Money market...............    2,163,046       83,420    3.86       1,953,931       72,723    3.72       2,100,392       80,904
  Time.......................    7,528,081      404,073    5.37       7,556,076      417,935    5.53       6,913,469      377,416
                               -----------   ----------             -----------   ----------             -----------   ----------
    Total deposits...........   13,837,664      545,827    3.94      13,246,206      559,359    4.22      12,681,445      531,216
                               -----------   ----------             -----------   ----------             -----------   ----------
Borrowed funds:
  Federal funds purchased and
    securities sold under
    agreements to
    repurchase...............    1,803,181       99,851    5.54       3,628,681      206,822    5.70       2,672,914      147,564
  FHLBNY advances............    3,501,529      202,296    5.78       1,539,079       91,321    5.93       3,081,743      179,338
  Other......................      562,847       45,678    8.12         483,202       42,251    8.74         364,648       31,285
                               -----------   ----------             -----------   ----------             -----------   ----------
Total borrowed funds.........    5,867,557      347,825    5.93       5,650,962      340,394    6.02       6,119,305      358,187
                               -----------   ----------             -----------   ----------             -----------   ----------
Total interest-bearing
  liabilities................   19,705,221      893,652    4.54      18,897,168      899,753    4.76      18,800,750      889,403
                               -----------   ----------             -----------   ----------             -----------   ----------
Other liabilities............      349,691                              192,941                              134,218
Stockholders' equity.........    1,328,906                            1,102,079                            1,006,285
                               -----------                          -----------                          -----------
Total liabilities and
  stockholders' equity.......  $21,383,818                          $20,192,188                          $19,941,253
                               ===========                          ===========                          ===========
Net interest income..........                $  527,233                           $  483,062                           $  461,295
                                             ==========                           ==========                           ==========
Interest rate spread.........                              2.68                                 2.42
Net interest margin..........                              2.68                                 2.51

                                1996
                               -------
                               AVERAGE
                               YIELD/
                                COST
                               -------

ASSETS
INTEREST-EARNING ASSETS:
Loans:
  Residential real estate
    (1)......................   7.18%
  Commercial real estate.....   8.67
  Consumer...................   8.80
  Business...................   9.00
    Total loans..............   7.57
Securities:
  MBS........................   6.47
  Other......................   6.20
    Total securities.........   6.45
Money market investments.....   5.32
Total interest-earning
  assets.....................   7.02
Other assets.................
Total assets.................
LIABILITIES AND
STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
  Demand.....................   0.75
  Savings....................   2.51
  Money market...............   3.85
  Time.......................   5.46
    Total deposits...........   4.19
Borrowed funds:
  Federal funds purchased and
    securities sold under
    agreements to
    repurchase...............   5.52
  FHLBNY advances............   5.82
  Other......................   8.58
Total borrowed funds.........   5.85
Total interest-bearing
  liabilities................   4.73
Other liabilities............
Stockholders' equity.........
Total liabilities and
  stockholders' equity.......
Net interest income..........
Interest rate spread.........   2.29
Net interest margin..........   2.40

---------------
(1) Includes loans held for sale.

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

                                               1998 VERSUS 1997                  1997 VERSUS 1996
                                       --------------------------------   -------------------------------
                                             INCREASE (DECREASE)                INCREASE (DECREASE)
                                       --------------------------------   -------------------------------
                                        DUE TO      DUE TO                 DUE TO     DUE TO
                                        VOLUME       RATE       TOTAL      VOLUME      RATE       TOTAL
                                       ---------   --------   ---------   ---------   -------   ---------
                                                                 (IN THOUSANDS)
Interest income:
  Loans:
    Residential real estate(1).......  $ 233,534   $(19,637)  $ 213,897   $ 100,331   $ 1,926   $ 102,257
    Commercial real estate...........     14,144     (5,240)      8,904      31,229       863      32,092
    Consumer.........................     10,926     (3,145)      7,781         555    (1,012)       (457)
    Business.........................      9,455       (563)      8,892       1,736       153       1,889
                                       ---------   --------   ---------   ---------   -------   ---------
      Total loans....................    268,059    (28,585)    239,474     133,851     1,930     135,781
                                       ---------   --------   ---------   ---------   -------   ---------
  Securities:
    MBS..............................   (208,867)    17,008    (191,859)   (109,665)    8,104    (101,561)
      Other securities...............     13,798      3,225      17,023      (9,716)    1,580      (8,136)
                                       ---------   --------   ---------   ---------   -------   ---------
      Total securities...............   (195,069)    20,233    (174,836)   (119,381)    9,684    (109,697)
                                       ---------   --------   ---------   ---------   -------   ---------
  Money market investments...........    (26,685)       117     (26,568)      4,936     1,097       6,033
                                       ---------   --------   ---------   ---------   -------   ---------
Total interest income................     46,305     (8,235)     38,070      19,406    12,711      32,117
                                       ---------   --------   ---------   ---------   -------   ---------
Interest expense:
  Deposits:
    Demand...........................      2,978     (2,193)        785       1,208    (1,450)       (242)
    Savings..........................     (3,455)    (7,697)    (11,152)     (2,624)   (1,329)     (3,953)
    Money market.....................      7,994      2,703      10,697      (5,546)   (2,635)     (8,181)
    Time.............................     (1,543)   (12,319)    (13,862)     35,312     5,207      40,519
                                       ---------   --------   ---------   ---------   -------   ---------
      Total deposits.................      5,974    (19,506)    (13,532)     28,350      (207)     28,143
                                       ---------   --------   ---------   ---------   -------   ---------
  Borrowed funds:
    Federal funds purchased and
      securities sold under
      agreements to repurchase.......   (101,245)    (5,726)   (106,971)     53,620     5,638      59,258
    FHLBNY advances..................    113,440     (2,465)    110,975     (90,654)    2,637     (88,017)
    Other............................      6,616     (3,189)      3,427      10,269       697      10,966
                                       ---------   --------   ---------   ---------   -------   ---------
      Total borrowed funds...........     18,811    (11,380)      7,431     (26,765)    8,972     (17,793)
                                       ---------   --------   ---------   ---------   -------   ---------
Total interest expense...............     24,785    (30,886)     (6,101)      1,585     8,765      10,350
                                       ---------   --------   ---------   ---------   -------   ---------
Net interest income..................  $  21,520   $ 22,651   $  44,171   $  17,821   $ 3,946   $  21,767
                                       =========   ========   =========   =========   =======   =========

---------------
(1) Includes loans held for sale.

  Provision for Loan Losses

     The Company's provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses") amounted to $32.0 million for 1998, as compared with $49.0 million for 1997 and $41.0 million for 1996. Included in the provision for loan losses for 1997 was a $14.0 million special provision associated with the 1997 NPA Sales.

     Net loan charge-offs amounted to $31.6 million in 1998, $64.0 million in 1997 and $62.8 million in 1996. Net loan charge-offs during 1998 included charge-offs of $9.1 million associated with a bulk sale in December 1998 of approximately $53 million of non-accrual and subperforming loans, substantially all of which were residential real estate loans (the "1998 NPA Sale"). Net loan charge-offs during 1997 included charge-offs of $35.8 million associated with the 1997 NPA Sales.

  Non-Interest Income

     General. The Company's non-interest income during 1998 was $525.0 million, or 49.9% of total revenues (net interest income plus non-interest income). In comparison, non-interest income was $145.3 million, or 23.1% of total revenues, in 1997 and $86.0 million, or 15.7% of total revenues, in 1996. The year-to-year increases in non-interest income were predominantly attributable to the Company's expanded mortgage banking operations.

     Loan Servicing and Other Fees. Loan servicing and other fees, which includes revenues earned from loan servicing, loan production and certain other loan-related activities, amounted to $199.5 million in 1998, an increase of $125.5 million, or 169.5%, from 1997, which had increased $26.2 million, or 54.7%, from 1996. Of these increases, approximately $74 million and $13 million, respectively, were associated with loan production fees, substantially as a result of growth in residential real estate loan production. A higher average balance of the Company's portfolio of mortgage loans serviced for others also contributed significantly to the increases in loan servicing and other fees in 1998 and 1997, as compared with the respective prior years.

     At December 31, 1998, the Company's portfolio of mortgage loans serviced for others, excluding loans being subserviced by the Company, amounted to $27.0 billion, up $5.0 billion, or 22.8%, from one-year earlier. This increase reflects additions during 1998 of $25.0 billion, the effect of which was largely offset by strategic bulk sales of $13.3 billion of mortgage loan servicing rights (see "Net Gains (Losses) on Sales Activities" and "Non-Interest
Expense -- Amortization of Mortgage Servicing Assets"), coupled with runoff of $6.7 billion. Excluding loans being subserviced, the weighted average interest rate of the loans underlying the mortgage loans serviced for others portfolio was 7.37% at December 31, 1998, down 51 basis points from year-end 1997. In connection with its bulk sales of mortgage loan servicing rights, the Company was subservicing $7.9 billion of loans at the end of 1998. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the servicing rights.

     Banking Service Fees. Banking service fees totaled $41.4 million for 1998, an increase of $9.6 million, or 30.3%, from 1997. During 1997, banking service fees were $31.8 million, up 13.3% from $28.1 million in 1996. The growth in banking service fees in 1998 and 1997, as compared with the respective prior years, was reflective of changes in the Company's fee structure, coupled with volume increases in certain underlying transactions due, in part, to an expanded network of automated teller machines.

     Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees for 1998 amounted to $32.7 million, up $9.0 million, or 37.9%, as compared with 1997. This growth was largely driven by an $8.5 million increase in insurance fees, principally due to the expansion of the Company's insurance product line and the number of states in which the products are sold as a result of the NAMC Acquisition (pursuant to which the Company also acquired NAMC's insurance subsidiaries). In 1997, securities and insurance brokerage fees totaled $23.7 million, an increase of $2.7 million as compared with 1996, which was attributable to relatively equal growth in securities brokerage fees and insurance fees.

     Net Gains (Losses) on Sales Activities. During 1998, the Company recognized net gains on sales activities of $244.5 million, as compared with net gains of $12.0 million in 1997 and net losses of $12.7 million in 1996. The following table summarizes net gains (losses) on sales activities for the year ended December 31 (in thousands):

                                                                1998       1997        1996
                                                              --------    -------    --------
Net gains (losses) on:
  Sales of loans held for sale..............................  $217,271    $23,219    $  2,630
  Sales, calls and other than temporary impairment in value
     of securities Available for sale and held to
     maturity...............................................    21,855    (17,794)    (11,265)
  Sale of deposits..........................................     9,550         --          --
  Sales of mortgage servicing rights........................     1,986      6,888          --
  Other.....................................................    (6,211)      (277)     (4,081)
                                                              --------    -------    --------
Total net gains (losses) on sales activities................  $244,451    $12,036    $(12,716)
                                                              ========    =======    ========

     Net gains on sales of loans held for sale increased $194.1 million in 1998 and $20.6 million in 1997 as compared with the respective prior years, reflective of increased sales of mortgage loans into the secondary market. During 1998, the Company sold $26.8 billion of mortgage loans into the secondary market, up from $4.7 billion during 1997 and $1.1 billion during 1996. The relatively high level of loan sales during 1998, while largely attributable to the Company's expanded mortgage banking operations, also reflects the significant loan refinancing activity that resulted, in large part, from the relatively lower long-term interest rate environment during the year.

     The securities-related net gains during 1998 of $21.9 million were substantially associated with sales of $1.9 billion of securities, including virtually all of the $1.4 billion of MBS that had been designated for sale in connection with the transfer of the Company's entire securities held to maturity portfolio to its securities available for sale portfolio as part of a balance sheet restructuring initiative implemented in December 1997. At that time, the Company recognized a loss of $25.2 million associated with the write-down to estimated fair value of those MBS designated for sale with unrealized losses (which contributed substantially to the securities-related net losses of $17.8 million in 1997), but subsequent movements in interest rates resulted in higher than initially anticipated sales prices. The securities-related net losses during 1996 were substantially associated with sales of $2.0 billion of MBS in connection with a balance sheet restructuring initiative implemented in December 1995 and the recognition of other than temporary impairment in value on certain MBS (see "Management of Credit Risk -- MBS").

     During each of the first, third and fourth quarters of 1998 and the fourth quarter of 1997, the Company consummated a bulk sale of mortgage loan servicing rights (see "Amortization of Mortgage Servicing Assets"). These sales, the net gains on which amounted to $2.0 million in 1998 and $6.9 million in 1997, were associated with the Company's mortgage banking risk management activities and were intended to reduce the impact of a declining long-term interest rate environment on the value of the Company's mortgage servicing assets. The Company did not consummate any bulk sales of mortgage loan servicing rights during 1996.

     In August 1998, the Bank sold its sole remaining Florida branch and recognized a gain of $9.6 million. At the time of sale, this branch had deposits of $207.2 million.

     The net losses of $6.2 million in 1998 and $4.1 million in 1996 reflected in the above table under the caption "Other" were largely associated with the termination of certain derivative financial instrument agreements and losses on the write-down of certain non-interest earning assets, respectively.

     Other. Other non-interest income was $6.9 million in 1998, as compared with $3.7 million in 1997 and $1.7 million in 1996, which included $1.0 million associated with the settlement of certain litigation. The higher levels of other non-interest income in 1998 and 1997, as compared with the respective prior years, were largely associated with the Company's investment of $150.0 million during the third quarter of 1997 in a bank-owned life insurance program. In general, under this program, the Company purchases, owns, and is the beneficiary of insurance policies on the lives of certain employees who consent to being covered under the program in order to help defray certain costs associated with the Company's employee benefit plans.

  Non-Interest Expense

     General. Non-interest expense was $665.6 million in 1998, up $284.5 million, or 74.6%, from 1997. This increase was largely the result of the full year effect of the NAMC Acquisition, which was accounted for under the purchase method of accounting, coupled with the Company's continued expansion of its mortgage banking operations during 1998 in furtherance of its strategy in this area and in response to the relatively high level of loan demand during the year.

     During 1997, non-interest expense amounted to $381.1 million, as compared with $352.0 million in 1996. The $29.1 million increase was principally associated with the NAMC Acquisition, the effect of which was partially offset by the $26.3 million SAIF Recapitalization Assessment and certain non-recurring personnel expenses recognized in 1996, as well as legislation which reduced the Bank's federal deposit insurance premiums.

     General and Administrative ("G&A") Expense. Virtually all components of G&A expense increased in 1998 from 1997, largely as a result of the NAMC Acquisition.

     Compensation and employee benefits expense amounted to $270.1 million for 1998, as compared with $157.9 million for 1997 and $139.4 million for 1996. The higher expense levels in 1998 and 1997 were largely reflective of the Company's expansion of its mortgage banking operations, but also reflect, among other factors, higher levels of commissions and incentives and normal merit increases. With respect to 1997 as compared with 1996, the impact of such factors was partially limited by charges of $5.6 million recognized during 1996 in connection with the retirement, on December 31, 1996, of the Company's former Chief Executive Officer and severance benefits incurred during 1996 in connection with the relocation of the headquarters of the Company's mortgage banking operations from Uniondale, New York to Tampa, Florida. At December 31, 1998, the Company had 7,123 full-time equivalent employees, up from 6,000 one-year earlier and 2,872 at year-end 1996.

     Occupancy and equipment expense was $92.5 million in 1998, up $28.9 million, or 45.4%, from 1997, which had increased $10.9 million, or 20.7%, as compared with 1996. These increases were principally associated with the growth in the Company's mortgage banking operations, particularly the NAMC Acquisition, but also reflect, among other factors, the effect of technology-related expenditures.

     Other G&A expense increased $93.6 million, or 80.9%, in 1998 and $14.9 million, or 14.8%, in 1997, as compared with the respective prior years, largely due to the Company's business expansion efforts. The following table provides details of other G&A expense for the year ended December 31 (in thousands):

                                                               1998        1997        1996
                                                             --------    --------    --------
Data processing and communications.........................  $ 43,782    $ 27,292    $ 20,344
Professional services......................................    22,107      13,179      14,770
Marketing and promotional..................................    20,785      15,831      14,202
Postage and messenger services.............................    16,846       8,781       7,013
Year 2000 consulting.......................................    16,197       1,286          --
Stationery, printing and supplies..........................    13,366       7,881       6,927
Amortization of goodwill...................................    11,487       4,501       1,177
FDIC deposit insurance premiums and assessments............     4,075       3,943       8,625
Other......................................................    60,680      32,995      27,717
                                                             --------    --------    --------
Total other G&A expense....................................  $209,325    $115,689    $100,775
                                                             ========    ========    ========

     Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $92.3 million in 1998, an increase of $62.5 million from 1997. This increase was largely attributable to a higher level of mortgage servicing assets but, to a lesser extent, also reflects the impact of accelerated loan prepayments as a result of the relatively lower long-term interest rate environment during 1998. Despite the interest rate environment during 1998, the Company was not required to recognize impairment of its mortgage servicing assets during the year. Amortization of mortgage servicing assets had increased to $29.8 million for 1997 from $19.4 million for 1996, substantially due to the NAMC Acquisition.

     The Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $692.5 million at the end of 1998, as compared with $341.9 million at the end of 1997 and $127.7 million at the end of 1996. At December 31, 1998, the estimated fair value of the Company's mortgage servicing assets was $724.4 million.

     In a declining long-term interest rate environment, actual or expected prepayments of the loans underlying the Company's mortgage servicing assets portfolio may increase, which would have an adverse impact on the value of such assets. In connection therewith, the Company uses certain derivative financial instruments to hedge its mortgage servicing assets (see "Asset/Liability Management -- Derivative Financial Instruments"). In addition, in an effort to reduce the prepayment risk associated with its mortgage servicing assets portfolio, the Company consummated three bulk sales totaling $13.3 billion of mortgage loan servicing rights during 1998 and a bulk sale of $3.0 billion of mortgage loan servicing rights during the fourth quarter of 1997. As a result of these bulk sales, the carrying value of mortgage servicing assets (excluding the effect of derivative financial instruments hedging such assets) was reduced by approximately $278 million during 1998 and $57 million during 1997.

     Other Real Estate Owned ("ORE") Expense, Net. The following table summarizes ORE expense, net, for the year ended December 31 (in thousands):

                                                               1998      1997      1996
                                                              ------    ------    -------
Operating expense, net of rental income.....................  $2,358    $3,922    $ 6,979
Provision for losses(1).....................................     665     1,514      4,799
Net gains on sales..........................................  (1,512)   (1,095)    (1,706)
                                                              ------    ------    -------
Total ORE expense, net......................................  $1,511    $4,341    $10,072
                                                              ======    ======    =======

---------------
(1) The provision for 1997 includes $0.6 million associated with the 1997 NPA Sales.

     Contributing to the decline in ORE expense, net, in 1997, as compared with 1996, were the sales of approximately $13 million of residential ORE in connection with the 1997 NPA Sales.

     SAIF Recapitalization Assessment. The FDIC implemented portions of the Funds Act in a final regulation that became effective in the fourth quarter of 1996. The FDIC regulation mandated the SAIF Recapitalization Assessment of $0.657 per $100 of SAIF-insured deposits as of March 31, 1995 in order to recapitalize the SAIF and bring it to its statutorily-required level of $1.25 of reserves for each $100 of insured deposits. However, the Funds Act provided for certain adjustments for purposes of computing the SAIF Recapitalization Assessment, including a 20% reduction for certain BIF-member institutions having SAIF-insured deposits, such as the Bank. The Bank's SAIF Recapitalization Assessment of $26.3 million was expensed during 1996.

     Restructuring and Related Expense. The Company incurred restructuring and related expense of $9.9 million during 1997 in connection with the NAMC Acquisition and $3.5 million during 1996 in connection with the Anchor Merger. No such expense was incurred during 1998.

  Income Tax Expense

     Income tax expense for 1998 was $113.5 million, as compared with $75.0 million for 1997 and $50.0 million for 1996. The year-to-year increases reflect higher pre-tax income and, with respect to 1997 as compared with 1996, the impact of $12.3 million of tax benefits realized during 1996 as a result of the final resolution of certain federal, state and local tax filing positions taken in prior years. The Company's effective income tax rate was 32.0% in 1998, as compared with 37.9% in 1997 and 32.4% in 1996. The effective income tax rate in 1998 was favorably affected by the restructuring of assets within corporate entities. The Company believes that its effective income tax rate will increase in 1999.

  Extraordinary Items

     During 1998 and 1997, the Company recognized after-tax extraordinary losses of $4.1 million and $1.5 million, respectively, on the early extinguishment of $157.2 million and $55.6 million, respectively, of long-term debt (see "Financial Condition -- Borrowed Funds").

BUSINESS SEGMENTS

  General

     The Company manages its operations in a manner to focus on two strategic objectives: fulfilling its role as a banking institution for both individuals and businesses and as a national provider of residential mortgage products and services. Accordingly, the Company aligns its various business objectives in support of these goals. As described in Item 1, "Business," the Company has four business segments.

     The Company views its segments' performance on an operating earnings basis, which represent net income adjusted for the effects of certain non-recurring or unusual items. Such items, after tax, aggregated $20.0 million, ($35.4) million and ($16.5) million for 1998, 1997 and 1996, respectively (see Note 25 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data").

     The following table summarizes operating earnings results for the Company's business segments as derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company for the year ended December 31 (in thousands):

                                                               1998        1997        1996
                                                             --------    --------    --------
Retail Banking.............................................  $120,220    $106,968    $ 89,707
Commercial Banking.........................................    37,373      32,973      21,380
Mortgage Banking...........................................    79,417      17,854         240
Investment Portfolio.......................................    19,238      19,849      13,923
                                                             --------    --------    --------
  Total reportable segments................................   256,248     177,644     125,250
Intersegment eliminations (1)..............................   (39,191)    (20,561)     (4,540)
                                                             --------    --------    --------
Total operating earnings...................................  $217,057    $157,083    $120,710
                                                             ========    ========    ========

---------------
(1) Intersegment transactions, the most significant of which are described in the text below, have been eliminated in consolidation. In addition, this line includes the Company's funding center, which reflects the effects of intersegment match-funding of all assets and liabilities, and transacts external borrowings on behalf of the Company.

  Retail Banking

     Retail Banking's profit for 1998 totaled $120.2 million, an increase of 12.4% from $107.0 million in 1997, which had increased 19.2% from $89.7 million in 1996. In recent years, the Company has sought to grow its Retail Banking business with particular focus on the retention and selective growth of its retail deposit base and expanded consumer lending activities.

     Average retail deposits (which does not include escrow deposits associated with mortgage servicing activities) amounted to $12.4 billion in 1998, as compared with $12.7 billion in 1997 and $12.3 billion in 1996. The decline from 1997 to 1998 was primarily attributable to the sale of the Company's sole remaining Florida branch and reductions in relatively more costly time deposits. Retail banking fees increased annually over this time frame, contributing to the profit growth. The Company also generates fee income by providing additional financial services, including securities and insurance brokerage services.

     The average portfolio of consumer loans, the largest component of which is home equity loans, increased to approximately $861 million in 1998 from $730 million in 1997 and $724 million in 1996. The growth in 1998, which occurred despite significant run-off related to the mortgage refinance boom of 1998, was due primarily to management's expanded focus on this business, and such was assisted in part by the NAMC Acquisition, which has provided a nationwide distribution capability.

     In addition, the average balance of the Company's residential real estate loans receivable portfolio increased in size by over $900 million in each of 1998 and 1997, as compared with the respective prior year period. Substantially all of these loans are serviced by the Company's Mortgage Banking segment for an internal fee, which is eliminated in consolidation.

  Commercial Banking

     Commercial Banking's profit totaled $37.4 million in 1998, a 13.3% increase from 1997. This segment's profit for 1997 of $33.0 million represented an increase of 54.2% from $21.4 million in 1996. During these years, the Company has both increased its commercial real estate lending activities and developed a business banking group, which operates principally through its branch distribution network. As a result, the aggregate average balance of commercial real estate and business loans outstanding increased by over $275 million in 1998 and $375 million in 1997, as compared with the corresponding prior year period. Average Commercial Banking-related deposits increased by over $50 million per year in each of 1998 and 1997, as compared with the respective prior year, averaging $254 million in 1998, with growth attributable to both areas within this segment. Virtually all such deposits are relatively lower costing deposit products.

  Mortgage Banking

     Mortgage Banking's profit increased to $79.4 million in 1998 from $17.9 million in 1997 and $0.2 million in 1996. The Company believes the NAMC Acquisition in October 1997 provided it with the scale necessary in both loan production and servicing to compete effectively in the mortgage banking business nationwide. In addition, the record mortgage market during 1998 enabled the Company to leverage its new capability, generating record loan production and developing a sizeable and more geographically diverse loan servicing portfolio. The fact that NAMC's operations were included for the full year 1998, coupled with the strength of the mortgage market in 1998, were the primary reasons for the significantly increased profitability of this segment year-to-year. In addition, for internal purposes, this segment recognizes gains on sales of portfolio loans to the Retail Banking segment and is credited with recurring fee income for servicing these loans. Such intersegment income is eliminated in consolidation.

  Investment Portfolio

     Historically, the Company maintained a significant proportion of its assets in MBS and other investments. Commencing in late 1995, management took steps to reduce the relative size of this portfolio, investing instead in its various business activities. These steps included the transfer, in 1997, of all securities out of its held to maturity portfolio and into its available for sale portfolio and sales of certain relatively lower-yielding securities. As a result, the average securities balance in 1998 was approximately half that of 1996, and the relative contribution of this segment to the Company's earnings has been reduced significantly. For 1998, profit from the Investment Portfolio segment was $19.2 million, representing only 7.5% of the Company's total reportable segments' profit, compared with $19.8 million in 1997 and $13.9 million in 1996, each of which represented approximately 11% of the total reportable segments' profit.

     For further financial information on the Company's business segments, see
Note 25 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

YEAR 2000 ISSUE

     The Company acknowledges the challenges posed worldwide due to the current inability of certain computer systems to properly recognize the date change from December 31, 1999 to January 1, 2000. Failure to adequately meet these challenges could have a material adverse effect on the operations of a financial institution, such as the Company. The Company has adopted its Year 2000 Plan to prepare its computer systems, software, applications, hardware and facility systems to properly process dates beyond December 31, 1999. The Year 2000 Plan requires modifications to be made to certain of the Company's existing systems and, in other cases, conversions to new systems or software.

     In accordance with guidelines established by the Federal Financial Institutions Examinations Council and the OTS, the Company has completed both the assessment and analysis phase and the remediation phase of its Year 2000 Plan with respect to its mission-critical systems. The Company has substantially completed the testing phase of the Year 2000 Plan, including user acceptance, unit, and interface testing, with respect to its internal mission-critical systems. The Company has commenced external interface testing with mission-critical and other material third parties and currently anticipates that such testing will be substantially completed by June 30, 1999.

     Further, the Company has established remediation contingency plans and business resumption contingency plans for its mission-critical systems. The Company's remediation contingency plans focus on mitigating the risks associated with the failure to remediate its mission-critical systems prior to the year 2000 and the business resumption contingency plans focus on mitigating the operational risks to the Company and its customers should the Company's core business processes fail, regardless of whether its mission-critical systems are remediated by the year 2000.

     The Company has developed a campaign designed to educate and reassure its customers regarding the impact of the year 2000 issue and the readiness of the Company to face the challenges posed by the approach of the new millennium. As part of this process, the Company is preparing a training program to provide employees with comprehensive information about the Company's efforts so that they can answer questions posed by individual customers and others.

     In addition, the Company is involved in ongoing communications with its significant third-party contractors, such as vendors and service providers, for the purpose of evaluating their readiness to meet the challenges of the year 2000 and the extent to which the Company may be affected by the remediation efforts connected with their systems, software, and applications. The Company cannot guarantee that the computer systems of such third-parties will be remediated on a timely basis or that the failure of any such party to remediate, or a remediation that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The estimated total pre-tax cost of the Year 2000 Plan is approximately $20 million, of which $17.5 million has been incurred through December 31, 1998. The estimated total cost substantially reflects consulting fees associated with software modification, project management and programming, as well as ancillary items, but does not include such items as the cost of Company personnel involved in the Year 2000 Plan or capital expenditures that would have been made to systems regardless of the issues associated with the impending year 2000.

     The preceding discussion includes forward-looking statements that involve inherent risks and uncertainties. A number of factors could cause the actual impact of the year 2000 issue to differ materially from Company estimates. Those factors include, but are not limited to, uncertainties in the cost of remediation of hardware and software, inaccurate or incomplete testing results, and the ineffective remediation of computer codes of internal mission-critical systems or external system interfaces. The Company cannot guarantee that its efforts will be accomplished in a timely manner or that the failure thereof will not have a material adverse effect on the Company. Failure of the Company or its significant third-party contractors to effectively remedy year 2000 issues could cause disruption of the Company's operations resulting in increased operating costs and other adverse effects. In addition, to the extent significant customers' financial positions are weakened as a result of year 2000 issues, credit quality could be adversely impacted.

ASSET/LIABILITY MANAGEMENT

  General

     The Company's asset/liability management is governed by policies that are reviewed and approved annually by the Boards of Directors of the Holding Company and the Bank, which oversee the development and execution of risk management strategies in furtherance of these polices. The Asset/ Liability Management Committee, which is comprised of members of the Company's senior management, monitors the Company's interest rate risk position and related strategies.

  Market Risk

     In general, market risk is the sensitivity of income to variations in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices, such as prices of equities. The Company's market rate sensitive instruments include interest-earning assets, interest-bearing liabilities, and derivative financial instruments.

     During 1998, the Company used, to a limited degree, market rate sensitive instruments for trading purposes.

     The Company enters into market rate sensitive instruments in connection with its various business operations, particularly its mortgage banking activities. Loans originated, and the related commitments to originate loans that will be sold, represent market risk that is realized in a short period of time, generally two to three months.

     The Company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, as well as depositors' choices ("interest rate risk"). Changes in these interest rates will result in changes in the Company's earnings and the market value of its assets and liabilities. The Company does not have any material exposure to foreign exchange rate risk or commodity price risk. Movements in equity prices may have an indirect, but limited, effect on certain of the Company's business activities or the value of credit sensitive loans and securities.

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

  Derivative Financial Instruments

     The Company currently uses a variety of derivative financial instruments to assist in managing its interest rate risk exposures and, on a very limited basis, for trading purposes. While the Company's use of derivative financial instruments in managing its interest rate exposures has served to mitigate the unfavorable effects that changes in interest rates may have on its results of operations, the Company continues to be subject to interest rate risk.

     Interest Rate Risk-Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. Consequently, the Company uses derivative financial instruments in its efforts to reduce the repricing risk.

     At December 31, 1998, the Company used four major classes of derivative financial instruments to manage interest rate risk: (i) interest rate swaps, where the Company pays a fixed rate and receives a floating rate; (ii) interest rate caps, where the Company receives the excess, if any, of a designated floating rate, all of which were tied to the weekly average yield of the one-year constant maturity Treasury index, over a specified rate (the "Cap Strike Rate"); (iii) interest rate swaptions, where, in exchange for the payment of a premium, the Company has the right to enter into interest rate swaps at a future date; and (iv) interest rate futures in money market instruments.

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

     The following table sets forth the characteristics of derivative financial instruments used by the Company at December 31, 1998 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):

                                                                                WEIGHTED AVERAGE
                                                                 ESTIMATED            RATE
                                                    NOTIONAL       FAIR       ---------------------
                                                     AMOUNT        VALUE      PAYABLE    RECEIVABLE
                                                   ----------    ---------    -------    ----------
Interest rate swaps hedging:
  Securities available for sale..................  $  239,370    $ (2,416)     5.64%        5.58%
  Loans receivable...............................   1,475,418     (53,469)     6.33         5.59
  Borrowed funds.................................     250,000      (1,222)     5.38         5.56
Interest rate caps hedging:
  Securities available for sale..................     107,422          --        --(1)        --(1)
  Loans receivable...............................     101,570          --        --(1)        --(1)
Interest rate swaptions hedging loans
  receivable.....................................      40,000          --        --(2)        --(2)
Interest rate futures hedging borrowed funds.....     300,000          --        --           --
                                                   ----------    --------
Total............................................  $2,513,780    $(57,107)
                                                   ==========    ========

---------------
(1) The weighted average Cap Strike Rate was 8.00%.

(2) The weighted average strike rate was 6.75%.

     The use of derivative financial instruments for interest rate risk-management purposes resulted in decreases in net interest income during 1998, 1997 and 1996 of $19.6 million, $17.6 million and $17.2 million, respectively.

     Mortgage Banking Risk-Management Instruments. At December 31, 1998, the Company used three major classes of derivative financial instruments to protect against the impact of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: (i) interest rate swaps, where the Company receives a fixed rate and pays a floating rate, although, in certain cases, the Company pays a floating rate for a set period of time; (ii) interest rate floors, where the Company receives the difference, if any, between a designated average long-term interest rate (generally the constant maturity Treasury or swap indices) and a specified strike rate (the "Floor Strike Rate"); and (iii) interest rate caps, where the Company receives the excess, if any, of a designated floating rate over a specified rate. The designated floating rates at December 31, 1998 were all tied to the one-month London Interbank Offered Rate ("LIBOR").

     Two major classes of derivative financial instruments were used by the Company at December 31, 1998 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchased put options on MBS.

     The following table sets forth the characteristics of derivative financial instruments used by the Company at December 31, 1998 in connection with its mortgage banking activities, segregated by the activities that they hedge (dollars in thousands):

                                                                                WEIGHTED AVERAGE
                                                                 ESTIMATED            RATE
                                                    NOTIONAL       FAIR       ---------------------
                                                     AMOUNT        VALUE      PAYABLE    RECEIVABLE
                                                   ----------    ---------    -------    ----------
Interest rate swaps hedging mortgage servicing
  assets.........................................  $  700,000     $26,598      5.71%        6.02%
Forward starting interest rate swaps hedging
  mortgage servicing assets......................     100,000       5,979         --(1)        6.38
Interest rate floors hedging mortgage servicing
  assets.........................................   2,402,768      49,054        --(2)           --(2)
Interest rate caps hedging mortgage servicing
  assets.........................................     400,000      16,411        --(3)           --(3)
Forward contracts hedging loans held for sale....   4,426,940      (9,976)       --           --
Put options on MBS forward contracts hedging
  loans held for sale............................     143,000         211        --           --
                                                   ----------     -------
Total............................................  $8,172,708     $88,277
                                                   ==========     =======

---------------
(1) The variable-rate payable will be tied to one-month LIBOR.

(2) The weighted average Floor Strike Rate was 5.27%.

(3) The weighted average Cap Strike Rate was 6.09%.

     Trading Instruments. At December 31, 1998, the derivative financial instruments used by the Company for trading purposes consisted of interest rate caps with a notional amount of $165.0 million (the estimated fair value of these interest rate caps at year-end 1998 was not material). These interest rate caps had a weighted average strike rate of 6.91% at the end of 1998.

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

     The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at December 31, 1998. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                                   OVER ONE
                                                                   THROUGH      OVER
                                                       ONE YEAR     THREE      THREE
                                                       OR LESS      YEARS      YEARS      TOTAL
                                                       --------    --------    ------    -------
                                                                 (DOLLARS IN MILLIONS)
Interest-earning assets:
  Loans held for sale................................  $ 3,885      $   --     $   --    $ 3,885
  Loans receivable...................................    5,717       3,614      3,417     12,748
  MBS................................................    1,747         354        863      2,964
  Other..............................................       88           6        673        767
                                                       -------      ------     ------    -------
     Total interest-earning assets...................   11,437       3,974      4,953     20,364
                                                       -------      ------     ------    -------
Interest-bearing liabilities:
  Deposits...........................................    7,139       2,926      3,586     13,651
  Borrowed funds.....................................    6,329         100        344      6,773
                                                       -------      ------     ------    -------
     Total interest-bearing liabilities..............   13,468       3,026      3,930     20,424
                                                       -------      ------     ------    -------
Periodic gap before impact of derivative financial
  instruments........................................   (2,031)        948      1,023        (60)
Impact of derivative financial instruments...........    1,685        (811)      (874)        --
                                                       -------      ------     ------    -------
Periodic gap.........................................  $  (346)     $  137     $  149    $   (60)
                                                       =======      ======     ======    =======
Cumulative gap.......................................  $  (346)     $ (209)    $  (60)
                                                       =======      ======     ======
Cumulative gap as a percentage of total assets.......     (1.6)%      (0.9)%     (0.3)%

     The Company also utilizes complex simulation models to perform a sensitivity analysis by which it estimates the potential change in its net interest income over selected time periods resulting from hypothetical changes in interest rates. This analysis evaluates the interest rate sensitivity of all of the Company's interest-earning assets, interest-bearing liabilities and derivative financial instruments by measuring the impact of changing rates on 12-month projected interest income and interest expense. The Company estimates that, over a 12-month period, its net interest income would increase by approximately 3% and be virtually unchanged in the event of an instantaneous and sustained 100 basis point increase and decrease in interest rates, respectively.

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

  Non-Performing Assets

     The Company's non-performing assets, which consist of non-accrual loans and ORE, net, amounted to $83.3 million at December 31, 1998, down $63.4 million, or 43.2%, from $146.7 million at year-end 1997. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful. When a loan is placed on non-accrual status, any accrued but unpaid interest income on the loan is reversed and future interest income on the loan is recognized only if actually received by the Company and full collection of principal is not in doubt. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated. Loans modified in a troubled debt restructuring ("TDR") that have demonstrated a sufficient payment history to warrant return to performing status are not included within non-accrual loans (see "Loans Modified in a TDR").

     The Company generally has pursued a loan-by-loan/property-by-property disposition strategy with respect to its non-performing assets, while also considering the appropriateness of alternate disposition strategies, including bulk sales of non-performing assets. As part of the 1998 NPA Sale, the Company sold approximately $48 million of non-performing residential real estate loans. The Company had sold approximately $126 million of non-performing residential real estate assets in the 1997 NPA Sales.

     The following table presents the components of the Company's non-performing assets at December 31 (dollars in thousands):

                                        1998        1997        1996        1995        1994
                                       -------    --------    --------    --------    --------
Non-accrual loans:
  Residential real estate:
     Permanent.......................  $37,261    $ 90,488    $163,156    $206,230    $214,222
     Construction....................      510         510         635         840       1,130
                                       -------    --------    --------    --------    --------
       Total residential real
          estate.....................   37,771      90,998     163,791     207,070     215,352
                                       -------    --------    --------    --------    --------
  Commercial real estate:
     Permanent.......................   11,833      21,601      17,375      34,618     106,778
     Construction....................      159         159       3,672       4,427       3,965
                                       -------    --------    --------    --------    --------
       Total commercial real
          estate.....................   11,992      21,760      21,047      39,045     110,743
                                       -------    --------    --------    --------    --------
  Consumer...........................    5,292       5,719       6,645       8,263      13,860
  Business...........................       56         511         107         741       1,909
                                       -------    --------    --------    --------    --------
       Total non-accrual loans.......   55,111     118,988     191,590     255,119     341,864
                                       -------    --------    --------    --------    --------
ORE, net:
  Residential real estate............   15,170      20,228      36,182      38,799      43,881
  Commercial real estate.............   14,505       9,255      20,367      24,952      37,368
  Allowance for losses...............   (1,443)     (1,722)     (3,294)     (3,070)     (7,247)
                                       -------    --------    --------    --------    --------
       Total ORE, net................   28,232      27,761      53,255      60,681      74,002
                                       -------    --------    --------    --------    --------
Total non-performing assets..........  $83,343    $146,749    $244,845    $315,800    $415,866
                                       =======    ========    ========    ========    ========
Non-performing assets to total
  assets.............................     0.37%       0.67%       1.30%       1.55%       2.12%
Non-accrual loans to loans
  receivable.........................     0.43        0.92        1.78        2.60        3.66

     The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loans receivable portfolio, which the Company expects will continue to change over time.

     The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at December 31, 1998, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                                                   DELINQUENCY PERIOD
                                                              -----------------------------
                                                              30 - 59    60 - 89
                                                               DAYS       DAYS       TOTAL
                                                              -------    -------    -------
Residential real estate.....................................  $40,848    $17,770    $58,618
Commercial real estate......................................      947          3        950
Consumer....................................................    4,137      1,670      5,807
Business....................................................       76         25        101
                                                              -------    -------    -------
Total.......................................................  $46,008    $19,468    $65,476
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

     The following table sets forth the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans, at December 31 (in thousands):

                                         1998       1997        1996        1995        1994
                                        -------    -------    --------    --------    --------
Residential real estate...............  $ 6,159    $37,532    $ 42,684    $ 43,090    $ 21,409
Commercial real estate................    6,039     46,677     170,323     159,097     167,205
                                        -------    -------    --------    --------    --------
Total loans modified in a TDR.........  $12,198    $84,209    $213,007    $202,187    $188,614
                                        =======    =======    ========    ========    ========

  Allowance for Loan Losses

     The Company's allowance for loan losses, which amounted to $105.1 million at December 31, 1998, is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loans receivable portfolio. In determining the appropriate level of the allowance for loan losses and, accordingly, the level of the provision for loan losses, the Company reviews its loans receivable portfolio on at least a quarterly basis, taking into account its impaired loans, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions. While the Company believes that the allowance for loan losses is adequate, additions to the allowance for loan losses may be necessary in the event of future adverse changes in economic and other conditions that the Company is unable to predict.

     The following table sets forth the activity in the Company's allowance for loan losses for the year ended December 31 (dollars in thousands):

                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
Balance at beginning of year........  $104,718    $106,495    $128,295    $170,383    $157,515
Provision for loan losses(1)........    32,000      49,000      41,000      39,650      55,799
Merger adjustment...................        --          --          --          --        (928)
Acquired in acquisitions............        --      13,249          --          --      32,579
Loan charge-offs:
  Residential real estate(2)........   (34,175)    (61,235)    (52,191)    (46,131)    (43,910)
  Commercial real estate............    (2,956)     (5,984)    (13,244)    (37,759)    (35,327)
  Consumer..........................    (2,891)     (4,161)     (5,371)     (8,172)     (5,314)
  Business..........................       (45)       (228)       (490)        (26)       (233)
                                      --------    --------    --------    --------    --------
     Total loan charge-offs.........   (40,067)    (71,608)    (71,296)    (92,088)    (84,784)
                                      --------    --------    --------    --------    --------
Loan recoveries:
  Residential real estate...........     3,465       3,652       5,093       5,220       5,895
  Commercial real estate............     3,292       2,006         977       1,552         676
  Consumer..........................     1,629       1,833       2,292       2,482       3,433
  Business..........................        44          91         134       1,096         198
                                      --------    --------    --------    --------    --------
     Total loan recoveries..........     8,430       7,582       8,496      10,350      10,202
                                      --------    --------    --------    --------    --------
          Net loan charge-offs......   (31,637)    (64,026)    (62,800)    (81,738)    (74,582)
                                      --------    --------    --------    --------    --------
Balance at end of year..............  $105,081    $104,718    $106,495    $128,295    $170,383
                                      ========    ========    ========    ========    ========
Net loan charge-offs during the year
  to average loans receivable
  outstanding during the year.......      0.24%       0.55%       0.61%       0.86%       0.87%
Allowance for loan losses to loans
  receivable at December 31.........      0.82        0.81        0.99        1.31        1.82
Allowance for loan losses to
  non-accrual loans at December
  31................................    190.67       88.01       55.58       50.29       49.84

---------------
(1) The provision for loan losses for 1997 included $14.0 million associated with the 1997 NPA Sales.

(2) Loan charge-offs for 1998 and 1997 included $9.1 million associated with the 1998 NPA Sale and $35.8 million associated with the 1997 NPA Sales, respectively.

     The following table sets forth, at December 31 for the years indicated, the Company's allocation of the allowance for loan losses by category of loans receivable and the percentage of each category of loans receivable to total loans receivable (dollars in thousands).

                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
Allocation of allowance for loan
  losses(1):
  Residential real estate...........  $ 47,509    $ 49,494    $ 59,228    $ 68,177    $ 73,562
  Commercial real estate............    42,430      47,394      39,872      51,138      84,350
  Consumer..........................     5,262       4,724       5,652       6,881       3,691
  Business..........................     3,880       1,606       1,743       2,099       2,029
  Unallocated.......................     6,000       1,500          --          --       6,751
                                      --------    --------    --------    --------    --------
Total allowance for loan losses.....  $105,081    $104,718    $106,495    $128,295    $170,383
                                      ========    ========    ========    ========    ========
Loans receivable category to total
  loans receivable:
  Residential real estate...........      70.0%       75.8%       75.2%       73.0%       71.5%
  Commercial real estate............      20.1        17.4        17.6        18.9        19.9
  Consumer..........................       7.6         6.0         6.8         7.7         8.3
  Business..........................       2.3         0.8         0.4         0.4         0.3
                                      --------    --------    --------    --------    --------
Total...............................     100.0%      100.0%      100.0%      100.0%      100.0%
                                      ========    ========    ========    ========    ========

---------------
(1) The unallocated portion of the allowance for loan losses, as well the portions allocated to the listed loan categories, are available to absorb losses for any of the listed loan categories.

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

  MBS

     Of the $3.0 billion carrying value of the Company's MBS portfolio at December 31, 1998, $2.0 billion were issued by entities other than FHLMC, GNMA and FNMA. These privately-issued MBS have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Privately-issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and

FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool. While substantially all of the privately-issued MBS held by the Company at December 31, 1998 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

     During 1998, 1997 and 1996, the Company recognized losses of $0.6 million, $1.5 million and $4.7 million, respectively, associated with other than temporary impairment in value of certain privately-issued MBS, the carrying value of which amounted to approximately $58 million at year-end 1998. These losses were necessitated by the depletion of the underlying credit enhancements as a result of losses incurred on the loans underlying the securities, coupled with the Company's projections of estimated future losses on the securities.

     The following table sets forth, by issuer, the aggregate amortized cost and estimated fair value of the Company's privately-issued MBS that exceeded 10% of stockholders' equity at December 31, 1998 (in thousands):

                                                              AMORTIZED    ESTIMATED
ISSUER                                                          COST       FAIR VALUE
------                                                        ---------    ----------
Residential Funding Mortgage Securities, Inc. ..............  $213,069      $205,289
Structured Asset Securities Corporation.....................   196,444       195,808

  Derivative Financial Instruments

     The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. There were no past due amounts related to the Company's derivative financial instruments at December 31, 1998 or 1997.

FINANCIAL CONDITION

  General

     The Company's total assets amounted to $22.3 billion at December 31, 1998, as compared with $21.8 billion at the end of 1997. The most significant factor contributing to the growth in total assets was an increase in loans held for sale, the effect of which was largely offset by a reduction in securities available for sale.

  Securities

     Securities available for sale declined to $3.3 billion, or 16.3% of total interest-earning assets, at December 31, 1998 from $5.0 billion, or 24.6% of total interest-earning assets, at year-end 1997. Contributing to this decline were the sales of substantially all of the $1.4 billion of MBS that had been designated for sale in connection with the balance sheet restructuring initiative implemented in December 1997. In total, during 1998, the Company sold $1.9 billion of securities, purchased $1.7 billion of securities, and received principal payments on securities of $1.5 billion. At December 31, 1998, 89.0% of the securities available for sale portfolio consisted of MBS, down from 98.2% at the end of 1997.

     The following table sets forth the carrying value of the Company's securities available for sale and securities held to maturity at December 31 for the years indicated (in thousands):

                                                                                      SECURITIES
                                                                                       HELD TO
                                                SECURITIES AVAILABLE FOR SALE          MATURITY
                                            --------------------------------------    ----------
                                               1998          1997          1996          1996
                                            ----------    ----------    ----------    ----------
MBS:
  Pass-through securities:
     Privately-issued.....................  $1,775,264    $2,851,007    $1,228,264    $2,520,013
     U.S. government agencies.............   1,008,921       598,711     1,273,425        44,711
  Collateralized mortgage obligations:
     Privately-issued.....................     179,484     1,336,690            --     1,670,983
     U.S. government agencies.............          --       115,356            --       124,501
  Interest-only...........................         628         1,129         1,291            --
                                            ----------    ----------    ----------    ----------
       Total MBS..........................   2,964,297     4,902,893     2,502,980     4,360,208
                                            ----------    ----------    ----------    ----------
Other debt securities:
  U. S. government and agencies...........       3,525         8,638        17,969            --
  State and municipal.....................      12,834        36,291        43,307            --
  Domestic corporate......................     343,095        35,359        15,328            --
  Other...................................         500           500            --         3,763
                                            ----------    ----------    ----------    ----------
       Total other debt securities........     359,954        80,788        76,604         3,763
                                            ----------    ----------    ----------    ----------
Equity securities.........................       5,193         8,623         9,988            --
                                            ----------    ----------    ----------    ----------
Total.....................................  $3,329,444    $4,992,304    $2,589,572    $4,363,971
                                            ==========    ==========    ==========    ==========

     At December 31, 1998, the Company's securities available for sale portfolio had gross unrealized gains of $25.8 million and gross unrealized losses of $31.5 million. These gross unrealized gains and losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolios.

  Loans

     In connection with its mortgage banking activities, the Company maintains a portfolio of loans held for sale into the secondary market. At December 31, 1998, loans held for sale amounted to $3.9 billion, up from $1.8 billion at the end of 1997.

     The Company's loans receivable (exclusive of the allowance for loan losses) declined slightly to $12.7 billion at December 31, 1998 from $13.0 billion at year-end 1997. This decline was attributable to a reduction in residential real estate loans receivable, the effect of which was partially offset by growth in the Company's commercial real estate, consumer and business loans receivable. In the aggregate, commercial real estate, consumer and business loans receivable represented 30.0% of total loans receivable at December 31, 1998, up from 24.2% one-year earlier, reflecting the results of the Company's strategy to increase the percentage of such loans to total loans receivable.

     Residential real estate loans receivable amounted to $8.9 billion at the end of 1998, a 9.4% decline from $9.8 billion at the end of 1997. In 1998, the Company produced $2.7 billion of loans for this portfolio, which substantially offset principal repayments during the year. In connection with the Company's balance sheet restructuring activities, approximately $780 million of relatively lower-yielding loans were transferred to loans held for sale in the first quarter of 1998 and sold during the second and third quarters of 1998.

     Commercial real estate loans receivable increased $304.7 million, or 13.5%, during 1998 and amounted to $2.6 billion at December 31, 1998. At that date, this portfolio consisted primarily of loans secured by multifamily properties (57%), shopping centers (19%) and office buildings (11%).

     Consumer loans receivable amounted to $973.2 million at December 31, 1998, an increase of $199.4 million, or 25.8%, from the end of 1997. This increase was largely attributable to growth in home equity loans, the Company's primary focus in this lending area. During 1998, the Company began offering its home equity loans through NAMC's loan production network, which contributed to an increase in home equity loan principal balances during 1998 of $220.8 million, or 35.8%. At December 31, 1998, home equity loans represented approximately 88% of the consumer loans receivable portfolio, up from approximately 82% at December 31, 1997.

     The Company's business loans receivable increased to $287.3 million at year-end 1998 from $99.1 million at the end of 1997. This increase reflects the Company's heightened focus in this area as well as the diversification of loan products offered, including the introduction during 1998 of lease financing.

     The following table summarizes the Company's loans receivable (exclusive of the allowance for loan losses) at December 31 (in thousands):

                                       1998          1997          1996          1995         1994
                                    -----------   -----------   -----------   ----------   ----------
Residential real estate:
  Permanent.......................  $ 8,862,369   $ 9,779,559   $ 8,016,699   $7,139,862   $6,659,935
  Construction....................        1,647         2,453         3,697        1,948        1,989
  Net deferred yield
     adjustments..................       55,801        66,581        54,509       45,002       19,774
                                    -----------   -----------   -----------   ----------   ----------
       Total residential real
          estate..................    8,919,817     9,848,593     8,074,905    7,186,812    6,681,698
                                    -----------   -----------   -----------   ----------   ----------
Commercial real estate:
  Permanent.......................    2,487,230     2,214,620     1,856,563    1,813,344    1,834,114
  Construction....................       92,937        57,152        33,046       42,584       40,592
  Net deferred yield
     adjustments..................      (12,417)       (8,749)       (3,876)      (5,030)     (11,192)
                                    -----------   -----------   -----------   ----------   ----------
       Total commercial real
          estate..................    2,567,750     2,263,023     1,885,733    1,850,898    1,863,514
                                    -----------   -----------   -----------   ----------   ----------
Consumer:
  Home equity.....................      837,867       617,041       527,442      520,589      531,008
  Secured by deposit accounts.....       39,900        40,992        39,684       40,578       40,309
  Manufactured home...............       32,053        44,432        60,965       78,319       98,354
  Automobile......................        4,443         6,298        43,661       53,947       30,104
  Other...........................       38,126        46,400        51,923       59,854       73,042
  Net deferred yield
     adjustments..................       20,841        18,654        10,606        4,127        1,792
                                    -----------   -----------   -----------   ----------   ----------
       Total consumer.............      973,230       773,817       734,281      757,414      774,609
                                    -----------   -----------   -----------   ----------   ----------
Business:
  Principal balance...............      287,463        99,110        43,138       35,189       31,817
  Net deferred yield
     adjustments..................         (192)          (36)           --           --          (16)
                                    -----------   -----------   -----------   ----------   ----------
       Total business.............      287,271        99,074        43,138       35,189       31,801
                                    -----------   -----------   -----------   ----------   ----------
Total loans receivable............  $12,748,068   $12,984,507   $10,738,057   $9,830,313   $9,351,622
                                    ===========   ===========   ===========   ==========   ==========

     The following table presents the contractual maturities of the principal balances of the Company's real estate construction loans receivable and business loans receivable (excluding lease financing receivables) at December 31, 1998 (in thousands):

                                                           REMAINING CONTRACTUAL MATURITY
                                                    ---------------------------------------------
                                                                  OVER ONE
                                                       ONE        THROUGH      OVER
                                                     YEAR OR        FIVE       FIVE
                                                       LESS        YEARS       YEARS      TOTAL
                                                    ----------    --------    -------    --------
Residential real estate construction:
  Fixed-rate......................................   $  1,647     $    --     $    --    $  1,647
Commercial real estate construction:
  Adjustable-rate.................................   $ 35,598     $44,402          --    $ 80,000
  Fixed-rate......................................     12,929           8          --      12,937
                                                     --------     -------     -------    --------
Total commercial real estate construction.........   $ 48,527     $44,410     $    --    $ 92,937
                                                     ========     =======     =======    ========
Business:
  Adjustable-rate.................................   $ 69,339     $46,802     $ 9,939    $126,080
  Fixed-rate......................................     67,778      24,473       6,017      98,268
                                                     --------     -------     -------    --------
Total business....................................   $137,117     $71,275     $15,956    $224,348
                                                     ========     =======     =======    ========

     Loan production, which includes originations and purchases for portfolio and for sale in the secondary market, amounted to $32.7 billion for 1998, representing an increase of $22.9 billion as compared with 1997. While this increase was substantially associated with growth in residential real estate loan production to $30.5 billion for 1998 from $8.6 billion for 1997, the Company also experienced growth in commercial real estate loan production of $588.4 million, or 109.0%, consumer loan production of $238.3 million, or 48.1%, and business loan production of $231.6 million, or 184.4%.

     The increase in residential real estate loan production in 1998, as compared with 1997, reflects the Company's expansion of its mortgage banking activities, largely due to the NAMC Acquisition, as well as a relatively high level of loan refinancings, which resulted principally from the lower long-term interest rate environment during 1998 as compared with 1997. Of the total residential real estate loan production during 1998, approximately 56% were refinanced loans. The relatively lower long-term interest rate environment during 1998 also resulted in significant production of fixed-rate residential real estate loans. Fixed-rate residential real estate loan production, substantially all of which is sold by the Company into the secondary market, represented approximately 90% of total residential real estate loan production during 1998.

     The following table summarizes the Company's loan production for the year ended December 31 (in thousands):

                                                                 1998           1997
                                                              -----------    ----------
Residential real estate.....................................  $30,463,666    $8,636,386
Commercial real estate......................................    1,128,291       539,850
Consumer:
  Home equity...............................................      573,132       337,795
  Other consumer............................................      160,228       157,253
                                                              -----------    ----------
          Total consumer....................................      733,360       495,048
                                                              -----------    ----------
Business....................................................      357,162       125,601
                                                              -----------    ----------
Total loan production.......................................  $32,682,479    $9,796,885
                                                              ===========    ==========

  Deposits

     Total deposits amounted to $13.7 billion at year-end 1998, down $195.8 million from December 31, 1997. In August 1998, the Bank sold its remaining Florida branch which, at the time of sale, had deposits of $207.2 million. During 1998, time deposits declined $1.1 billion, reflecting the Company's strategy to decrease the percentage of such deposits to total deposits. The effect of this decline was largely offset by an overall $0.9 billion increase in non-interest bearing and relatively lower-costing deposit products.

     The following table sets forth a summary of the Company's deposits at December 31 (dollars in thousands):

                                                       1998                         1997
                                             -------------------------    -------------------------
                                                            PERCENTAGE                   PERCENTAGE
                                               AMOUNT        OF TOTAL       AMOUNT        OF TOTAL
                                             -----------    ----------    -----------    ----------
Demand.....................................  $ 1,976,122       14.5%      $ 1,572,797       11.4%
Savings....................................    2,291,782       16.8         2,431,812       17.6
Money market...............................    2,634,312       19.3         1,971,081       14.2
Time.......................................    6,749,244       49.4         7,871,585       56.8
                                             -----------      -----       -----------      -----
Total deposits.............................  $13,651,460      100.0%      $13,847,275      100.0%
                                             ===========      =====       ===========      =====

  Borrowed Funds

     The following table sets forth a summary of the Company's borrowed funds at December 31 (dollars in thousands):

                                                         1998                        1997
                                               ------------------------    ------------------------
                                                             PERCENTAGE                  PERCENTAGE
                                                 AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
                                               ----------    ----------    ----------    ----------
Federal funds purchased and securities sold
  under agreements to repurchase.............  $2,245,218       33.2%      $2,975,774       47.1%
FHLBNY advances..............................   4,077,115       60.2        2,786,751       44.1
Senior notes.................................     198,906        2.9          142,475        2.3
Guaranteed preferred beneficial interests in
  Dime Bancorp, Inc.'s junior subordinated
  deferrable interest debentures.............     162,005        2.4          196,137        3.1
Other........................................      89,604        1.3          218,175        3.4
                                               ----------      -----       ----------      -----
Total borrowed funds.........................  $6,772,848      100.0%      $6,319,312      100.0%
                                               ==========      =====       ==========      =====

     In July 1998, the Holding Company redeemed the remaining $44.4 million of its outstanding 8.9375% senior notes due July 2003, which resulted in a pre-tax extraordinary loss of $1.9 million. (During 1997, the Holding Company had purchased $55.6 million of such senior notes and, in connection therewith, recognized a pre-tax extraordinary loss of $2.4 million.) In addition, all of the Bank's $78.0 million of Collateralized Real Yield Securities were repaid, at the option of the holders thereof, in August 1998, which resulted in a pre-tax extraordinary loss of $0.6 million. Further, in September 1998, the Holding Company purchased $34.8 million of the then-outstanding $200.0 million of guaranteed preferred beneficial interests in its 9.33% junior subordinated deferrable interest debentures, which resulted in a pre-tax extraordinary loss of $4.6 million.

     During September 1998, the Holding Company, in a private offering, issued $100.0 million of senior notes due March 1999 with a stated interest rate of 6.12%.

     At December 31, 1998, the Holding Company had an effective shelf registration in place pursuant to which it could issue, from time to time, debentures, notes or other unsecured evidences of indebtedness. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the

Holding Company, may be offered separately or together in one or more series, up to an aggregate amount of $300.0 million. No securities had been issued pursuant to this shelf registration as of year-end 1998.

  Stockholders' Equity

     At December 31, 1998, stockholders' equity amounted to $1.4 billion, or 6.21% of total assets. In comparison, stockholders' equity at year-end 1997 amounted to $1.3 billion, or 6.02% of total assets. The growth in stockholders' equity during the year was limited principally by the effect of treasury stock purchases and dividends declared on the Common Stock. Book value per common share of $12.42 at December 31, 1998 increased 9.9% from $11.30 one-year earlier.

     During 1998, the Holding Company repurchased 6.4 million shares of Common Stock at a cost of $178.0 million. At December 31, 1998, the Holding Company had one Common Stock repurchase program in effect. Under this program, which was announced in September 1998, the Holding Company is authorized to repurchase up to approximately 5.6 million shares of its outstanding Common Stock. During 1998, 0.3 million shares of Common Stock were acquired under this program. No time limit was established to complete this program.

     Dividends declared and paid on the Common Stock for 1998 amounted to $21.6 million, or $0.19 per share, up from $12.9 million, or $0.12 per share, for 1997. The Holding Company's Common Stock dividend payout ratio was 9.1% for 1998, as compared with 10.5% for 1997.

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

     Under existing OTS regulations, the Bank must maintain, for each calendar quarter, an average daily balance of liquid assets (as defined) equal to at least 4.0% of either (i) its liquidity base (the Bank's net withdrawable accounts plus short-term borrowings) at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding quarter. For the fourth quarter of 1998, the Bank's liquidity ratio was 15.9%.

REGULATORY CAPITAL

     Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, core capital of at least 3.00% of adjusted total assets, and total risk-based capital of at least 8.00% of risk-weighted assets. The Bank exceeded these capital requirements at December 31, 1998.

     Under the PCA regulations adopted by the OTS pursuant to FDICIA, an institution is considered well capitalized, the highest of five categories, if it has a leverage ratio of at least 5.00%, a Tier 1 risk-based capital ratio (core capital to risk-weighted assets) of at least 6.00%, and a total risk-based capital ratio of at least 10.00%, and it is not subject to an order, written agreement, capital directive, or PCA directive to meet and maintain a specific capital level for any capital measure. At December 31, 1998, the Bank met the published standards for a well capitalized designation under these regulations.

     The following table sets forth the Bank's regulatory capital position at December 31 (dollars in thousands):

                                                            1998                   1997
                                                     -------------------    -------------------
                                                       AMOUNT      RATIO      AMOUNT      RATIO
                                                     ----------    -----    ----------    -----
Tangible and core capital..........................  $1,282,010     5.82%   $1,216,417     5.64%
Tier 1 risk-based capital..........................   1,282,010     9.58     1,216,417    10.29
Total risk-based capital...........................   1,387,091    10.37     1,321,135    11.17

     The declines in the Bank's risk-based capital and Tier 1 risk-based capital ratios during 1998 reflect an increase in risk-based assets to $13.4 billion at December 31, 1998 from $11.8 billion at the end of 1997. Contributing to the higher level of risk-based assets was a change in the mix of the Bank's assets.

OTHER MATTERS

     On December 16, 1998, the Holding Company announced that it had entered into a definitive agreement to acquire Lakeview Financial Corp. ("Lakeview"), headquartered in West Paterson, New Jersey. Lakeview is the holding company for Lakeview Savings Bank, which operates eleven offices in northern New Jersey. On a consolidated basis at October 31, 1998, Lakeview had assets of approximately $573 million and deposits of approximately $454 million. Under the terms of the agreement, holders of Lakeview's common stock may elect to receive either 0.9 of a share of Common Stock or $24.26 in cash for each outstanding share of Lakeview common stock, subject to a requirement that, in the aggregate, 65% of Lakeview's outstanding shares of common stock will be exchanged for Common Stock and the remaining shares will be exchanged for cash. This transaction, which is expected to close during the second quarter of 1999, remains subject to regulatory approvals and the approval of Lakeview's shareholders.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier adoption of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after its issuance. SFAS No. 133 may not be applied retroactively to financial statements of prior periods. The Company intends to adopt SFAS No. 133 on January 1, 2000. The Company has not completed its evaluation of the effect that the adoption of SFAS No. 133 will have upon its financial condition and results of operations.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134, which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," requires that, after the securitization of a mortgage loan held for sale, any retained MBS should be classified in accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." However, SFAS No. 134 requires that a mortgage banking enterprise classify as trading any retained MBS that it commits to sell before or during the securitization process. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not believe that SFAS No. 134, when adopted, will materially impact its financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Asset/Liability Management," incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................    F-1
Consolidated Statements of Financial Condition..............    F-2
Consolidated Statements of Income...........................    F-3
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    F-4
Consolidated Statements of Cash Flows.......................    F-5
Consolidated Statements of Comprehensive Income.............    F-6
Notes to Consolidated Financial Statements..................    F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, and position of each executive officer of the Company as of March 1, 1999 and the year in which such person joined the Company:

                                                                                     WITH THE
                                                                                     COMPANY
NAME                     AGE         POSITIONS AND OFFICES WITH THE COMPANY           SINCE
----                     ---    -------------------------------------------------    --------
Lawrence J. Toal.......  61     Chairman of the Board, Chief Executive Officer,
                                  President, and Chief Operating Officer               1991
Gene C. Brooks.........  49     Director of the Office of the Secretary and
                                Senior Legal Advisor                                   1995
Anthony R. Burriesci...  51     Chief Financial Officer                                1997
D. James Daras.........  45     Treasurer and Asset/Liability Executive                1990
James E. Kelly.........  47     General Counsel                                        1987
Fred B. Koons..........  54     Chief Executive Officer, Mortgage Banking and
                                Director                                               1996
Carlos R. Munoz........  63     Chief Credit & Risk Management Officer                 1995
Peyton R. Patterson....  42     General Manager, Consumer Financial Services           1996

     Mr. Daras has been employed by the Company in the positions stated above for more than five years. The principal occupation for at least the last five years of each other executive officer who is not a member of the Board is set forth below:

     Mr. Brooks, who joined Anchor Savings in July 1987, served as Vice President and General Counsel of Anchor Bancorp from its formation until the Anchor Merger and as Secretary of Anchor Bancorp from March 1993 until the Anchor Merger. He was General Counsel of the Company from April 1995 to January 1998, at which time he assumed his present position.

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

     Information required by this Item regarding members of the Board is contained in the Holding Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission (the "Commission") within 120 days from December 31, 1998, incorporated herein by reference.

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

(a)(3) EXHIBITS

EXHIBIT
NUMBER                      IDENTIFICATION OF EXHIBIT
-------                     -------------------------
2.1        Agreement and Plan of Merger, dated as of December 15, 1998, by and between Lakeview Financial Corp. and the Holding
           Company (incorporated by reference to Appendix A to the
           Proxy Statement -- Prospectus included in the Holding
           Company's Registration Statement on Form S-4, filed with the
           Commission on March 19, 1999 (No. 333-74673)).
3(i)       Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Holding Company's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 1998, filed with the Commission on May 15, 1998
           (Commission file No. 1-13094)).
3(ii)      By-laws of the Holding Company (incorporated by reference to
           Exhibit 3 to the Holding Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1997, filed with the
           Commission on August 14, 1997 (Commission file No.
           1-13094)).
4.1        Stockholder Protection Rights Agreement, dated as of October
           20, 1995, between the Holding Company and the First National
           Bank of Boston, as Rights Agent (incorporated by reference to Exhibit (1) of the Registration Statement on Form 8-A of
           the Holding Company filed with the Commission on November 3,
           1995).
4.2        None of the outstanding instruments defining the rights of holders of long-term debt of the Holding Company and its
           consolidated subsidiaries represent long-term debt in excess of 10% of the total assets of the Holding Company and its
           subsidiaries on a consolidated basis. The Holding Company
           hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
10.1*      Employment Agreement, dated as of January 30, 1998, between the Bank and Lawrence J. Toal (incorporated by reference to
           Exhibit 10.1 to the Holding Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 31, 1998 (the "1997 10-K")
           (Commission file No. 1-13094)).
10.2*      Agreement providing for joint and several liability of the
           Holding Company, dated as of January 30, 1998, between the
           Holding Company and Lawrence J. Toal (incorporated by
           reference to Exhibit 10.2 to the 1997 10-K).
10.3*      Employment Agreement, dated as of January 30, 1998, between the Bank and Anthony R. Burriesci (incorporated by reference to Exhibit 10.3 to the 1997 10-K).
10.4*      Agreement providing for joint and several liability of the
           Holding Company, dated as of January 30, 1998, between the
           Holding Company and Anthony R. Burriesci (incorporated by
           reference to Exhibit 10.4 to the 1997 10-K).
10.5*      Letter Agreement regarding initial employment terms, dated as of July 1, 1997 (the "Burriesci Letter Agreement"),
           between the Bank and Anthony R. Burriesci (incorporated by reference to Exhibit 10.5 to the 1997 10-K).
10.6*      Amendment of the Burriesci Letter Agreement, effective as of
           July 24, 1997, between the Bank and Anthony R. Burriesci
           (incorporated by reference to Exhibit 10.6 to the 1997
           10-K).
10.7*      Employment Agreement, dated as of December 15, 1998, between the Bank and Fred B. Koons.
10.8*      Letter Agreement regarding initial employment terms, dated as of December 6, 1996 (the "Koons Letter Agreement"),
           between the Bank and Fred B. Koons (incorporated by
           reference to Exhibit 10.31 to the Holding Company's Annual
           Report on Form 10-K for the fiscal year ended December 31,
           1996, filed with the Commission on March 31, 1997 (the "1996
           10-K") (Commission file No. 1-13094)).
10.9*      Amendment of the Koons Letter Agreement, effective as of May
           12, 1997, between the Bank and Fred B. Koons (incorporated by reference to Exhibit 10.9 to the 1997 10-K).

EXHIBIT
NUMBER                      IDENTIFICATION OF EXHIBIT
-------                     -------------------------
10.10*     Amendment of the Koons Letter Agreement, effective as of
           July 24, 1997, between the Bank and Fred B. Koons
           (incorporated by reference to Exhibit 10.10 to the 1997
           10-K).
10.11*     Employment Agreement, dated as of January 30, 1998, between the Bank and D. James Daras (incorporated by reference to
           Exhibit 10.11 to the 1997 10-K).
10.12*     Employment Agreement, dated as of January 30, 1998, between the Bank and Carlos R. Munoz (incorporated by reference to
           Exhibit 10.12 to the 1997 10-K).
10.13*     Dime Bancorp, Inc. Stock Incentive Plan, as amended by an
           amendment effective April 27, 1994 (the "Stock Incentive
           Plan") (incorporated by reference to Exhibit 4.1 to the
           Holding Company's Registration Statement on Form S-8, filed with the Commission on January 18, 1995 (No. 33-88552)).
10.14*     Amendment, effective September 19, 1997, to the Stock
           Incentive Plan (incorporated by reference to Exhibit 10.14 to the 1997 10-K).
10.15*     Dime Bancorp, Inc. 1991 Stock Incentive Plan, as amended and restated effective February 29, 1996 (the "1991 Stock
           Incentive Plan") (incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8,
           filed with the Commission on May 24, 1996 (No. 333-04477)).
10.16*     Amendment, effective as of October 1, 1996, to the 1991
           Stock Incentive Plan (incorporated by reference to Exhibit
           10.9 to the 1996 10-K).
10.17*     Amendment, effective September 19, 1997, to the 1991 Stock
           Incentive Plan (incorporated by reference to Exhibit 10.17 to the 1997 10-K).
10.18*     Amendment, effective as of March 27, 1998, to the 1991 Stock
           Incentive Plan.
10.19*     Amendment, effective June 25, 1998, to the 1991 Stock
           Incentive Plan.
10.20*     Dime Bancorp, Inc. Stock Incentive Plan for Outside
           Directors (the "Outside Directors Plan"), as amended
           effective April 27, 1994 (incorporated by reference to
           Exhibit 4.1 to the Holding Company's Registration Statement
           on Form S-8, filed with the Commission on January 18, 1995
           (No. 33-88560)).
10.21*     Amendment, effective September 19, 1997, to the Outside
           Directors Plan (incorporated by reference to Exhibit 10.19 to the 1997 10-K).
10.22*     The Dime Savings Bank of New York, FSB Deferred Compensation
           Plan, as amended by the First Amendment through the Fourth
           Amendment thereof (incorporated by reference to Exhibit
           10.14 to the Holding Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1994, filed with the
           Commission on March 31, 1995 (Commission file No. 1-13094)).
10.23*     Deferred Compensation Plan for Board Members of The Dime
           Savings Bank of New York, FSB, as amended and restated
           effective as of July 24, 1997 (incorporated by reference to
           Exhibit 10.21 to the 1997 10-K).
10.24*     Benefit Restoration Plan of The Dime Savings Bank of New
           York, FSB, amended and restated effective as of October 1,
           1996 (incorporated by reference to Exhibit 10.14 to the 1996
           10-K).
10.25*     Retainer Continuation Plan for Independent Directors of The
           Dime Savings Bank of New York, FSB (the "Retainer
           Continuation Plan") (incorporated by reference to Exhibit
           10.24 to the Bank's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1993, filed with the
           Commission on September 16, 1994 as Exhibit A to the Holding
           Company's Report on Form 8-K dated that date (Commission
           file No. 1-13094)).
10.26*     Amendment, effective as of January 13, 1995, to the Retainer
           Continuation Plan (incorporated by reference to Exhibit
           10.13 to the 1995 10-K).

EXHIBIT
NUMBER                      IDENTIFICATION OF EXHIBIT
-------                     -------------------------
10.27*     Amendment, effective as of December 31, 1996, to the
           Retainer Continuation Plan (incorporated by reference to
           Exhibit 10.17 to the 1996 10-K).
10.28*     Amendment, effective March 1, 1997, to the Retainer
           Continuation Plan (incorporated by reference to Exhibit
           10.18 to the 1996 10-K).
10.29*     Amendment, effective September 19, 1997, to the Retainer
           Continuation Plan (incorporated by reference to Exhibit
           10.27 to the 1997 10-K).
10.30*     Key Executive Life Insurance/Death Benefit Plan of The Dime
           Savings Bank of New York, FSB, amended and restated
           effective as of July 24, 1997 (the "Key Life Plan")
           (incorporated by reference to Exhibit 10.28 to the 1997
           10-K).
10.31*     Amendment, effective November 20, 1997, to the Key Life Plan
           (incorporated by reference to Exhibit 10.29 to the 1997
           10-K).
10.32*     Dime Bancorp, Inc. 1990 Stock Option Plan (formerly Anchor
           Bancorp, Inc. 1990 Stock Option Plan), as amended effective as of January 13, 1995 (incorporated by reference to Exhibit
           4.1 to the Holding Company's Registration Statement on Form
           S-8, filed with the Commission on January 18, 1995 (No.
           33-88554)).
10.33*     Dime Bancorp, Inc. 1992 Stock Option Plan (formerly Anchor
           Bancorp, Inc. 1992 Stock Option Plan), as amended effective as of January 13, 1995 (the "1992 Stock Option Plan")
           (incorporated by reference to Exhibit 4.1 to the Holding
           Company's Registration Statement on Form S-8, filed with the
           Commission on January 18, 1995 (No. 33-88556)).
10.34*     Amendment, effective June 1, 1996, to the 1992 Stock Option
           Plan (incorporated by reference to Exhibit 10.23 to the 1996
           10-K).
10.35*     Amendment, effective September 19, 1997, to the 1992 Stock
           Option Plan (incorporated by reference to Exhibit 10.33 to the 1997 10-K).
10.36*     Amendment, effective as of March 27, 1998, to the 1992 Stock
           Option Plan.
10.37*     Dime Bancorp, Inc. Supplemental Executive Retirement Plan
           (the "SERP"), amended and restated effective as of December
           2, 1997 (incorporated by reference to Exhibit 10.34 to the
           1997 10-K).
10.38*     Amendment, effective January 29, 1998, to the SERP
           (incorporated by reference to Exhibit 10.35 to the 1997
           10-K).
10.39*     Dime Bancorp, Inc. Voluntary Deferred Compensation Plan, as
           amended and restated effective as of July 24, 1997
           (incorporated by reference to Exhibit 10.36 to the 1997
           10-K).
10.40*     Dime Bancorp, Inc. Voluntary Deferred Compensation Plan for
           Directors (the "Director Deferred Compensation Plan"), as
           amended and restated effective as of July 24, 1997
           (incorporated by reference to Exhibit 10.37 to the 1997
           10-K).
10.41*     Amendment, effective March 26, 1998, to the Director
           Deferred Compensation Plan.
10.42*     Dime Bancorp, Inc. Officer Incentive Plan (the "Officer
           Incentive Plan"), as amended and restated effective as of
           July 24, 1997 (incorporated by reference to Exhibit 10.38 to the 1997 10-K).
10.43*     Amendment, effective as of January 1, 1998, to the Officer
           Incentive Plan.
10.44*     Dime Bancorp, Inc. Senior Officer Incentive Plan, effective
           April 30, 1998.
10.45*     Anchor Savings Bank FSB Supplemental Executive Retirement
           Plan, assumed by the Bank (incorporated by reference to
           Exhibit 10.11 to the Anchor Bancorp Annual Report on Form
           10-K for the fiscal year ended June 30, 1992 (Commission
           file No. 33-37720)).
10.46*     Dime Bancorp, Inc. 1997 Stock Incentive Plan for Outside
           Directors, as amended and restated effective March 27, 1998.

EXHIBIT
NUMBER                      IDENTIFICATION OF EXHIBIT
-------                     -------------------------
10.47*     Dime Bancorp, Inc. Incentive Stock Option Plan (formerly
           North American Mortgage Company Incentive Stock Option
           Plan), effective as of October 15, 1997 (incorporated by
           reference to Exhibit 4.1 to the Holding Company's Amendment
           No. 1 to the Registration Statement on Form S-4 on Form S-8,
           filed with the Commission on October 15, 1997 (No.
           333-35565)).
12         Ratio of Earnings to Fixed Charges.
21         List of Subsidiaries.
23         Consent of KPMG LLP.
24         Powers of Attorney.
27         Financial Data Schedule (filed electronically).

---------------
* Management Contract or Compensatory Plan or Arrangement.

(b) REPORTS ON FORM 8-K

     During the three-month period ended December 31, 1998, the Holding Company filed with the Commission one Current Report on Form 8-K, dated December 16, 1998, which reported that, on December 15, 1998, the Holding Company had entered into a definitive agreement to acquire Lakeview.

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

                                              March 31, 1999
                                              --------------
                                              Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                            CAPACITY
                      ---------                                            --------
/s/ LAWRENCE J. TOAL                                     Chairman of the Board, Chief Executive
-----------------------------------------------------    Officer, President, and Chief Operating
Lawrence J. Toal                                         Officer (Principal Executive Officer)

*                                                        Director
-----------------------------------------------------
Derrick D. Cephas

*                                                        Director
-----------------------------------------------------
Frederick C. Chen

*                                                        Director
-----------------------------------------------------
J. Barclay Collins II

*                                                        Director
-----------------------------------------------------
Richard W. Dalrymple

*                                                        Director
-----------------------------------------------------
James F. Fulton

*                                                        Director
-----------------------------------------------------
Fred B. Koons

*                                                        Director
-----------------------------------------------------
Virginia M. Kopp

*                                                        Director
-----------------------------------------------------
James M. Large, Jr.

*                                                        Director
-----------------------------------------------------
John Morning

*                                                        Director
-----------------------------------------------------
Margaret Osmer-McQuade

                      SIGNATURE                                            CAPACITY
                      ---------                                            --------
*                                                        Director
-----------------------------------------------------
Sally Hernandez-Pinero

*                                                        Director
-----------------------------------------------------
Dr. Paul A. Qualben

*                                                        Director
-----------------------------------------------------
Eugene G. Schulz, Jr.

*                                                        Director
-----------------------------------------------------
Howard Smith

*                                                        Director
-----------------------------------------------------
Dr. Norman R. Smith

*                                                        Director
-----------------------------------------------------
Ira T. Wender

              /s/ ANTHONY R. BURRIESCI                   Chief Financial Officer (Principal Financial
-----------------------------------------------------    Officer)
                Anthony R. Burriesci

                 /s/ JOHN F. KENNEDY                     Controller (Principal Accounting Officer)
-----------------------------------------------------
                   John F. Kennedy

             * By: /s/ LAWRENCE J. TOAL
   -----------------------------------------------
                  Lawrence J. Toal
                  Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dime Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Dime Bancorp, Inc. and subsidiaries (Dime) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of Dime's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dime Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
January 21, 1999

                      DIME BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
ASSETS
Cash and due from banks.....................................  $   279,490    $   295,369
Money market investments....................................       78,287        157,158
Securities available for sale...............................    3,329,444      4,992,304
Federal Home Loan Bank of New York stock....................      324,106        303,287
Loans held for sale.........................................    3,884,886      1,841,862
Loans receivable, net:
  Residential real estate loans.............................    8,919,817      9,848,593
  Commercial real estate loans..............................    2,567,750      2,263,023
  Consumer loans............................................      973,230        773,817
  Business loans............................................      287,271         99,074
  Allowance for loan losses.................................     (105,081)      (104,718)
                                                              -----------    -----------
     Total loans receivable, net............................   12,642,987     12,879,789
                                                              -----------    -----------
Accrued interest receivable.................................       97,124        106,829
Premises and equipment, net.................................      170,879        150,805
Mortgage servicing assets...................................      692,473        341,906
Other assets................................................      821,174        778,691
                                                              -----------    -----------
Total assets................................................  $22,320,850    $21,848,000
                                                              ===========    ===========
LIABILITIES
Deposits....................................................  $13,651,460    $13,847,275
Federal funds purchased and securities sold under agreements
  to repurchase.............................................    2,245,218      2,975,774
Federal Home Loan Bank of New York advances.................    4,077,115      2,786,751
Senior notes................................................      198,906        142,475
Guaranteed preferred beneficial interests in Dime Bancorp,
  Inc.'s junior subordinated deferrable interest
  debentures................................................      162,005        196,137
Other borrowed funds........................................       89,604        218,175
Other liabilities...........................................      510,877        366,555
                                                              -----------    -----------
     Total liabilities......................................   20,935,185     20,533,142
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (authorized shares,
  350,000,000 in 1998 and 200,000,000 in 1997; shares
  issued, 120,252,459 in 1998 and 120,256,459 in 1997)......        1,203          1,203
Additional paid-in capital..................................    1,165,251      1,158,221
Retained earnings...........................................      463,907        261,201
Treasury stock, at cost (8,682,858 shares in 1998 and
  3,898,132 shares in 1997).................................     (233,965)       (95,221)
Accumulated other comprehensive loss........................       (3,285)        (9,534)
Unearned compensation.......................................       (7,446)        (1,012)
                                                              -----------    -----------
     Total stockholders' equity.............................    1,385,665      1,314,858
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $22,320,850    $21,848,000
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
INTEREST INCOME
Residential real estate loans..........................  $  874,402    $  660,505    $  558,248
Commercial real estate loans...........................     200,015       191,111       159,019
Consumer loans.........................................      71,003        63,222        63,679
Business loans.........................................      13,944         5,052         3,163
Mortgage-backed securities.............................     214,922       406,781       508,342
Other securities.......................................      40,797        23,774        31,910
Money market investments...............................       5,802        32,370        26,337
                                                         ----------    ----------    ----------
     Total interest income.............................   1,420,885     1,382,815     1,350,698
                                                         ----------    ----------    ----------
INTEREST EXPENSE
Deposits...............................................     545,827       559,359       531,216
Borrowed funds.........................................     347,825       340,394       358,187
                                                         ----------    ----------    ----------
     Total interest expense............................     893,652       899,753       889,403
                                                         ----------    ----------    ----------
     Net interest income...............................     527,233       483,062       461,295
Provision for loan losses..............................      32,000        49,000        41,000
                                                         ----------    ----------    ----------
     Net interest income after provision for loan
       losses..........................................     495,233       434,062       420,295
                                                         ----------    ----------    ----------
NON-INTEREST INCOME
Loan servicing and other fees..........................     199,504        74,038        47,863
Banking service fees...................................      41,428        31,796        28,056
Securities and insurance brokerage fees................      32,736        23,737        21,064
Net gains (losses) on sales activities.................     244,451        12,036       (12,716)
Other..................................................       6,911         3,684         1,711
                                                         ----------    ----------    ----------
     Total non-interest income.........................     525,030       145,291        85,978
                                                         ----------    ----------    ----------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits...................     270,062       157,851       139,358
  Occupancy and equipment..............................      92,452        63,582        52,662
  Other................................................     209,325       115,689       100,775
                                                         ----------    ----------    ----------
     Total general and administrative expense..........     571,839       337,122       292,795
Amortization of mortgage servicing assets..............      92,291        29,751        19,382
Other real estate owned expense, net...................       1,511         4,341        10,072
Savings Association Insurance Fund recapitalization
  assessment...........................................          --            --        26,280
Restructuring and related expense......................          --         9,931         3,504
                                                         ----------    ----------    ----------
     Total non-interest expense........................     665,641       381,145       352,033
                                                         ----------    ----------    ----------
Income before income tax expense and extraordinary
  items................................................     354,622       198,208       154,240
Income tax expense.....................................     113,479        75,034        49,984
                                                         ----------    ----------    ----------
Income before extraordinary items......................     241,143       123,174       104,256
Extraordinary items -- losses on early extinguishment
  of debt, net of tax benefits of $2,993 in 1998 and
  $895 in 1997.........................................      (4,057)       (1,460)           --
                                                         ----------    ----------    ----------
Net income.............................................  $  237,086    $  121,714    $  104,256
                                                         ==========    ==========    ==========
PER COMMON SHARE
Basic earnings:
  Income before extraordinary items....................  $     2.13    $     1.15    $     1.00
  Extraordinary items..................................       (0.04)        (0.01)           --
                                                         ----------    ----------    ----------
  Net income...........................................  $     2.09    $     1.14    $     1.00
                                                         ==========    ==========    ==========
Diluted earnings:
  Income before extraordinary items....................  $     2.09    $     1.13    $     0.96
  Extraordinary items..................................       (0.03)        (0.01)           --
                                                         ----------    ----------    ----------
  Net income...........................................  $     2.06    $     1.12    $     0.96
                                                         ==========    ==========    ==========
Cash dividends declared................................  $     0.19    $     0.12    $       --

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
COMMON STOCK
Balance at beginning of year...........................  $    1,203    $    1,083    $      997
Common stock issued in connection with acquisition.....          --           120            --
Common stock issued upon exercise of stock warrant.....          --            --            84
Common stock issued under employee benefit plans,
  net..................................................          --            --             2
                                                         ----------    ----------    ----------
  Balance at end of year...............................       1,203         1,203         1,083
                                                         ----------    ----------    ----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year...........................   1,158,221       914,386       915,210
Common and treasury stock issued in connection with
  acquisition..........................................          --       220,659            --
Common and treasury stock issued under employee benefit
  plans, net...........................................         (45)       (4,235)        1,089
Fair value adjustment on stock options issued in
  connection with acquisition..........................          --        21,389            --
Other..................................................       7,075         6,022        (1,913)
                                                         ----------    ----------    ----------
  Balance at end of year...............................   1,165,251     1,158,221       914,386
                                                         ----------    ----------    ----------
RETAINED EARNINGS
Balance at beginning of year...........................     261,201       158,956        65,981
Net income.............................................     237,086       121,714       104,256
Cash dividends declared on common stock................     (21,550)      (12,892)           --
Treasury stock issued under employee benefit plans,
  net..................................................     (12,830)       (6,577)      (11,281)
                                                         ----------    ----------    ----------
  Balance at end of year...............................     463,907       261,201       158,956
                                                         ----------    ----------    ----------
TREASURY STOCK, AT COST
Balance at beginning of year...........................     (95,221)      (51,498)           --
Treasury stock purchased...............................    (177,970)     (200,354)      (70,456)
Treasury stock issued in connection with acquisition...          --       130,326            --
Treasury stock issued under employee benefit plans,
  net..................................................      39,226        26,305        18,958
                                                         ----------    ----------    ----------
  Balance at end of year...............................    (233,965)      (95,221)      (51,498)
                                                         ----------    ----------    ----------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year...........................      (9,534)           22        (5,468)
Other comprehensive income (loss)......................       6,249        (9,556)        5,490
                                                         ----------    ----------    ----------
  Balance at end of year...............................      (3,285)       (9,534)           22
                                                         ----------    ----------    ----------
UNEARNED COMPENSATION
Balance at beginning of year...........................      (1,012)         (612)         (190)
Restricted stock activity, net.........................      (9,250)       (1,126)         (545)
Amortization of unearned compensation, net.............       2,816           726           123
                                                         ----------    ----------    ----------
  Balance at end of year...............................      (7,446)       (1,012)         (612)
                                                         ----------    ----------    ----------
Total stockholders' equity.............................  $1,385,665    $1,314,858    $1,022,337
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   237,086   $   121,714   $   104,256
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
  Provisions for loan and other real estate owned losses....       32,665        50,514        45,799
  Depreciation, amortization and accretion, net.............      177,680        85,967        76,577
  Provision for deferred income tax expense.................       53,406        64,270        35,666
  Net securities (gains) losses.............................      (21,855)       17,794        11,265
  Losses on early extinguishment of debt....................        7,050         2,355            --
  Gain on sale of deposits..................................       (9,550)           --            --
  Net (increase) decrease in loans held for sale............   (2,343,136)     (760,523)       24,045
  Other, net................................................     (384,867)       (1,712)       (9,316)
                                                              -----------   -----------   -----------
    Net cash (used) provided by operating activities........   (2,251,521)     (419,621)      288,292
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale..................   (1,723,719)   (1,196,330)   (1,722,633)
Purchases of securities held to maturity....................           --       (80,411)     (238,674)
Proceeds from sales of securities available for sale........    1,922,949     1,720,817     2,290,279
Proceeds from repayments of securities available for sale
  and held to maturity......................................    1,491,072     1,505,518     1,842,349
Net (purchases) redemptions of Federal Home Loan Bank of New
  York stock................................................      (20,819)      (31,111)       52,446
Loans receivable originated and purchased, net of principal
  payments..................................................     (264,105)   (1,843,796)   (1,034,096)
Proceeds from sales of loans................................      702,253        82,369        13,510
Acquisitions, net of cash and cash equivalents acquired.....           --       (41,234)       (1,284)
Proceeds from sales of other real estate owned..............       19,855        58,315        50,681
Net purchases of premises and equipment.....................      (48,415)      (29,011)      (12,775)
                                                              -----------   -----------   -----------
    Net cash provided by investing activities...............    2,079,071       145,126     1,239,803
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits....................................       11,125       292,887       284,536
Net cash paid upon sale of deposits.........................     (197,624)           --            --
Net increase (decrease) in borrowings with original
  maturities of three months or less........................      402,623       126,164    (1,382,173)
Proceeds from other borrowings..............................      799,818     1,492,632     1,111,804
Repayments of other borrowings..............................     (755,823)   (1,174,045)   (1,529,043)
Proceeds from issuance of common and treasury stock.........       17,101        14,332         8,311
Purchases of treasury stock.................................     (177,970)     (200,354)      (70,456)
Cash dividends paid on common stock.........................      (21,550)      (12,892)           --
Other.......................................................           --         3,781        (1,913)
                                                              -----------   -----------   -----------
    Net cash provided (used) by financing activities........       77,700       542,505    (1,578,934)
                                                              -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents........      (94,750)      268,010       (50,839)
Cash and cash equivalents at beginning of year..............      452,527       184,517       235,356
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $   357,777   $   452,527   $   184,517
                                                              ===========   ===========   ===========
Supplemental cash flow information:
  Interest payments on deposits and borrowed funds..........  $   903,619   $   883,423   $   891,102
  Income tax payments (refunds), net........................       22,869          (381)         (847)
Supplemental non-cash investing information:
  Loans receivable transferred to other real estate owned...       18,917        17,996        39,216
  Loans held for sale transferred to loans receivable.......      779,719            --            --
  Loans receivable transferred to loans held for sale.......      296,608            --            --
  Securities held to maturity transferred to securities
    available for sale......................................           --     3,587,063            --

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net income.................................................  $237,086    $121,714    $104,256
Other comprehensive income (loss):
  Net unrealized gain (loss) on securities available for
     sale:
     Unrealized holding gain (loss) arising during the
       year, net of tax expense (benefit) of $12,699 in
       1998, $(12,629) in 1997 and $179 in 1996............    18,825     (20,600)        141
     Reclassification adjustment for net (gains) losses
       included in net income, net of tax expense (benefit)
       of $9,279 in 1998, $(6,769) in 1997 and $(3,946) in
       1996................................................   (12,576)     11,044       5,349
                                                             --------    --------    --------
       Other comprehensive income (loss)...................     6,249      (9,556)      5,490
                                                             --------    --------    --------
Comprehensive income.......................................  $243,335    $112,158    $109,746
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Dime Bancorp, Inc. (the "Holding Company") is a unitary savings and loan holding company organized under the laws of the State of Delaware in 1994. The principal subsidiary of the Holding Company is The Dime Savings Bank of New York, FSB (the "Bank"). The accounting policies applied by the Holding Company and its subsidiaries (collectively, the "Company") conform with generally accepted accounting principles and prevailing practices within the financial services industry.

     At December 31, 1998, the Company operated 90 banking branches located in the greater New York City metropolitan area and conducted its mortgage banking operations nationwide through offices located in 43 states.

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

     The following is a description of the Company's significant accounting policies.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries, all of which are wholly-owned, after the elimination of all significant intercompany balances and transactions. Certain amounts in prior years have been reclassified to conform with the current year presentation.

  Securities

     Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Securities purchased for the objective of selling them in the near term and mortgage-backed securities ("MBS") held for sale in connection with mortgage banking activities are classified as trading securities and are carried at estimated fair value with unrealized gains and losses recognized in operations. The Company did not maintain a securities held to maturity portfolio or trading securities portfolio at December 31, 1998 or 1997. Securities not otherwise classified as held to maturity or trading are classified as available for sale and are carried at estimated fair value with unrealized gains and losses, net of the related income tax effect, reported in a separate component of stockholders' equity.

     The amortization of premiums and accretion of discounts on securities is recognized in income using the interest method over the lives of the securities, adjusted, in the case of MBS, for actual prepayments. Gains and losses on sales of securities are recognized using the specific identification method.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, the Company considers a loan falling within its scope impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. SFAS No. 114 does not apply to loans held for sale or those large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans reviewed by the Company for impairment are limited to residential real estate loans receivable modified in a TDR since January 1, 1995, business loans receivable, and commercial real estate loans receivable. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. At a minimum, loans reviewed for impairment by the Company are classified as impaired when delinquent more than six months. Impaired loans are principally measured using the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral dependent loans. For impaired loans on non-accrual status, cash receipts are applied, and interest income recognized, pursuant to the discussion above for non-accrual loans. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis.

  Allowance for Loan Losses

     The allowance for loan losses is maintained at a level the Company believes is sufficient to provide for losses inherent in its loans receivable portfolio. The allowance for loan losses is increased by loss provisions charged to operations and decreased by charge-offs (net of recoveries). In determining the appropriate level of the allowance for loan losses, the Company reviews its loans receivable portfolio on at least a quarterly basis, taking into account its impaired loans, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions.

  Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of their respective leases or estimated useful lives.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Mortgage Servicing Assets

     The Company recognizes, as separate assets, the rights to service mortgage loans, whether those rights are acquired through loan purchase or loan origination activities. The initial recognition of originated mortgage servicing assets is predicated upon an allocation of the total cost of the related loans between the loans and the loan servicing rights based on their relative estimated fair values. Purchased mortgage servicing assets are recorded at cost. Mortgage servicing assets are amortized in proportion to and over the period of estimated net servicing income.

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

  Earnings Per Common Share

     Basic earnings per common share have been computed by dividing net income by the weighted average number of shares of the Holding Company's common stock ("Common Stock") outstanding during the period. Diluted earnings per common share have been computed by dividing net income by the sum of the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding (using the treasury stock method) during the period.

  Consolidated Statements of Cash Flows

     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks and money market investments.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Cash flows associated with derivative financial instruments used by the Company for risk-management purposes are classified in the accompanying Consolidated Statements of Cash Flows in the same category as the cash flows from the asset or liability being hedged.

  Derivative Financial Instruments

     Risk-Management Instruments. The Company uses a variety of derivative financial instruments as part of its interest rate risk-management strategy and to manage certain risks associated with its mortgage banking activities. Derivative financial instruments used for these purposes must be designated as a hedge at their inception and must remain effective as a hedge throughout their contractual terms. If the effectiveness of the derivative financial instrument as a hedge is not maintained, the instrument is accounted for as a trading instrument. Derivative financial instruments used by the Company for risk-management purposes principally include interest rate swaps, interest rate caps, interest rate floors, interest rate futures, forward contracts and options.

     For those derivative financial instruments used to modify the interest rate characteristics of designated interest-earning assets or interest-bearing liabilities, net amounts payable or receivable on the instruments are accrued as an adjustment to interest income or interest expense of the designated assets or liabilities. The estimated fair values of such derivative financial instruments are not reflected in the Company's consolidated financial statements unless designated to securities available for sale, in which case the derivative financial instruments are carried at estimated fair value with unrealized gains and losses, net of related income taxes, reported in a separate component of stockholders' equity.

     For forward contracts and options used in connection with the Company's mortgage banking activities, realized gains and losses are recognized in operations in the period settlement occurs. Unrealized gains and losses on such derivative financial instruments are included in the computation of the lower of cost or market valuation of loans held for sale.

     Unrealized gains and losses on derivative financial instruments used to hedge mortgage servicing assets are considered in the determination of the estimated fair value of such assets.

     Premiums paid on derivative financial instruments used for risk-management purposes are deferred as a component of the carrying value of the designated assets or liabilities and amortized against income over the terms of the contracts.

     In the event of the early termination of a derivative financial instrument contract used for risk-management purposes, any resulting gain or loss is deferred, as an adjustment of the carrying value of the designated assets or liabilities, and recognized in operations over the shorter of the remaining life of the designated assets or liabilities or the derivative financial instrument agreement. If the designated assets or liabilities are subsequently sold or otherwise disposed of, any remaining deferred gains or losses are recognized in operations.

     If the balance of a hedged asset or liability declines below the notional value of the related derivative financial instrument, the Company may redesignate, at fair value, the derivative financial instrument to other assets or liabilities or discontinue hedge accounting with respect to the portion of the notional amount that exceeds the balance. When hedge accounting is discontinued, derivative financial instruments are accounted for as trading instruments.

     Trading Instruments. The Company, to a limited degree, also uses derivative financial instruments for trading purposes. Realized and unrealized gains and losses on these instruments are recognized in operations. The fair value of trading derivative financial instruments in gain positions is reported in the Consolidated Statements of Financial Condition in "Other assets," whereas the fair value of such instruments in loss positions is reported in "Other liabilities."

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Comprehensive Income

     Effective as of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income, which includes net income and other comprehensive income, is defined as the change in equity during a period from all transactions and other events and circumstances from non-owner sources.

NOTE 2 -- ACQUISITIONS

     On October 15, 1997, prior to its opening for business, North American Mortgage Company ("NAMC"), a mortgage banking company headquartered in Santa Rosa, California, was acquired by the Company (the "NAMC Acquisition"). At the date of acquisition, NAMC serviced approximately $12 billion of loans for others and operated in 30 states. NAMC, subsequent to the acquisition, is operating under that name as a subsidiary of the Bank. In connection with the NAMC Acquisition, each share of NAMC's common stock outstanding immediately prior to the closing of the NAMC Acquisition was converted into 1.37 shares of Common Stock (the "NAMC Exchange Ratio"), and each outstanding option issued by NAMC to acquire NAMC's common stock was converted, after giving effect to the NAMC Exchange Ratio, into an option to purchase Common Stock. As a result, the Holding Company issued 19,437,741 shares of Common Stock (of which 7,479,664 were issued from treasury) and options to purchase 1,862,087 shares of Common Stock at an average exercise price of $14.18 per share. The purchase price of NAMC was approximately $351 million based on an assigned price per share of the Common Stock of $18.06. The NAMC Acquisition was accounted for under the purchase method of accounting. Accordingly, its impact is only reflected in the Company's consolidated financial statements beginning on October 15, 1997. Goodwill arising from the NAMC Acquisition is being amortized on a straight-line basis over 25 years.

     The allocation of the purchase price of NAMC included a restructuring liability of $10.0 million for personnel-related costs, primarily severance benefits, of which $4.7 million and $5.3 million were paid during 1998 and 1997, respectively. In addition, the allocation of the purchase price of NAMC included a restructuring liability for transaction fees and other costs in the amount of $9.6 million, including a $2.5 million liability recognized during 1998. The balance in this restructuring liability was $1.1 million at the end of 1998. Cash payments and non-cash reductions charged to this restructuring liability amounted to $2.2 million and $1.8 million, respectively, in 1998 and $4.0 million and $0.5 million, respectively, in 1997.

     In connection with the NAMC Acquisition, the Company incurred expenses during 1997 of $9.9 million associated with its employees and operations. Such expenses are reflected in the accompanying Consolidated Statements of Income under the caption "Restructuring and related expense."

     After the close of business on April 30, 1997, the Company acquired BFS Bankorp, Inc. and its wholly-owned subsidiary, Bankers Federal Savings FSB (collectively, the "BFS Acquisition") for $93.3 million in cash. At that time, BFS Bankorp, Inc. was liquidated and Bankers Federal Savings FSB was merged with and into the Bank. The purchase price of the BFS Acquisition was funded from the normal cash flows of the Company. Goodwill arising from the BFS Acquisition is being amortized over 15 years using the straight-line method. In connection with the BFS Acquisition, the Company acquired loans receivable, net, of $574.5 million and assumed deposits in five New York City branches of $447.1 million. As this acquisition was accounted for under the purchase method of accounting, its impact is only reflected in the Company's consolidated financial statements beginning on May 1, 1997.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Summaries of the NAMC Acquisition and the BFS Acquisition are as follows (in thousands):

                                                                   NAMC             BFS
                                                              ACQUISITION(1)    ACQUISITION
                                                              --------------    -----------
Issuance of Common Stock....................................    $  215,999       $     --
Issuance of treasury stock..................................       135,106             --
Fair value of stock options issued..........................        21,389             --
Fair value of assets acquired, excluding cash and cash
  equivalents received......................................     1,498,931        625,543
Cash and cash equivalents received..........................        45,231          7,796
Cash paid...................................................            11         93,325
Fair value of liabilities assumed...........................     1,360,463        581,595
Goodwill....................................................       188,806         41,581

---------------
(1) Includes adjustments during 1998 which resulted in a decrease of $0.1 million in the fair value of assets acquired, excluding cash and cash equivalents received, an increase of $2.8 million in the fair value of liabilities assumed and an increase of $2.9 million in goodwill.

     On December 16, 1998, the Holding Company announced that it had entered into a definitive agreement to acquire Lakeview Financial Corp. ("Lakeview"), headquartered in West Paterson, New Jersey. Lakeview is the holding company for Lakeview Savings Bank, which operates eleven offices in northern New Jersey. On a consolidated basis at October 31, 1998, Lakeview had assets of approximately $573 million and deposits of approximately $454 million. Under the terms of the agreement, holders of Lakeview's common stock may elect to receive either 0.9 of a share of Common Stock or $24.26 in cash for each outstanding share of Lakeview common stock, subject to a requirement that, in the aggregate, 65% of Lakeview's outstanding shares of common stock will be exchanged for Common Stock and the remaining shares will be exchanged for cash. This transaction, which is expected to close during the second quarter of 1999, remains subject to regulatory approvals and the approval of Lakeview's shareholders.

NOTE 3 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents were comprised of the following at December 31 (in thousands):

                                                                1998        1997
                                                              --------    --------
Cash and due from banks.....................................  $279,490    $295,369
Money market investments:
  Federal funds sold........................................    45,000     150,000
  Securities purchased under agreements to resell...........        --       2,063
  Other.....................................................    33,287       5,095
                                                              --------    --------
     Total money market investments.........................    78,287     157,158
                                                              --------    --------
Total cash and cash equivalents.............................  $357,777    $452,527
                                                              ========    ========

     Federal Reserve Board regulations require the Bank to maintain specified minimum reserve balances against certain deposits. These reserves, which may consist of vault cash and non-interest earning deposits at the Federal Reserve Bank of New York, were $39.1 million and $36.7 million for the calculation periods including December 31, 1998 and 1997, respectively.

     It is the Company's policy to take possession of securities purchased under agreements to resell. The average balance of securities purchased under agreements to resell during 1998 and 1997 was $0.5 million

                      DIME BANCORP, INC. AND SUBSIDIARIES
and $34.5 million, respectively. The maximum month-end balance of securities purchased under agreements to resell was $2.1 million during 1998 and $284.3 million during 1997.

NOTE 4 -- SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of securities available for sale, as well as related gross unrealized gains and losses, are summarized as follows at December 31 (in thousands):

                                              1998                                          1997
                           -------------------------------------------   -------------------------------------------
                                        GROSS UNREALIZED                              GROSS UNREALIZED
                           AMORTIZED    -----------------   ESTIMATED    AMORTIZED    -----------------   ESTIMATED
                              COST       GAINS    LOSSES    FAIR VALUE      COST       GAINS    LOSSES    FAIR VALUE
                           ----------   -------   -------   ----------   ----------   -------   -------   ----------
MBS:
  Pass-through
    securities:
    Privately-issued.....  $1,795,369   $ 4,876   $24,981   $1,775,264   $2,875,982   $ 8,617   $33,592   $2,851,007
    U. S. government
      agencies...........   1,002,850     8,500     2,429    1,008,921      589,571     9,811       671      598,711
  Collateralized mortgage
    obligations:
    Privately-issued.....     179,407       748       671      179,484    1,335,225     2,581     1,116    1,336,690
    U. S. government
      agencies...........          --        --        --           --      115,212       144        --      115,356
  Interest-only..........       1,286        --       658          628        1,555        --       426        1,129
                           ----------   -------   -------   ----------   ----------   -------   -------   ----------
      Total MBS..........   2,978,912    14,124    28,739    2,964,297    4,917,545    21,153    35,805    4,902,893
                           ----------   -------   -------   ----------   ----------   -------   -------   ----------
Other debt securities:
  U. S. government and
    agencies.............       3,492        33        --        3,525        8,552        86        --        8,638
  State and municipal....      13,036       180       382       12,834       36,997       112       818       36,291
  Domestic corporate.....     333,683    11,279     1,867      343,095       34,844       575        60       35,359
  Other..................         500        --        --          500          500        --        --          500
                           ----------   -------   -------   ----------   ----------   -------   -------   ----------
      Total other debt
         securities......     350,711    11,492     2,249      359,954       80,893       773       878       80,788
                           ----------   -------   -------   ----------   ----------   -------   -------   ----------
Equity securities........       5,529       219       555        5,193        9,243       133       753        8,623
                           ----------   -------   -------   ----------   ----------   -------   -------   ----------
Total securities
  available for sale.....  $3,335,152   $25,835   $31,543   $3,329,444   $5,007,681   $22,059   $37,436   $4,992,304
                           ==========   =======   =======   ==========   ==========   =======   =======   ==========

     At December 31, 1998, $2.2 billion of securities available for sale were pledged as collateral for borrowed funds and other purposes.

     During December 1997, the Company, primarily as a result of a reassessment of its asset/liability management strategy, transferred its entire portfolio of securities held to maturity to its portfolio of securities available for sale. At the date of transfer, the securities held to maturity portfolio had an amortized cost of $3.6 billion and net unrealized pre-tax losses of approximately $51 million. In connection with a decision made at the time of transfer to sell $1.4 billion of the transferred securities, the Company, during December 1997, wrote-down those securities with unrealized losses to estimated fair value and recognized a pre-tax loss of $25.2 million. Substantially all of the securities designated for sale were sold during 1998.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Information concerning sales of securities available for sale is summarized below for the year ended December 31 (in thousands):

                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Proceeds from sales....................................  $1,922,949    $1,720,817    $2,290,279
Gross realized gains...................................      22,981        20,800         8,589
Gross realized losses..................................       1,010        11,890        15,554

     The following table sets forth, at December 31, 1998, the amortized cost, estimated fair value and weighted average yield of debt securities available for sale by period to contractual maturity (dollars in thousands):

                                                                                       WEIGHTED
                                                           AMORTIZED     ESTIMATED      AVERAGE
                                                              COST       FAIR VALUE    YIELD(1)
                                                           ----------    ----------    ---------
MBS:
  Due in one year or less................................  $      102    $      102      7.28%
  Due after one through five years.......................       7,179         7,322      6.78
  Due after five through ten years.......................      74,307        74,331      6.86
  Due after ten years....................................   2,897,324     2,882,542      6.86
                                                           ----------    ----------
     Total MBS...........................................   2,978,912     2,964,297      6.86
                                                           ----------    ----------
Other debt securities:
  Due in one year or less................................       4,788         4,788      6.04
  Due after one through five years.......................       8,089         8,132      7.88
  Due after five through ten years.......................      11,242        10,516      7.69
  Due after ten years....................................     326,592       336,518      7.59
                                                           ----------    ----------
     Total other debt securities.........................     350,711       359,954      7.58
                                                           ----------    ----------
Total debt securities available for sale.................  $3,329,623    $3,324,251      6.94
                                                           ==========    ==========

---------------
(1) The weighted average yield is based on amortized cost.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 5 -- LOANS RECEIVABLE, NET

     A summary of loans receivable, net, is as follows at December 31 (in thousands):

                                                                 1998           1997
                                                              -----------    -----------
Residential real estate:
  Permanent.................................................  $ 8,862,369    $ 9,779,559
  Construction (net of loans in process of $360 in 1998 and
     $725 in 1997)..........................................        1,647          2,453
  Net deferred yield adjustments............................       55,801         66,581
                                                              -----------    -----------
     Total residential real estate..........................    8,919,817      9,848,593
                                                              -----------    -----------
Commercial real estate:
  Permanent (net of loans in process of $18,337 in 1998 and
     $2,000 in 1997)........................................    2,487,230      2,214,620
  Construction (net of loans in process of $115,219 in 1998
     and $65,087 in 1997)...................................       92,937         57,152
  Net deferred yield adjustments............................      (12,417)        (8,749)
                                                              -----------    -----------
     Total commercial real estate...........................    2,567,750      2,263,023
                                                              -----------    -----------
Consumer:
  Home equity...............................................      837,867        617,041
  Secured by deposit accounts...............................       39,900         40,992
  Manufactured home.........................................       32,053         44,432
  Other.....................................................       42,569         52,698
  Net deferred yield adjustments............................       20,841         18,654
                                                              -----------    -----------
     Total consumer.........................................      973,230        773,817
                                                              -----------    -----------
Business:
  Principal balance.........................................      287,463         99,110
  Net deferred yield adjustments............................         (192)           (36)
                                                              -----------    -----------
     Total business.........................................      287,271         99,074
                                                              -----------    -----------
Allowance for loan losses...................................     (105,081)      (104,718)
                                                              -----------    -----------
Total loans receivable, net.................................  $12,642,987    $12,879,789
                                                              ===========    ===========

     Loans receivable totaling $6.4 billion were pledged as collateral for borrowed funds at December 31, 1998.

     At December 31, 1998, the Company's residential real estate loans receivable were principally concentrated in the states of New York (30.3%), Connecticut (12.4%), New Jersey (6.9%), California (6.6%) and Illinois (6.4%). At that date, the Company's commercial real estate loans receivable were largely concentrated in the states of New York (77.0%) and New Jersey (9.2%). Home equity loans at the end of 1998 were primarily concentrated in the states of New York (51.7%), California (10.9%) and New Jersey (9.7%). Business loans at year-end 1998 were largely concentrated in the states of New York (56.6%), New Jersey (9.9%) and Maryland (6.7%).

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Activity in the allowance for loan losses is summarized as follows for the year ended December 31 (in thousands):

                                                               1998        1997        1996
                                                             --------    --------    --------
Balance at beginning of year...............................  $104,718    $106,495    $128,295
Provision for loan losses(1)...............................    32,000      49,000      41,000
Allowance acquired in the BFS Acquisition..................        --      13,249          --
Loan charge-offs(1)(2).....................................   (40,067)    (71,608)    (71,296)
Loan recoveries............................................     8,430       7,582       8,496
                                                             --------    --------    --------
  Net loan charge-offs.....................................   (31,637)    (64,026)    (62,800)
                                                             --------    --------    --------
Balance at end of year.....................................  $105,081    $104,718    $106,495
                                                             ========    ========    ========

---------------
(1) The provision for loan losses and loan charge-offs for 1997 included $14.0 million and $35.8 million, respectively, associated with bulk sales of approximately $113 million of non-accrual residential real estate loans receivable in May 1997.

(2) Loan charge-offs for 1998 included $9.1 million associated with a bulk sale of approximately $53 million of non-accrual and subperforming loans in December 1998, substantially all of which were residential real estate loans.

NOTE 6 -- NON-PERFORMING ASSETS, LOANS MODIFIED IN A TDR, AND IMPAIRED LOANS

     Non-performing assets were comprised of the following at December 31 (in thousands):

                                                               1998        1997
                                                              -------    --------
Non-accrual loans:
  Residential real estate...................................  $37,771    $ 90,998
  Commercial real estate....................................   11,992      21,760
  Consumer..................................................    5,292       5,719
  Business..................................................       56         511
                                                              -------    --------
     Total non-accrual loans................................   55,111     118,988
                                                              -------    --------
ORE, net:
  Residential real estate...................................   15,170      20,228
  Commercial real estate....................................   14,505       9,255
  Allowance for losses......................................   (1,443)     (1,722)
                                                              -------    --------
     Total ORE, net.........................................   28,232      27,761
                                                              -------    --------
Total non-performing assets.................................  $83,343    $146,749
                                                              =======    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Activity in the allowance for losses on ORE is summarized as follows for the year ended December 31 (in thousands):

                                                               1998       1997       1996
                                                              -------    -------    -------
Balance at beginning of year................................  $ 1,722    $ 3,294    $ 3,070
Provision for losses........................................      665      1,514      4,799
Charge-offs.................................................   (1,252)    (4,272)    (5,572)
Recoveries..................................................      308      1,186        997
                                                              -------    -------    -------
  Net charge-offs...........................................     (944)    (3,086)    (4,575)
                                                              -------    -------    -------
Balance at end of year......................................  $ 1,443    $ 1,722    $ 3,294
                                                              =======    =======    =======

     The following table sets forth loans that have been modified in a TDR, excluding those classified as non-accrual loans, at December 31 (in thousands):

                                                               1998       1997
                                                              -------    -------
Residential real estate.....................................  $ 6,159    $37,532
Commercial real estate......................................    6,039     46,677
                                                              -------    -------
Total loans modified in a TDR...............................  $12,198    $84,209
                                                              =======    =======

     The amount of interest income that would have been recorded on non-accrual loans and loans modified in a TDR, if such loans had been current in accordance with their original terms, was $5.9 million, $18.7 million and $34.1 million for 1998, 1997 and 1996, respectively. The amount of interest income that was recorded on these loans was $2.9 million, $11.5 million and $18.9 million for 1998, 1997 and 1996, respectively.

     The following table sets forth information regarding the Company's impaired loans at December 31 (in thousands):

                                                     1998                                  1997
                                      -----------------------------------   -----------------------------------
                                                    RELATED                               RELATED
                                                   ALLOWANCE                             ALLOWANCE
                                       RECORDED    FOR LOAN       NET        RECORDED    FOR LOAN       NET
                                      INVESTMENT    LOSSES     INVESTMENT   INVESTMENT    LOSSES     INVESTMENT
                                      ----------   ---------   ----------   ----------   ---------   ----------
Residential real estate:
  With a related allowance..........   $   619      $   (39)    $   580      $ 2,403      $  (150)    $ 2,253
  Without a related allowance.......     3,287           --       3,287        4,835           --       4,835
                                       -------      -------     -------      -------      -------     -------
     Total residential real
       estate.......................     3,906          (39)      3,867        7,238         (150)      7,088
                                       -------      -------     -------      -------      -------     -------
Commercial real estate:
  With a related allowance..........    13,861       (1,437)     12,424       26,275       (2,739)     23,536
  Without a related allowance.......        --           --          --        1,585           --       1,585
                                       -------      -------     -------      -------      -------     -------
     Total commercial real estate...    13,861       (1,437)     12,424       27,860       (2,739)     25,121
                                       -------      -------     -------      -------      -------     -------
Business:
  With a related allowance..........        56          (45)         11          511         (220)        291
                                       -------      -------     -------      -------      -------     -------
Total impaired loans................   $17,823      $(1,521)    $16,302      $35,609      $(3,109)    $32,500
                                       =======      =======     =======      =======      =======     =======

     The Company's average recorded investment in impaired loans for 1998, 1997 and 1996 was $28.1 million, $46.7 million and $76.8 million, respectively. Interest income recognized on such loans for 1998, 1997 and 1996 amounted to $1.3 million, $4.2 million and $3.9 million, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 7 -- PREMISES AND EQUIPMENT, NET

     Premises and equipment, net, consisted of the following at December 31 (in thousands):

                                                                1998         1997
                                                              ---------    ---------
Cost:
  Land......................................................  $  12,263    $  12,368
  Buildings.................................................     87,251       84,950
  Leasehold improvements....................................     66,153       54,250
  Furniture, fixtures and equipment.........................    143,075      126,489
                                                              ---------    ---------
     Total cost.............................................    308,742      278,057
Accumulated depreciation and amortization...................   (137,863)    (127,252)
                                                              ---------    ---------
Total premises and equipment, net...........................  $ 170,879    $ 150,805
                                                              =========    =========

     Depreciation and amortization of premises and equipment charged to expense amounted to $28.3 million, $20.2 million and $16.7 million for 1998, 1997 and 1996, respectively.

NOTE 8 -- LOAN SERVICING

     Mortgage loans serviced by the Company for others are not included in the accompanying Consolidated Statements of Financial Condition. The balance of such loans amounted to $34.9 billion, $25.0 billion and $11.0 billion at December 31, 1998, 1997 and 1996, respectively. The balances at December 31, 1998 and 1997 include $7.9 billion and $3.0 billion, respectively, of loans being subserviced by the Company in connection with sales of loan servicing rights.

     A summary of activity in mortgage servicing assets is summarized in the table below for the year ended December 31 (in thousands):

                                                              1998         1997        1996
                                                            ---------    --------    --------
Balance at beginning of year..............................  $ 341,906    $127,745    $ 99,145
Originations and purchases................................    694,789      97,587      47,982
Acquired in the NAMC Acquisition..........................      2,160     180,897          --
Sales.....................................................   (277,871)    (56,539)         --
Amortization(1)...........................................    (92,291)    (29,751)    (19,382)
Hedging activities, net...................................     23,780      21,967          --
                                                            ---------    --------    --------
Balance at end of year....................................  $ 692,473    $341,906    $127,745
                                                            =========    ========    ========

---------------
(1) Includes amortization associated with derivative financial instruments hedging mortgage servicing assets.

     The estimated fair value of the Company's mortgage servicing assets at December 31, 1998 was $724.4 million.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 9 -- DEPOSITS

     Deposits were comprised of the following at December 31 (in thousands):

                                                                 1998           1997
                                                              -----------    -----------
Demand......................................................  $ 1,976,122    $ 1,572,797
Savings.....................................................    2,291,782      2,431,812
Money market................................................    2,634,312      1,971,081
Time(1).....................................................    6,749,244      7,871,585
                                                              -----------    -----------
Total deposits..............................................  $13,651,460    $13,847,275
                                                              ===========    ===========

---------------
(1) Includes brokered deposits of $238.5 million at December 31, 1998 and $193.0 million at December 31, 1997.

     Scheduled maturities of time deposits at December 31, 1998 are set forth in the table which follows (dollars in thousands):

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            INTEREST
                                                                AMOUNT        RATE
                                                              ----------    --------
Maturing in:
  1999......................................................  $5,750,852     5.02%
  2000......................................................     732,823      5.44
  2001......................................................     129,488      5.48
  2002......................................................      48,039      5.28
  2003......................................................      77,004      5.48
  Thereafter................................................      11,038      5.64
                                                              ----------
Total time deposits.........................................  $6,749,244      5.08
                                                              ==========

     The following table sets forth the scheduled maturities of time deposits with balances of $100,000 or more at December 31, 1998 (in thousands):

                                                               AMOUNT
                                                              --------
Maturing in:
  Three months or less......................................  $352,440
  Over three through six months.............................   260,137
  Over six months through one year..........................   263,797
  Over one year.............................................    96,975
                                                              --------
Total.......................................................  $973,349
                                                              ========

     At December 31, 1997, time deposits with balances of $100,000 or more amounted to $1.0 billion.

     In August 1998, the Bank sold its sole remaining Florida branch, which had deposits of $207.2 million at the time of sale.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 10 -- FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
           REPURCHASE

     Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized in the table below at or for the year ended December 31 (dollars in thousands):

                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Federal funds purchased:
  Balance at year end:
     Principal balance.................................  $  475,000    $       --    $       --
     Deferred hedging-related interest rate
       adjustments.....................................         (20)           --            --
                                                         ----------    ----------    ----------
  Balance at year end..................................  $  474,980    $       --    $       --
                                                         ==========    ==========    ==========
  Average balance during the year......................  $  219,050    $       --    $       55
  Maximum month-end balance during the year............     805,000            --            --
  Weighted average interest rate at year end...........        5.26%           --%           --%
  Weighted average interest rate during the year.......        5.20            --          5.34
Securities sold under agreements to repurchase:
  Balance at year end:
     Principal balance.................................  $1,770,238    $2,980,781    $3,557,145
     Deferred hedging-related interest rate
       adjustments.....................................          --        (5,007)       (6,911)
                                                         ----------    ----------    ----------
  Balance at year end..................................  $1,770,238    $2,975,774    $3,550,234
                                                         ==========    ==========    ==========
  Average balance during the year......................  $1,584,131    $3,628,681    $2,672,859
  Maximum month-end balance during the year............   2,694,808     4,265,905     3,629,357
  Weighted average interest rate at year end...........        5.35%         5.85%         5.64%
  Weighted average interest rate during the year.......        5.58          5.70          5.52
  MBS pledged as collateral at year end:
     Carrying value....................................  $1,870,846    $3,119,359    $3,797,628
     Estimated fair value..............................   1,870,846     3,119,359     3,744,227

     The federal funds purchased and securities sold under agreements to repurchase outstanding at December 31, 1998 matured in January 1999.

     Accrued interest payable on securities sold under agreements to repurchase, which is included under the caption "Other liabilities" in the accompanying Consolidated Statements of Financial Condition, amounted to $4.8 million, $21.0 million and $15.2 million at December 31, 1998, 1997 and 1996, respectively.

     The MBS pledged as collateral for securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have loaned these MBS to other parties in the normal course of their operations and agreed to resell to the Company the identical MBS sold.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 11 -- FEDERAL HOME LOAN BANK OF NEW YORK ("FHLBNY") ADVANCES

     Information concerning short-term FHLBNY advances is summarized in the table below at or for the year ended December 31 (dollars in thousands):

                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Balance at year end....................................  $3,647,330    $2,136,675    $  355,000
Average balance during the year........................   3,004,269       916,737     2,730,853
Maximum month-end balance during the year..............   3,899,375     2,187,527     4,512,355
Weighted average interest rate at year end.............        5.80%         5.96%         5.74%
Weighted average interest rate during the year.........        5.67          5.79          5.82

     Of the $3.6 billion of short-term FHLBNY advances outstanding at December 31, 1998, $3.2 billion matures in January 1999, $300.0 million matures in July 1999 and $150.0 million matures in August 1999.

     Long-term FHLBNY advances consisted of the following at December 31 (dollars in thousands):

                                                                1998        1997
                                                              --------    --------
Adjustable-rate advances due 1998 to 2000; stated interest
  rates of 5.21% to 5.61% (1998) and 6.16% to 6.30%
  (1997)....................................................  $200,000    $555,000
Fixed-rate advances due 1998 to 2011; net unamortized
  premiums of $105 (1998) and $298 (1997); stated interest
  rates of 5.73% to 7.44% (1998) and 5.76% to 7.44% (1997);
  effective interest rates of 5.73% to 7.19% (1998) and
  5.76% to 7.19% (1997).....................................   229,785      95,076
                                                              --------    --------
Total long-term FHLBNY advances.............................  $429,785    $650,076
                                                              ========    ========

     The weighted average effective interest rate on long-term FHLBNY advances was 5.85% at December 31, 1998 and 6.30% at December 31, 1997. Scheduled principal repayments of long-term FHLBNY advances for the five years subsequent to December 31, 1998 were $125.1 million in 1999, $160.1 million in 2000, $10.2 million in 2001, $20.1 million in 2002, and $10.1 million in 2003.

     At December 31, 1998, FHLBNY advances were collateralized by the Bank's investment in FHLBNY stock and by certain MBS and residential real estate loans receivable.

NOTE 12 -- SENIOR NOTES

     Senior notes, which are unsecured obligations of the Holding Company and are not subordinated to any other indebtedness of the Holding Company, were comprised of the following at December 31 (dollars in thousands):

                                                                1998        1997
                                                              --------    --------
Short-term:
  Due March 1999; unamortized discount of $71; 6.12% stated
     interest rate; 6.49% effective interest rate...........  $ 99,929    $     --
Long-term:
  Due July 2003; unamortized discount of $776; 8.9375%
     stated interest rate; 9.34% effective interest rate....        --      43,594
  Due November 2005; unamortized discount of $1,023 (1998)
     and $1,119 (1997); 10.50% stated interest rate; 10.71%
     effective interest rate................................    98,977      98,881
                                                              --------    --------
Total senior notes..........................................  $198,906    $142,475
                                                              ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The 6.12% senior notes due March 1999 (the "6.12% Senior Notes") were issued in September 1998 and are not redeemable prior to their maturity. Interest on the 6.12% Senior Notes is payable at maturity. The average balance of the 6.12% Senior Notes during 1998 was $30.9 million.

     In July 1998, the Holding Company, at its option, redeemed the remaining $44.4 million of its outstanding 8.9375% senior notes due July 2003 (the "8.9375% Senior Notes"). In November 1997, the Holding Company had purchased $55.6 million of such senior notes. In connection with these transactions, after-tax extraordinary losses of $1.1 million and $1.5 million were recognized during 1998 and 1997, respectively. The 8.9375% Senior Notes had been issued in 1993 and interest thereon was payable semi-annually.

     The 10.50% senior notes due November 2005 (the "10.50% Senior Notes"), interest on which is payable quarterly, were issued in 1994. Effective November 15, 1998, the 10.50% Senior Notes became redeemable, at the option of the Holding Company, in whole or in part at specified redemption prices.

NOTE 13 -- GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DIME BANCORP, INC.'S
           JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES ("TRUST PREFERRED SECURITIES")

     On May 6, 1997, Dime Capital Trust I ("Dime Capital"), a Delaware statutory business trust that was formed by the Holding Company, issued $200.0 million aggregate liquidation amount of 9.33% Capital Securities, Series A (the "Series A Capital Securities"), representing preferred beneficial interests in Dime Capital, in an underwritten public offering and $6.2 million aggregate liquidation amount of common beneficial interests represented by its common securities to the Holding Company (the "Dime Capital Common Securities," and together with the Series A Capital Securities, the "Dime Capital Securities"). In connection therewith, Dime Capital purchased $206.2 million aggregate principal amount of 9.33% Junior Subordinated Deferrable Interest Debentures, Series A, due May 6, 2027 (the "Series A Subordinated Debentures") issued by the Holding Company, which amount is equal to the aggregate liquidation amount of the Dime Capital Securities. Dime Capital is wholly-owned by the Holding Company and exists for the sole purpose of issuing the Dime Capital Securities and investing the proceeds thereof in the Series A Subordinated Debentures. The Series A Subordinated Debentures, which are, and will be, the sole assets of Dime Capital, are subordinate and junior in right of payment to all present and future senior indebtedness of the Holding Company. The Holding Company, through:
(i) a guarantee agreement, between the Holding Company and The Chase Manhattan Bank ("Chase"), as trustee; (ii) a trust agreement, among the Holding Company, as depositor, Chase, as property trustee, Chase Manhattan Bank Delaware, as Delaware trustee, certain employees or officers of the Holding Company, as administrative trustees, and the holders from time to time of the Dime Capital Securities; (iii) an expense agreement, between the Holding Company and Dime Capital; (iv) the Series A Subordinated Debentures; and (v) an indenture regarding the Series A Subordinated Debentures, between the Holding Company and Chase, as trustee, when taken in the aggregate, has fully and unconditionally guaranteed all of Dime Capital's obligations under the Series A Capital Securities. The Series A Capital Securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Series A Subordinated Debentures at their stated maturity or earlier redemption. Distributions on the Series A Capital Securities are payable semi-annually and are reflected in the Company's Consolidated Statements of Income under the caption "Interest expense on borrowed funds."

     The carrying value and outstanding principal amount of the Trust Preferred Securities was $162.0 million and $165.2 million, respectively, at December 31, 1998 and $196.1 million and $200.0 million, respectively, at December 31, 1997. In September 1998, the Holding Company purchased $34.8 million of the outstanding Series A Capital Securities, which resulted in an after-tax extraordinary loss of $2.7 million. The Trust Preferred Securities have an effective interest rate of 9.53%.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 14 -- OTHER BORROWED FUNDS

     Information concerning short-term Treasury tax and loan notes included in other borrowed funds is summarized in the table below at or for the year ended December 31 (dollars in thousands):

                                                                1998       1997      1996
                                                              --------    ------    ------
Balance at year end.........................................  $  9,474    $3,943    $3,443
Average balance during the year.............................    64,798     2,898     1,357
Maximum month-end balance during the year...................   620,000     6,063     6,173
Interest rate at year end...................................      4.14%     5.25%     5.12%
Weighted average interest rate during the year..............      5.25      5.35      5.50

     Long-term debt of the Company included in other borrowed funds consisted of the following at December 31 (dollars in thousands):

                                                               1998        1997
                                                              -------    --------
Medium term notes:
  Due 1998; unamortized discount of $18; stated interest
     rates of 5.78% to 5.84%; effective interest rates of
     5.90%..................................................  $    --    $ 24,982
  Due 2000; unamortized premiums of $31 (1998) and $47
     (1997); stated interest rates of 6.27% to 6.53%;
     effective interest rates of 6.24%......................   25,031      25,047
  Due 2003; unamortized premiums of $952 (1998) and $1,123
     (1997); stated interest rates of 7.29% to 7.34%;
     effective interest rates of 6.39%......................   26,952      27,123
                                                              -------    --------
     Total medium term notes................................   51,983      77,152
                                                              -------    --------
Bonds, preferred stocks and loans transferred in put
  transactions due 1998 to 2016; stated interest rates of
  4.08% to 8.40%............................................   20,182      44,159
Collateralized Real Yield Securities due 2008; unamortized
  discount of $561; stated interest rate of 5.17%; effective
  interest rate of 5.27%....................................       --      77,439
Other.......................................................    7,965      15,482
                                                              -------    --------
Total other long-term debt..................................  $80,130    $214,232
                                                              =======    ========

     The weighted average effective interest rate on the long-term debt included in the above table was 6.68% at December 31, 1998 and 6.08% at December 31, 1997. The scheduled principal payments due on the long-term debt included in the above table for the five years subsequent to December 31, 1998 were $0.6 million in 1999, $26.4 million in 2000, $0.7 million in 2001, $1.6 million in 2002, and
$26.8 million in 2003.

     The medium term notes, all of which were assumed in connection with the NAMC Acquisition, are unsecured. The terms of these notes provide for semi-annual fixed-rate interest payments and a single principal payment at maturity.

     From 1983 to 1985, the Bank had entered into various borrowing agreements under which it transferred certain tax-exempt bonds, preferred stocks and tax-exempt loans to certain unit investment trusts and others, accompanied by put options. During the terms of the agreements, the holders are entitled to return the assets to the Bank under various circumstances at specified prices. The underlying bonds, preferred stocks and loans transferred in the put transactions had carrying values of $8.6 million, $3.3 million and $8.4 million, respectively, at December 31, 1998. At that date, these borrowing agreements were further collateralized by designated MBS.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The Collateralized Real Yield Securities, which were issued in August 1988 and were obligations of the Bank, were repaid, at the option of the holders thereof, in August 1998. Upon their repayment, a $0.3 million after-tax extraordinary loss was recognized. Interest on these borrowings was payable quarterly at a rate reset quarterly based on the sum of 3.00% plus the percentage change, if any, in the Consumer Price Index for all Urban Consumers during the preceding twelve-month period.

NOTE 15 -- STOCKHOLDERS' EQUITY

  Preferred Stock

     At December 31, 1998 and 1997, the Holding Company was authorized to issue, in one or more series, 40 million shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The powers, designations, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, including, but not limited to, the number of shares of any series of Preferred Stock, the dividend rights, redemption rights, liquidation preferences, voting rights and conversion rights of any series is determined by the board of directors of the Holding Company (the "Board"). As of December 31, 1998, no shares of the Preferred Stock have ever been issued.

  Common and Treasury Stock

     In April 1998, the stockholders of the Holding Company authorized an increase in the number of authorized shares of Common Stock to 350 million from 200 million. At December 31, 1998, 13.2 million shares of Common Stock were reserved for future issuance under the Company's stock-based employee benefit plans.

     The following table sets forth the Holding Company's common share activity during the years indicated.

                                                                    COMMON SHARES
                                                       ----------------------------------------
                                                                       HELD IN
                                                         ISSUED        TREASURY     OUTSTANDING
                                                       -----------    ----------    -----------
Balance at December 31, 1995.........................   99,705,731            --     99,705,731
Purchased for treasury...............................           --    (5,025,900)    (5,025,900)
Issued in connection with exercise of stock
  warrant............................................    8,407,500            --      8,407,500
Issued in connection with employee benefit plans,
  net................................................      148,985     1,507,603      1,656,588
                                                       -----------    ----------    -----------
  Balance at December 31, 1996.......................  108,262,216    (3,518,297)   104,743,919
Purchased for treasury...............................           --    (9,287,100)    (9,287,100)
Issued in connection with the NAMC Acquisition.......   11,958,077     7,479,664     19,437,741
Issued in connection with employee benefit plans,
  net................................................       36,166     1,427,601      1,463,767
                                                       -----------    ----------    -----------
  Balance at December 31, 1997.......................  120,256,459    (3,898,132)   116,358,327
Purchased for treasury...............................           --    (6,371,800)    (6,371,800)
Issued in connection with employee benefit plans,
  net................................................       (4,000)    1,587,074      1,583,074
                                                       -----------    ----------    -----------
Balance at December 31, 1998.........................  120,252,459    (8,682,858)   111,569,601
                                                       ===========    ==========    ===========

     In May 1996, the Federal Deposit Insurance Corporation ("FDIC") exercised its warrant to acquire 8,407,500 shares of Common Stock at $0.01 per share (the "FDIC Warrant") and sold the underlying shares in a secondary public offering. This warrant had been issued originally in July 1993 in accordance with the terms of an agreement between Anchor Bancorp, Inc. ("Anchor Bancorp") and the FDIC. (On January 13, 1995, Anchor Bancorp and its wholly-owned savings bank subsidiary, Anchor Savings Bank FSB ( "Anchor Savings" and, together with Anchor Bancorp, "Anchor") merged with and into the

                      DIME BANCORP, INC. AND SUBSIDIARIES

Holding Company and the Bank, respectively, which were the surviving entities. These mergers are collectively referred to as the "Anchor Merger.")) Pursuant to this agreement, Anchor Bancorp exchanged $157.0 million of its Class A cumulative preferred stock for $71.0 million of its newly-issued 8.9375% Senior Notes and a warrant to acquire, at an exercise price of $0.01 per share, 4,750,000 shares of Anchor Bancorp's common stock (which was converted to a warrant to acquire 8,407,500 shares of Common Stock at $0.01 per share upon consummation of the Anchor Merger). In this exchange, the FDIC also relinquished its claim to $47.2 million of accumulated but undeclared and unpaid dividends with respect to the Class A cumulative preferred stock.

     At December 31, 1998, the Holding Company had one Common Stock repurchase program in effect. Under this program, which was announced in September 1998, the Holding Company is authorized to repurchase up to approximately 5.6 million shares of its outstanding Common Stock. During 1998, 335,000 shares of Common Stock were acquired under this program.

  Dividend Restrictions

     The Holding Company's ability to pay dividends on the Common Stock is limited by restrictions imposed by Delaware law. In general, dividends may be paid out of the Holding Company's surplus, as defined by Delaware law, or in the absence of such surplus, out of its net profits for the current and/or immediately preceding fiscal year.

     The funding of any future dividend payments on the Common Stock by the Holding Company may be dependent on dividends it receives from the Bank. The ability of the Bank to pay dividends to the Holding Company is subject to federal regulations.

     Generally, the Bank may not make a capital distribution, which includes cash dividends, at any time when, after such distribution, its regulatory capital would be below the regulatory capital requirements of the Office of Thrift Supervision ("OTS") or below the standards established by the prompt corrective action ("PCA") provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for an institution to be deemed adequately capitalized.

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

  Stockholder Protection Rights Plan

     In October 1995, the Board adopted a Stockholder Protection Rights Plan (the "Rights Plan"). Under the Rights Plan, which expires in November 2005, the Board declared a dividend of one right on each outstanding share of Common Stock, which was paid on November 6, 1995 to stockholders of record on that date (the "Rights"). Until it is announced that a person or group has acquired 20% or more of the outstanding Common Stock (an "Acquiring Person") or has commenced a tender offer that could result in their owning 20% or more of Common Stock, the Rights will be evidenced solely by the Holding Company's common stock certificates, will automatically trade with the Common Stock and will not be exercisable. Following any such announcement, separate Rights would be distributed, with each Right entitling its owner to purchase participating preferred stock of the Holding Company having economic and voting terms similar to those of one share of Common Stock for an exercise price of $50.

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

     Quantitative measures established by regulation by the OTS to ensure capital adequacy (the "Capital Adequacy Regulations") require the Bank to maintain, as set forth in the table below, specified minimum amounts of and ratios of tangible and core ("tier 1") capital to adjusted total assets and of total risk-based capital to total risk-weighted assets. Management believes that, as of December 31, 1998, the Bank was in compliance with the Capital Adequacy Regulations.

     Pursuant to FDICIA, the OTS adopted PCA regulations (the "PCA Regulations") which established five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be categorized as well capitalized, the Bank must maintain the minimum capital ratios set forth in the table below. As of December 31, 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for PCA. There are no conditions or events since that notification that the Bank believes have changed its category.

     The following table summarizes, at December 31 for the years shown, the Bank's actual regulatory capital amounts and ratios, as well as its minimum capital requirements under the Capital Adequacy Regulations and under the PCA Regulations for it to be deemed well capitalized (dollars in thousands):

                                                            1998                   1997
                                                     -------------------    -------------------
                                                       AMOUNT      RATIO      AMOUNT      RATIO
                                                     ----------    -----    ----------    -----
Actual regulatory capital:
  Tangible and core capital........................  $1,282,010     5.82%   $1,216,417     5.64%
  Tier 1 risk-based capital........................   1,282,010     9.58     1,216,417    10.29
  Total risk-based capital.........................   1,387,091    10.37     1,321,135    11.17

                      DIME BANCORP, INC. AND SUBSIDIARIES

                                                            1998                   1997
                                                     -------------------    -------------------
                                                       AMOUNT      RATIO      AMOUNT      RATIO
                                                     ----------    -----    ----------    -----
Minimum capital requirements pursuant to the:
  Capital Adequacy Regulations:
     Tangible capital..............................     330,622     1.50       323,447     1.50
     Core capital..................................     661,243     3.00       646,893     3.00
     Total risk-based capital......................   1,070,282     8.00       946,114     8.00
  PCA Regulations to be deemed well capitalized:
     Core capital..................................   1,102,072     5.00     1,078,155     5.00
     Tier 1 risk-based capital.....................     802,711     6.00       709,585     6.00
     Total risk-based capital......................   1,337,852    10.00     1,182,642    10.00

NOTE 17 -- NET GAINS (LOSSES) ON SALES ACTIVITIES

     Net gains (losses) on sales activities were comprised of the following for the year ended December 31 (in thousands):

                                                               1998        1997        1996
                                                             --------    --------    --------
Net gains (losses) on:
  Sales of loans held for sale.............................  $217,271    $ 23,219    $  2,630
  Sales, calls and other than temporary impairment in value
     of securities available for sale and held to
     maturity..............................................    21,855     (17,794)    (11,265)
  Sale of deposits.........................................     9,550          --          --
  Sales of mortgage servicing rights.......................     1,986       6,888          --
  Other....................................................    (6,211)       (277)     (4,081)
                                                             --------    --------    --------
Total net gains (losses) on sales activities...............  $244,451    $ 12,036    $(12,716)
                                                             ========    ========    ========

NOTE 18 -- EMPLOYEE BENEFIT PLANS

  Pension and Postretirement Health Care and Life Insurance Plans

     The Company currently maintains a non-contributory, qualified, defined benefit pension plan (the "Qualified Pension Plan") covering, except as noted, substantially all salaried employees of the Company who meet certain age and length of service requirements. The Qualified Pension Plan assets primarily consist of equity and debt securities. NAMC personnel are generally covered by a plan maintained by NAMC (see "Other Plans"). The Company also maintains various non-contributory, non-qualified, defined benefit pension plans (the "Non-Qualified Pension Plans"). Benefits under these plans have not been prefunded by the Company.

     In addition, the Company currently sponsors unfunded postretirement health care and life insurance plans covering, except as noted, substantially all salaried employees of the Company who meet certain age and length of service requirements. Employees of NAMC, with certain exceptions, are not covered under these plans. In general, the Company's postretirement health care plan requires contributions from participants. Benefits under the Company's postretirement life insurance plan are provided to participants on a non-contributory basis.

     Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and

                      DIME BANCORP, INC. AND SUBSIDIARIES
eliminates certain disclosures no longer deemed useful. The following disclosures have been prepared in accordance with SFAS No. 132.

     The following table provides details of the changes in the benefit obligation and fair value of plan assets for the above plans for each of the years shown and a reconciliation, at the end of each year shown, of the funded status of the plans with the net amount recognized in the consolidated statement of financial condition (in thousands):

                                                          1998                    1997
                                                  --------------------    --------------------
                                                  PENSION      OTHER      PENSION      OTHER
                                                  BENEFITS    BENEFITS    BENEFITS    BENEFITS
                                                  --------    --------    --------    --------
Change in benefit obligation during the year:
  Benefit obligation at beginning of year.......  $170,722    $ 52,646    $155,711    $ 47,860
  Service cost..................................     5,989         653       4,785         462
  Interest cost.................................    11,392       3,552      11,271       3,630
  Plan participants' contributions..............        --         199          --         175
  Acquisition...................................        --          --         283         780
  Actuarial loss................................       923         341      11,473       2,491
  Benefits paid.................................   (13,215)     (2,690)    (12,801)     (2,752)
                                                  --------    --------    --------    --------
     Benefit obligation at end of year..........   175,811      54,701     170,722      52,646
                                                  --------    --------    --------    --------
Change in fair value of plan assets during the
  year:
  Fair value of plan assets at beginning of
     year.......................................   154,117          --     142,841          --
  Actual return on plan assets..................    16,472          --      21,193          --
  Acquisition...................................        --          --       3,312          --
  Employer contributions........................     1,078       2,491         918       2,577
  Plan participants' contributions..............        --         199          --         175
  Benefits paid.................................   (13,215)     (2,690)    (12,802)     (2,752)
  Administrative expenses paid..................    (1,216)         --      (1,345)         --
                                                  --------    --------    --------    --------
     Fair value of plan assets at end of year...   157,236          --     154,117          --
                                                  --------    --------    --------    --------
Funded status at end of year....................   (18,575)    (54,701)    (16,605)    (52,646)
Unrecognized actuarial loss (gain)..............    11,117        (346)     11,033        (687)
Unrecognized transition (asset) obligation......    (2,220)     26,861      (3,065)     28,771
Unrecognized prior service cost.................     4,420          --       5,277          --
                                                  --------    --------    --------    --------
Net amount recognized at end of year............  $ (5,258)   $(28,186)   $ (3,360)   $(24,562)
                                                  ========    ========    ========    ========

     The components of the net amounts recognized in the Company's Consolidated Statements of Financial Condition in connection with its pension plans and postretirement health care and life insurance plans were as follows at December 31 (in thousands):

                                                          1998                    1997
                                                  --------------------    --------------------
                                                  PENSION      OTHER      PENSION      OTHER
                                                  BENEFITS    BENEFITS    BENEFITS    BENEFITS
                                                  --------    --------    --------    --------
Prepaid benefit cost............................  $ 10,626    $     --    $ 10,154    $     --
Accrued benefit liability.......................   (19,452)    (28,186)    (17,902)    (24,562)
Intangible asset................................     3,568          --       4,388          --
                                                  --------    --------    --------    --------
Net amount recognized...........................  $ (5,258)   $(28,186)   $ (3,360)   $(24,562)
                                                  ========    ========    ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Weighted average assumptions used by the Company in accounting for its pension plans and postretirement health care and life insurance plans were as follows at December 31:

                                                                  1998                    1997
                                                          --------------------    --------------------
                                                          PENSION      OTHER      PENSION      OTHER
                                                          BENEFITS    BENEFITS    BENEFITS    BENEFITS
                                                          --------    --------    --------    --------
Discount rate...........................................    7.00%       7.00%       7.00%       7.00%
Rate of compensation increase...........................    4.00        4.00        4.00        4.00
Expected return on plan assets..........................   10.00          --       10.00          --

     Net periodic expense associated with the Company's pension plans and postretirement health care and insurance plans included the following components for the year ended December 31 (in thousands):

                                         1998                    1997                    1996
                                 --------------------    --------------------    --------------------
                                 PENSION      OTHER      PENSION      OTHER      PENSION      OTHER
                                 BENEFITS    BENEFITS    BENEFITS    BENEFITS    BENEFITS    BENEFITS
                                 --------    --------    --------    --------    --------    --------
Service cost...................  $  5,989     $  653     $  4,785     $  462     $  5,905     $1,340
Interest cost..................    11,392      3,552       11,271      3,630       11,016      3,415
Expected return on plan
  assets.......................   (14,521)        --      (13,968)        --      (13,794)        --
Amortization of transition
  (asset) obligation...........      (845)     1,910         (845)     1,910         (845)     1,910
Amortization of prior service
  cost.........................       857         --          910         --        1,976         --
Recognized actuarial loss
  (gain).......................       104         --         (728)        --          258         --
                                 --------     ------     --------     ------     --------     ------
Net periodic expense...........  $  2,976     $6,115     $  1,425     $6,002     $  4,516     $6,665
                                 ========     ======     ========     ======     ========     ======

     Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 1998 and 1997 consisted of the Non-Qualified Pension Plans. The aggregate projected benefit obligation and accumulated benefit obligation of these plans amounted to $20.6 million and $19.5 million, respectively, at December 31, 1998 and $18.3 million and $17.9 million, respectively, at December 31, 1997.

     As of December 31, 1998, the average annual rate of increase in the per capita cost of covered health care benefits for 1999 was assumed to be 9.00% for participants less than 65 years old and 6.00% for all other participants and was assumed to decline gradually until a floor of 5.00% was reached in 2003 and 2000, respectively. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the related accumulated benefit obligation at December 31, 1998 by $0.9 million and the aggregate of the related service and interest cost components by $0.1 million. A 1.0% decrease in the assumed health care cost trend rates in each year would decrease the related accumulated benefit obligation by $0.8 million and the aggregate of the related service and interest cost components by $0.1 million.

  Other Plans

     The Company maintains a savings plan, the Retirement 401(k) Investment Plan, which covers substantially all employees of the Company, other than those eligible to participate in a defined contribution benefit plan assumed by the Company in connection with the NAMC Acquisition. Under the Retirement 401(k) Investment Plan, participants may contribute up to 15% of their base pay on a before-or after-tax basis, up to legal limits. The Company currently makes matching contributions equal to 100% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of five years for the Company's contributions. Each member's contributions and matching

                      DIME BANCORP, INC. AND SUBSIDIARIES
contributions are invested, in accordance with the member's directions, in one or any combination of available investment options.

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

     The aggregate expense recognized by the Company in connection with the above plans was $8.7 million, $4.9 million and $4.3 million for 1998, 1997 and 1996, respectively.

NOTE 19 -- STOCK PLANS

  Stock Option and Incentive Plans

     As further described below, at December 31, 1998, the Company had a total of four stock option and stock incentive plans in effect under which shares of Common Stock were available for future grants and a total of four terminated stock option and stock incentive plans under which stock-based awards remained outstanding. Awards granted under the terminated plans prior to their termination remain in effect in accordance with their terms.

     During 1997, the Company adopted its Pride Shares Program, a broad-based stock option plan under which there was a grant in each of May 1997 and March 1998 of an option to each eligible full-time employee and each eligible part-time employee to purchase 150 shares and 75 shares, respectively, of Common Stock. During 1999, the Company expects to make a final grant under the Pride Shares Program of an option to each eligible full-time employee and each eligible part-time employee to purchase 200 shares and 100 shares, respectively, of Common Stock. Options awarded under the Pride Shares Program have an exercise price equal to the grant date market price of the Common Stock and expire 11 years from the grant date. Vesting of options awarded under this plan generally occurs at the earlier of five years after the date of grant or the date the Common Stock price reaches a specified target price (as established at the date of grant) and its closing price stays at, or rises above, that target price for five consecutive trading days. The options granted under the Pride Shares Program during 1997, all of which vested during that year, had a target price of $20.00, whereas the options granted during 1998, which have not vested as of December 31, 1998, have a target price of $36.00. At December 31, 1998, a total of 2,000,000 shares of Common Stock had been reserved for issuance under the Pride Shares Program, of which 860,600 shares were available for future grants.

     Also in 1997, the Company adopted a broad-based stock incentive plan (the "1997 Stock Incentive Plan"), under which all employees, excluding certain officers, are eligible to receive options to purchase

                      DIME BANCORP, INC. AND SUBSIDIARIES

Common Stock at an exercise price equal to the market price of the Common Stock at the date of grant. An aggregate of 600,000 shares of Common Stock have been reserved for issuance under this plan (including 300,000 shares during 1998), of which 30,105 shares remained available for future grants as of December 31, 1998. The 1997 Stock Incentive Plan does not have an established termination date, but may be terminated at any time by the Board. The options to purchase Common Stock that have been awarded under the 1997 Stock Incentive Plan generally vest in three equal annual installments beginning one year from the date of grant and may be exercised over a period not in excess of eleven years.

     A stock incentive plan for outside directors ("the 1997 Stock Incentive Plan for Outside Directors") was approved by the Holding Company's stockholders during 1997, replacing a predecessor plan that had been adopted in 1987 (the "1987 Stock Incentive Plan for Outside Directors") and that terminated by its terms during 1996. Under the 1997 Stock Incentive Plan for Outside Directors, which terminates in May 2007, 350,000 shares of Common Stock have been reserved for future issuance. As amended during 1998, this plan provides for discretionary grants by the Board to outside directors of the Holding Company and its eligible direct and indirect subsidiaries of stock options, stock appreciation rights ("SARs"), restricted Common Stock, and deferred Common Stock. The terms of such grants are established by the Board. Options that have been awarded under the 1997 Stock Incentive Plan for Outside Directors have a term of 11 years, an exercise price equal to the market price of the Common Stock on the date granted and generally vest in three equal annual installments beginning one year from the date of grant. At year-end 1998, 308,500 shares of Common Stock remained available to be awarded under the 1997 Stock Incentive Plan for Outside Directors.

     The 1987 Stock Incentive Plan for Outside Directors, prior to its termination, provided for a one-time only grant to each outside director of the Holding Company of an option to purchase 3,000 shares of Common Stock, a tandem SAR, which only become exercisable upon a change in control of the Company, and the right to purchase 1,000 shares of restricted Common Stock at $1.00 per share. This plan also provided for similar discretionary stock-based awards to directors of eligible direct and indirect subsidiaries of the Holding Company. Stock options and SARs granted under the 1987 Stock Incentive Plan for Outside Directors have an exercise price equal to the market price of the Common Stock at the date of grant, generally vested in three equal annual installments beginning one year from the date of grant and may be exercised over a period not in excess of eleven years.

     The Company also adopted stock incentive plans in 1986 and 1991 (the "1986 Stock Incentive Plan" and the "1991 Stock Incentive Plan," respectively). The 1986 Stock Incentive Plan, which terminated by its terms during 1996, provided for grants to key employees of Common Stock-based awards, including stock options, SARs, and restricted Common Stock. The 1991 Stock Incentive Plan provides for grants to all employees of Common Stock-based awards including stock options, SARs, restricted Common Stock, deferred Common Stock, certain loans, and tax offset payments. The 1991 Stock Incentive Plan was amended during 1998 to, among other things, extend its termination date to March 2008 from February 2004, increase the number of shares of Common Stock reserved for future issuance by 5,000,000 and provide that the exercise price of options granted on or after the date of amendment will not be less than the market price of the Common Stock at the date of grant. At December 31, 1998, 5,123,955 shares of Common Stock remained available to be awarded under the 1991 Stock Incentive Plan. All SARs granted under the 1986 and 1991 Stock Incentive Plans have been awarded in tandem with stock options and become exercisable upon a change in control of the Company. Stock options and SARs that have been granted under these plans have an exercise price equal to the market price of the Common Stock at the date of grant, generally vest in three equal annual installments beginning one year from the date of grant and may be exercised over a period not in excess of eleven years.

     In connection with the Anchor Merger, the Holding Company assumed stock option plans that had previously been adopted by Anchor Bancorp in 1990 and 1992 (the "1990 Stock Option Plan" and the

                      DIME BANCORP, INC. AND SUBSIDIARIES

"1992 Stock Option Plan," respectively). Upon consummation of the Anchor Merger, the number of outstanding options under these plans was multiplied by, and the per share exercise price divided by, 1.77, which was the ratio at which each share of Common Stock was exchanged for each share of Anchor Bancorp common stock outstanding at the date of the Anchor Merger (the "Anchor Exchange Ratio"). The 1990 Stock Option Plan, which terminated by its terms during 1996, provided for options to key employees, while the 1992 Stock Option Plan, which was terminated by the Board during 1998, provided for options to all employees to purchase shares of Common Stock over a period not in excess of ten years, or in certain circumstances, ten years and one day, with vesting generally occurring in three equal annual installments beginning one year from the date of grant. All options granted under these plans have, as applicable, an exercise price equal to the market price of the Common Stock at the date of grant or the market price of Anchor Bancorp's common stock at the date of grant as adjusted for the Anchor Exchange Ratio.

     The following table provides a summary of the Company's stock option activity for the years ended December 31, 1998, 1997 and 1996 and stock options exercisable at the end of each of those years (number of options in thousands):

                                                     1998                 1997                 1996
                                              ------------------   ------------------   ------------------
                                                        WEIGHTED             WEIGHTED             WEIGHTED
                                              NUMBER    AVERAGE    NUMBER    AVERAGE    NUMBER    AVERAGE
                                                OF      EXERCISE     OF      EXERCISE     OF      EXERCISE
                                              OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                              -------   --------   -------   --------   -------   --------
Outstanding at beginning of year............   5,554     $12.53     3,934     $ 8.96     4,698     $ 6.86
Exchanged in connection with the NAMC
  Acquisition...............................      --         --     1,862      14.18        --         --
Granted(1)..................................   2,082      29.08     1,257      18.92       950      12.76
Exercised...................................  (1,166)     13.31    (1,331)     10.16    (1,614)      5.04
Forfeited...................................    (263)     27.55      (168)     13.64      (100)      9.64
                                              ------               ------               ------
Outstanding at end of year..................   6,207      17.30     5,554      12.53     3,934       8.96
                                              ======               ======               ======
Exercisable at end of year..................   3,655      11.18     4,335      11.27     2,754       7.74

---------------
(1) The weighted average grant-date fair value was $11.54 in 1998, $7.09 in 1997 and $6.02 in 1996.

     The following table summarizes information about stock options outstanding at December 31, 1998 (number of options in thousands):

                                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                     ---------------------------------------------   --------------------------
                                     NUMBER                       WEIGHTED AVERAGE   NUMBER
                                       OF      WEIGHTED AVERAGE      REMAINING         OF      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES             OPTIONS    EXERCISE PRICE    CONTRACTUAL LIFE   OPTIONS    EXERCISE PRICE
------------------------             -------   ----------------   ----------------   -------   ----------------
$ 1.13 -- $ 4.91..................      512         $ 2.54            3.4 years         512         $ 2.54
  5.61 --   9.75..................    1,254           8.12                  5.4       1,254           8.12
 10.09 --  14.50..................      994          12.03                  7.2         849          12.01
 15.13 --  18.89..................    1,206          17.15                  8.0         898          17.50
 20.02 --  24.38..................      117          22.82                  9.0          41          21.37
 25.25 --  29.94..................    1,335          27.07                 10.1          95          25.35
 30.13 --  31.06..................      789          31.01                 10.2           6          31.06
                                      -----                                           -----
  1.13 --  31.06..................    6,207          17.30                  7.7       3,655          11.18
                                      =====                                           =====

     During 1998, 1997 and 1996, shares of restricted Common Stock issued amounted to 341,500, 95,640 and 40,000, respectively. The weighted average grant price and weighted average grant-date fair value of

                      DIME BANCORP, INC. AND SUBSIDIARIES
these shares was $0.84 and $28.05, respectively, in 1998, $1.00 and $16.76, respectively, in 1997, and $1.00 and $11.66, respectively, in 1996. At December 31, 1998, there were 430,668 outstanding shares of non-vested restricted Common Stock. Restrictions generally lapse in installments over the restriction period, which is generally three to five years. Compensation expense recognized in operations in connection with restricted Common Stock awards was $2.8 million in 1998, $0.7 million in 1997 and $0.2 million in 1996.

  Employee Stock Purchase Plan

     In 1993, the Company adopted an employee stock purchase plan (the "Employee Stock Purchase Plan"), reserving 1,000,000 shares of Common Stock for purchase by eligible employees of the Company. This plan permits a per share purchase price of between 85% and 100%, as established by the Compensation Committee of the Board (the "Compensation Committee"), of the market price of the Common Stock on the first date of the relevant purchase period. The Compensation Committee also establishes the purchase period and number of shares made available to each eligible participant during a specified purchase period. During 1998 and 1997, 79,812 and 60,602 shares, respectively, of Common Stock were purchased by employees under the Employee Stock Purchase Plan at a per share price of $15.38 and $12.13, respectively, which, in both cases, was equal to the Common Stock market price on the first date of the purchase period. No shares of Common Stock were purchased during 1996 under the Employee Stock Purchase Plan. During 1998, shares of Common Stock were made available for purchase in March 1999 under the Employee Stock Purchase Plan at a per share price of $30.13, which was equal to the Common Stock market price on the first date of the purchase period. The number of such shares subscribed to amounted to 366,431 at December 31, 1998. Shares of Common Stock available for future purchase under the Employee Stock Purchase Plan amounted to 635,441 at December 31, 1998. The grant-date fair value of each purchase right granted in 1998, 1997 and 1996 under the Employee Stock Purchase Plan was $4.34, $2.16 and $1.51, respectively.

  Pro Forma Data

     The Company, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," accounts for its stock-based compensation awards using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation cost is measured by the excess, if any, of the quoted market price of the Common Stock at date of grant, or other measurement date, over the amount an employee is required to pay to acquire the Common Stock. Had compensation expense for the Company's stock-based compensation plans been recognized consistent with the fair value-based method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the year ended December 31 (in thousands, except per share data):

                                            1998                  1997                  1996
                                     -------------------   -------------------   -------------------
                                        AS        PRO         AS        PRO         AS        PRO
                                     REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
                                     --------   --------   --------   --------   --------   --------
Net income.........................  $237,086   $230,522   $121,714   $117,914   $104,256   $102,510
Basic earnings per share...........      2.09       2.03       1.14       1.11       1.00       0.99
Diluted earnings per share.........      2.06       2.00       1.12       1.09       0.96       0.94

     In preparing the pro forma information, the grant-date fair value of each stock option granted under the Company's stock option and stock incentive plans and each purchase right granted under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model. For stock options, the following weighted-average assumptions were used for the years ended December 31, 1998, 1997 and 1996, respectively: risk-free interest rates of 5.16%, 6.30% and 5.97%; expected life of 5.6 years, 5.4 years and 6.0 years; volatility of 37%, 32% and 45%; and dividend yields of

                      DIME BANCORP, INC. AND SUBSIDIARIES

0.69%, 0.83% and 0.00%. For the Employee Stock Purchase Plan, the following assumptions were used for the years ended December 31, 1998, 1997 and 1996, respectively: risk-free interest rates of 5.54%, 6.12% and 5.44%; expected life of one year for each year; volatility of 31%, 30% and 25%; and dividend yields of 0.66%, 1.04% and 0.00%.

NOTE 20 -- OTHER GENERAL AND ADMINISTRATIVE EXPENSE

     The following table provides details of other general and administrative expense for the year ended December 31 (in thousands):

                                                                1998       1997       1996
                                                              --------   --------   --------
Data processing and communications..........................  $ 43,782   $ 27,292   $ 20,344
Professional services.......................................    22,107     13,179     14,770
Marketing and promotional...................................    20,785     15,831     14,202
Postage and messenger services..............................    16,846      8,781      7,013
Year 2000 consulting........................................    16,197      1,286         --
Stationery, printing and supplies...........................    13,366      7,881      6,927
Amortization of goodwill....................................    11,487      4,501      1,177
FDIC deposit insurance premiums and assessments.............     4,075      3,943      8,625
Other.......................................................    60,680     32,995     27,717
                                                              --------   --------   --------
Total other general and administrative expense..............  $209,325   $115,689   $100,775
                                                              ========   ========   ========

NOTE 21 -- INCOME TAXES

     Income tax expense attributable to income before extraordinary items consisted of the following for the year ended December 31 (in thousands):

                                                                1998       1997       1996
                                                              --------    -------    -------
Current:
  Federal...................................................  $ 26,804    $ 4,432    $ 3,286
  State and local...........................................    33,269      6,332     11,032
                                                              --------    -------    -------
     Total current..........................................    60,073     10,764     14,318
                                                              --------    -------    -------
Deferred:
  Federal...................................................    54,687     62,494     27,605
  State and local...........................................    (1,281)     1,776      8,061
                                                              --------    -------    -------
     Total deferred.........................................    53,406     64,270     35,666
                                                              --------    -------    -------
Total income tax expense attributable to income
  before extraordinary items................................  $113,479    $75,034    $49,984
                                                              ========    =======    =======

     Excluded from the preceding table were income tax benefits of $3.0 million in 1998 and $0.9 million in 1997 associated with the recognition of extraordinary losses on the early extinguishment of debt. The preceding table also excludes the tax effects recorded directly to stockholders' equity in connection with unrealized gains and losses on securities available for sale and certain tax benefits associated with the Company's stock option and stock incentive plans. In the aggregate, these tax effects increased (decreased) stockholders' equity by $3.7 million, $8.1 million and $(4.1) million in 1998, 1997 and 1996, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following is a reconciliation of federal income tax expense attributable to income before extraordinary items computed at the statutory rate of 35.0% to the actual income tax expense attributable to income before extraordinary items for the year ended December 31 (in thousands):

                                                                1998       1997        1996
                                                              --------    -------    --------
Statutory federal income tax expense........................  $124,119    $69,373    $ 53,984
State and local income taxes, net of federal income tax
  benefit...................................................    20,793      5,270      12,410
Restructuring of assets within corporate entities...........   (32,129)        --          --
Non-deductible amortization of goodwill.....................     3,751      1,334         178
Adjustment of federal deferred taxes upon resolution
  of tax filing positions...................................        --         --     (17,602)
Other, net..................................................    (3,055)      (943)      1,014
                                                              --------    -------    --------
Total income tax expense attributable to income
  before extraordinary items................................  $113,479    $75,034    $ 49,984
                                                              ========    =======    ========

     The Company's effective income tax rate on income before extraordinary items was 32.0% for 1998, 37.9% for 1997 and 32.4% for 1996.

     The combined federal, state and local income tax effects of temporary differences that gave rise to significant portions of the Company's deferred tax assets and deferred tax liabilities were as follows at December 31 (in thousands):

                                                               1998        1997        1996
                                                             --------    --------    --------
Deferred tax assets:
  Net operating loss carryforward..........................  $ 22,751    $ 73,093    $109,611
  Excess tax basis and potential bad debt deductions
     relating to non-performing assets.....................    47,737      54,029      54,138
  Securities...............................................     9,419      18,192          --
  Financial statement reserves not yet realized for tax
     purposes..............................................    20,753      12,311       9,968
  Postretirement benefits other than pensions..............    11,170      10,336       9,536
  Federal alternative minimum tax and general business tax
     credit carryforwards..................................    11,810       9,855       5,976
  Premises and equipment...................................     2,969       2,706       5,395
  Other, net...............................................        --      12,478       7,871
                                                             --------    --------    --------
     Total deferred tax assets.............................   126,609     193,000     202,495
                                                             --------    --------    --------
Deferred tax liabilities:
  Mortgage servicing assets................................    55,397      67,079       9,104
  Loans receivable.........................................    13,148      23,790       9,491
  Securities...............................................        --          --         228
  Other, net...............................................     6,278          --          --
                                                             --------    --------    --------
     Total deferred tax liabilities........................    74,823      90,869      18,823
                                                             --------    --------    --------
Net deferred tax assets....................................  $ 51,786    $102,131    $183,672
                                                             ========    ========    ========

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $65.0 million, substantially all of which are available to reduce future federal income taxes through the year 2009. In addition, at that date, the Company had general business tax credit carryforwards of $7.7 million which are available to reduce future federal income taxes, of which $1.0 million expire in 2009, $1.5 million expire in 2010, $1.6 million expire in 2011, $1.8 million expire in 2012,

                      DIME BANCORP, INC. AND SUBSIDIARIES
and $1.8 million expire in 2013. The Company, at December 31, 1998, also had federal alternative minimum tax credit carryforwards of $4.1 million, which are available to reduce future federal income taxes without expiration. As a result of the issuance of Common Stock in connection with the NAMC Acquisition, the Holding Company underwent an "ownership change," as defined in section 382 of the Internal Revenue Code of 1986, as amended, which limits the Company's utilization of its net operating loss carryforwards and equivalent tax credit carryforwards to no more than $143 million per calendar year.

     During 1996, federal legislation was enacted that generally eliminates the potential recapture of federal income tax deductions arising from commonly used methods of calculating bad debt reserves for periods prior to 1988 if an institution with a thrift charter (such as the Bank) were to change to a commercial bank charter. In addition, this legislation repealed the reserve method of tax accounting for bad debts used by the Bank and other "large" thrift institutions, effective for taxable years beginning after 1995. The legislation also contains provisions that require the recapture in future periods of tax reserves for periods after 1987, but such provisions have not and are not expected to have a material impact on the Company's consolidated financial statements. Further, New York State legislation was enacted during 1996, and New York City legislation was enacted in March 1997, allowing thrift institutions to continue to use the reserve method of tax accounting for bad debts and to determine a deduction for bad debts in a manner similar to prior law.

     At December 31, 1998, the Bank had approximately $209 million of bad debt reserves for New York income tax purposes for which no provision for income tax had been made, of which approximately $98 million are subject to recapture upon distribution to the Holding Company of these tax reserves. Any charge to a bad debt reserve for other than bad debts on loans would create income for tax purposes only, which would be subject to the then current corporate tax rate. For federal tax purposes, approximately $176 million of the Bank's previously accumulated bad debt deductions are subject to recapture upon its distribution to the Holding Company. It is not the Bank's intention to make any distributions to the Holding Company, or use the reserve in any manner, that would create income tax liabilities for the Bank.

     In order for the Bank to be permitted to maintain a New York tax bad debt reserve for thrifts, certain thrift definitional tests must be met, including maintaining at least 60% of its assets in qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank failed to meet these definitional tests, the transition to the reserve method permitted commercial banks would result in an increase in the New York tax provision because a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York bad debt reserve. The Bank's percentage of qualifying assets at December 31, 1998 was in excess of the minimum threshold. The Bank does not anticipate failing the thrift definitional tests for New York tax purposes.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 22 -- EARNINGS PER COMMON SHARE

     The following table sets forth the computations of basic and diluted earnings per common share for the year ended December 31 (in thousands, except per share data):

                                                               1998        1997        1996
                                                             --------    --------    --------
Basic earnings per common share:
  Numerators:
     Income before extraordinary items.....................  $241,143    $123,174    $104,256
     Extraordinary items...................................    (4,057)     (1,460)         --
                                                             --------    --------    --------
     Net income............................................  $237,086    $121,714    $104,256
                                                             ========    ========    ========
  Denominator:
     Weighted average number of common shares
       outstanding.........................................   113,452     106,585     103,742
  Basic earnings per common share:
     Income before extraordinary items.....................  $   2.13    $   1.15    $   1.00
     Extraordinary items...................................     (0.04)      (0.01)         --
                                                             --------    --------    --------
     Net income............................................  $   2.09    $   1.14    $   1.00
                                                             ========    ========    ========
Diluted earnings per common share:
  Numerators:
     Income before extraordinary items.....................  $241,143    $123,174    $104,256
     Extraordinary items...................................    (4,057)     (1,460)         --
                                                             --------    --------    --------
     Net income............................................  $237,086    $121,714    $104,256
                                                             ========    ========    ========
  Denominator:
     Weighted average number of common shares
       outstanding.........................................   113,452     106,585     103,742
     Common equivalent shares due to:
       Stock options, restricted stock and employee stock
          purchase rights..................................     1,701       2,028       2,078
       FDIC Warrant........................................        --          --       3,277
                                                             --------    --------    --------
     Weighted average number of diluted common shares......   115,153     108,613     109,097
                                                             ========    ========    ========
  Diluted earnings per common share:
     Income before extraordinary items.....................  $   2.09    $   1.13    $   0.96
     Extraordinary items...................................     (0.03)      (0.01)         --
                                                             --------    --------    --------
     Net income............................................  $   2.06    $   1.12    $   0.96
                                                             ========    ========    ========

NOTE 23 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses various derivative financial instruments as part of its overall interest rate risk-management strategy, to manage certain risks associated with its mortgage banking activities and, to a limited extent, for trading purposes.

     The Company's exposure to credit risk in connection with its use of derivative financial instruments is represented by the positive fair value of the instruments. For a further discussion of the credit risk associated with the Company's derivative financial instruments, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Credit Risk -- Derivative Financial Instruments."

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Certain of the Company's derivative financial instruments at December 31, 1998 require that the Company or its counterparty, to the extent that the market value of the position for that party is negative, maintain collateral, subject to a minimum call, with the other party. If the Company is subject to an initial collateral requirement, the amount of the initial collateral modifies the collateral maintenance level.

  Interest Rate Risk-Management Derivative Financial Instruments

     The following table summarizes the notional amounts and estimated fair values of derivative financial instruments used by the Company for interest rate risk-management purposes at December 31 (in thousands):

                                                                 POSITIVE    NEGATIVE    ESTIMATED
                                                    NOTIONAL       FAIR        FAIR        FAIR
                                                     AMOUNT       VALUE       VALUE        VALUE
                                                   ----------    --------    --------    ---------
1998:
Interest rate swaps hedging:
  Securities available for sale..................  $  239,370     $   --     $ 2,416     $ (2,416)
  Loans receivable...............................   1,475,418         --      53,469      (53,469)
  Borrowed funds.................................     250,000         --       1,222       (1,222)
                                                   ----------     ------     -------     --------
     Total interest rate swaps...................   1,964,788         --      57,107      (57,107)
                                                   ----------     ------     -------     --------
Interest rate caps hedging:
  Securities available for sale..................     107,422         --          --           --
  Loans receivable...............................     101,570         --          --           --
                                                   ----------     ------     -------     --------
     Total interest rate caps....................     208,992         --          --           --
                                                   ----------     ------     -------     --------
Interest rate swaptions hedging loans
  receivable.....................................      40,000         --          --           --
Interest rate futures hedging borrowed funds.....     300,000         --          --           --
                                                   ----------     ------     -------     --------
Total interest rate risk-management
  instruments....................................  $2,513,780     $   --     $57,107     $(57,107)
                                                   ==========     ======     =======     ========
1997:
Interest rate swaps hedging:
  Securities available for sale..................  $   52,483     $   --     $   247     $   (247)
  Loans receivable...............................   1,399,872         --      21,825      (21,825)
  Borrowed funds.................................      60,000          1         591         (590)
                                                   ----------     ------     -------     --------
     Total interest rate swaps...................   1,512,355          1      22,663      (22,662)
                                                   ----------     ------     -------     --------
Interest rate caps hedging:
  Securities available for sale..................     333,273          7          --            7
  Loans receivable...............................     315,118          6          --            6
  Borrowed funds.................................     361,000      1,172          --        1,172
                                                   ----------     ------     -------     --------
     Total interest rate caps....................   1,009,391      1,185          --        1,185
                                                   ----------     ------     -------     --------
Interest rate swaptions hedging loans
  receivable.....................................      40,000        119          --          119
                                                   ----------     ------     -------     --------
Total interest rate risk-management
  instruments....................................  $2,561,746     $1,305     $22,663     $(21,358)
                                                   ==========     ======     =======     ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Activity in derivative financial instruments used for interest rate risk-management purposes is summarized in the following table for the years shown (in thousands):

                                  INTEREST RATE   INTEREST RATE   INTEREST RATE   INTEREST RATE    SHORT
                                      SWAPS           CAPS          SWAPTIONS        FUTURES       SALES        TOTAL
                                  -------------   -------------   -------------   -------------   --------   -----------
Balance at December 31, 1995....   $1,290,747      $1,243,179       $ 37,000        $      --     $     --   $ 2,570,926
Additions.......................      584,722         361,000             --           82,900           --     1,028,622
Amortization and maturities.....     (757,345)       (369,755)       (37,000)              --           --    (1,164,100)
Terminations....................       (7,908)             --             --          (82,900)          --       (90,808)
                                   ----------      ----------       --------        ---------     --------   -----------
  Balance at December 31,
     1996.......................    1,110,216       1,234,424             --               --           --     2,344,640
Additions.......................      904,837              --         40,000          275,400           --     1,220,237
Amortization and maturities.....     (502,698)       (225,033)            --               --           --      (727,731)
Terminations....................           --              --             --         (275,400)          --      (275,400)
                                   ----------      ----------       --------        ---------     --------   -----------
  Balance at December 31,
     1997.......................    1,512,355       1,009,391         40,000               --           --     2,561,746
Additions.......................      993,937              --             --          704,100       85,000     1,783,037
Amortization and maturities.....     (297,649)       (439,399)            --         (250,000)          --      (987,048)
Terminations....................     (243,855)             --             --         (154,100)     (85,000)     (482,955)
Reclassification to trading
  assets........................           --        (361,000)            --               --           --      (361,000)
                                   ----------      ----------       --------        ---------     --------   -----------
Balance at December 31, 1998....   $1,964,788      $  208,992       $ 40,000        $ 300,000     $     --   $ 2,513,780
                                   ==========      ==========       ========        =========     ========   ===========

     The interest rate swap agreements used by the Company at December 31, 1998 for purposes of interest rate risk management are in the form where, based on an agreed-upon notional amount, the Company agrees to make periodic fixed-rate payments, while the counterparty agrees to make periodic variable-rate payments. The use of these derivative financial instruments allows the Company to achieve interest income or expense similar to what would exist if it had changed the interest rate of the hedged assets from a fixed-rate to a variable-rate and had changed the interest rate of the hedged liabilities from a variable-rate to a fixed-rate.

     The following table sets forth the contractual maturities of interest rate swap agreements used for interest rate risk-management purposes at December 31, 1998, as well as the related weighted average interest rates payable and receivable at that date (dollars in thousands):

                                                                            WEIGHTED AVERAGE
                                                                       ---------------------------
                                                          NOTIONAL     FIXED-RATE    VARIABLE-RATE
                                                           AMOUNT       PAYABLE      RECEIVABLE(1)
                                                         ----------    ----------    -------------
Maturing in:
  1999.................................................  $   86,562       6.77%          5.50%
  2000.................................................     460,400       5.49           5.56
  2001.................................................     266,418       6.25           5.58
  2002.................................................     161,201       6.76           5.56
  2003.................................................      39,200       6.74           5.62
  Thereafter...........................................     951,007       6.21           5.61
                                                         ----------
Total..................................................  $1,964,788       6.13           5.58
                                                         ==========

---------------
(1) Variable rates, substantially all of which are tied to the one-month London Interbank Offered Rate ("LIBOR"), are presented on the basis of rates in effect at December 31, 1998; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Interest rate caps purchased by the Company represent agreements where, in return for a premium paid to the counterparty at inception, the counterparty agrees to pay the Company the excess, if any, of a designated floating market interest rate over a specified strike interest rate (the "Cap Strike Rate"), as applied to the notional amount. The interest rate cap agreements used by the Company for interest rate risk-management purposes at December 31, 1998, all of which mature in 2000, had a weighted average Cap Strike Rate of 8.00%. The designated floating market interest rates specified in these agreements were tied to the weekly average yield of the one-year constant maturity Treasury index ("CMT").

     Under the Company's outstanding interest rate swaptions at December 31, 1998, the Company, in exchange for the payment of a premium to the counterparty, has the right to enter into interest rate swaps at a future date. These interest rate swaptions, all of which are used to hedge the repricing risk on certain loans receivable with high prepayment risk, mature during 1999 and have a weighted average strike rate of 6.75%.

     At December 31, 1998, the Company used interest rate futures to hedge the repricing risk of certain short-term borrowed funds. During 1998, the Company used short sales of generic MBS to hedge its exposure to changes in the value of non-generic MBS that it had decided to sell.

  Mortgage Banking Risk-Management Derivative Financial Instruments

     The following table summarizes the notional amounts and estimated fair values of derivative financial instruments used by the Company for mortgage banking risk-management purposes at December 31 (in thousands):

                                                                  POSITIVE    NEGATIVE    ESTIMATED
                                                     NOTIONAL       FAIR        FAIR        FAIR
                                                      AMOUNT       VALUE       VALUE        VALUE
                                                    ----------    --------    --------    ---------
1998:
Forward contracts hedging loans held for sale.....  $4,426,940    $     8      $9,984      $(9,976)
Put options on MBS forward contracts hedging loans
  held for sale...................................     143,000        211          --          211
Interest rate floors hedging mortgage servicing
  assets..........................................   2,402,768     49,054          --       49,054
Interest rate caps hedging mortgage servicing
  assets..........................................     400,000     16,411          --       16,411
Interest rate swaps hedging mortgage servicing
  assets..........................................     800,000     32,577          --       32,577
                                                    ----------    -------      ------      -------
Total mortgage banking risk-management
  instruments.....................................  $8,172,708    $98,261      $9,984      $88,277
                                                    ==========    =======      ======      =======
1997:
Forward contracts hedging loans held for sale.....  $1,725,910    $    --      $4,760      $(4,760)
Put options on interest rate futures hedging loans
  held for sale...................................      40,000         25          --           25
Put options on MBS forward contracts hedging loans
  held for sale...................................      67,000        180          --          180
Interest rate floors hedging mortgage servicing
  assets..........................................   2,384,514     30,377          --       30,377
Interest rate swaps hedging mortgage servicing
  assets..........................................     400,000      2,829          --        2,829
                                                    ----------    -------      ------      -------
Total mortgage banking risk-management
  instruments.....................................  $4,617,424    $33,411      $4,760      $28,651
                                                    ==========    =======      ======      =======

     The Company uses forward contracts to hedge its exposure to interest rate risk associated with loans held for sale origination activities. These contracts represent firm commitments to deliver MBS or loans at a specified price at a specified future date. The Company must deliver the MBS or loans in accordance with the requirements of the contracts or, if it cannot fulfill its contractual obligations, pair-off the commitments and recognize the gain or loss based on the change in the price of the underlying contract

                      DIME BANCORP, INC. AND SUBSIDIARIES

(i.e., the specified price minus the repurchase price multiplied by the notional amount). The outstanding forward contracts at year-end 1998 mature at various dates through March 1999.

     The Company's outstanding put options at December 31, 1998 give it the right, but not the obligation, to sell to the counterparty a designated financial instrument at a specified price during an agreed upon period of time or on a specific date. The Company pays a premium for this right. Under these put options, the Company generally benefits if the price of the underlying financial instrument declines. The outstanding put options at December 31, 1998 mature at various dates through June 1999.

     At December 31, 1998, the Company used interest rate floors, interest rate caps and interest rate swaps in order to minimize the impact of the potential loss of net future servicing revenues associated with certain of the Company's mortgage servicing assets as a result of an increase in loan prepayments, which is generally triggered by declining interest rates.

     Interest rate floors purchased by the Company for the purpose of hedging its mortgage servicing assets represent agreements where, in return for a premium paid to the counterparty at inception, the counterparty agrees to pay the Company the amount, if any, by which a designated market interest rate (primarily CMT or swap indices) is less than a specified strike interest rate (the "Floor Strike Rate"), as applied to the notional amount. The weighted average Floor Strike Rate on the outstanding agreements at December 31, 1998 was 5.27%. The expected maturities of the notional amounts of the Company's outstanding interest rate floor agreements at December 31, 1998 were $0.4 billion in 1999, $1.7 billion in 2003, and $0.3 billion in 2005.

     The interest rate cap agreements used by the Company to hedge mortgage servicing assets at December 31, 1998, all of which mature in 2008, had a weighted average Cap Strike Rate of 6.09%. The designated floating market interest rates specified in these agreements were tied to one-month LIBOR.

     The following table sets forth, at December 31, 1998, the contractual maturities of interest rate swap agreements (excluding those agreements that are forward starting) hedging mortgage servicing assets, as well as the related weighted average interest rates payable and receivable at that date (dollars in thousands):

                                                                          WEIGHTED AVERAGE RATE
                                                              NOTIONAL    ---------------------
                                                               AMOUNT     PAYABLE    RECEIVABLE
                                                              --------    -------    ----------
Maturing in:
  2002:
     Pay fixed rate/receive fixed rate(1)...................  $200,000     5.92%        6.08%
  After 2003:
     Pay fixed rate/receive fixed rate(1)...................   100,000     5.97         6.32
     Pay variable rate/receive fixed rate(2)................   400,000     5.55         5.92
                                                              --------
Total.......................................................  $700,000     5.71         6.02
                                                              ========

---------------
(1) These interest rate swaps are structured so that the Company both receives and makes fixed-rate payments for the initial two years of the agreements. Thereafter, the Company will begin making variable-rate payments tied to one-month LIBOR.

(2) Variable rates, all of which are tied to one-month LIBOR, are presented on the basis of rates in effect at December 31, 1998; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

     At December 31, 1998, the Company had an interest rate swap hedging mortgage servicing assets for which the accrual of interest does not begin until November 1999. This forward starting interest rate swap

                      DIME BANCORP, INC. AND SUBSIDIARIES
matures in 2007 and has a notional amount of $100.0 million, a fixed-rate receivable of 6.38% and a variable-rate payable tied to one-month LIBOR.

     Activity in derivative financial instruments used to hedge mortgage servicing assets is summarized in the following table for the years shown (in thousands):

                                          INTEREST RATE    INTEREST RATE    INTEREST RATE
                                             FLOORS            CAPS             SWAPS           TOTAL
                                          -------------    -------------    -------------    -----------
Balance at December 31, 1995............   $ 1,219,776       $     --         $     --       $ 1,219,776
Amortization............................      (223,278)            --               --          (223,278)
                                           -----------       --------         --------       -----------
  Balance at December 31, 1996..........       996,498             --               --           996,498
Additions...............................     1,585,000             --          400,000         1,985,000
Amortization............................      (196,984)            --               --          (196,984)
                                           -----------       --------         --------       -----------
  Balance at December 31, 1997..........     2,384,514             --          400,000         2,784,514
Additions...............................     2,025,000        400,000          400,000         2,825,000
Amortization............................      (421,746)            --               --          (421,746)
Terminations............................    (1,585,000)            --               --        (1,585,000)
                                           -----------       --------         --------       -----------
Balance at December 31, 1998............   $ 2,402,768       $400,000         $800,000       $ 3,602,768
                                           ===========       ========         ========       ===========

  Trading Derivative Financial Instruments

     At December 31, 1998, the derivative financial instruments used by the Company for trading purposes consisted of interest rate caps with a notional amount of $165.0 million. The estimated fair value of these interest rate caps at year-end 1998 was not material. The derivative financial instruments used for trading purposes during 1998 had an average positive estimated fair value of $0.1 million during the year. The Company did not use derivative financial instruments for trading purposes during 1997 or 1996.

     The interest rate cap agreements used by the Company at December 31, 1998 for trading purposes mature in 1999. These instruments had a weighted average Cap Strike Rate of 6.91% at year-end 1998. The designated floating market interest rates specified in these agreements were tied to one-month LIBOR.

NOTE 24 -- COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has entered into non-cancelable lease agreements with respect to Company premises and equipment that expire at various dates through the year 2013. Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents. Net rent expense was $39.2 million, $23.7 million, and $17.7 million for 1998, 1997 and 1996, respectively. At December 31, 1998, the projected minimum future rental payments required under the terms of non-cancelable leases were $32.2 million in 1999, $29.2 million in 2000, $26.2 million in 2001, $23.4 million in 2002, $19.9 million in 2003, and $71.1 million in years thereafter. The projected minimum future rental payments have not been reduced by projected sublease rentals of $3.2 million.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The Company had the following commitments to extend credit and purchase loans at December 31 (in thousands):

                                                                 1998          1997
                                                              ----------    ----------
Commitments to extend credit:
  Residential real estate loans.............................  $1,289,734    $  632,098
  Commercial real estate loans..............................     223,486       115,560
  Consumer loans............................................     505,263       481,871
  Business loans............................................     159,115        73,247
                                                              ----------    ----------
     Total commitments to extend credit.....................   2,177,598     1,302,776
Commitments to purchase residential real estate loans.......   1,488,493       708,131
                                                              ----------    ----------
Total commitments to extend credit and purchase loans.......  $3,666,091    $2,010,907
                                                              ==========    ==========

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

     The Company had letters of credit outstanding at December 31, 1998 and 1997 of $62.0 million and $23.7 million, respectively. Letters of credit represent agreements whereby the Company guarantees the performance of a customer to a third party. The Company requires collateral to support such agreements based on the Company's evaluation of the creditworthiness of the customer. The credit risk associated with letters of credit is similar to that incurred by the Company in its lending activities.

     The Company is obligated under various limited recourse provisions associated with certain residential and commercial real estate loans sold in past years. The principal balance of loans sold with limited recourse amounted to approximately $523 million and $648 million at December 31, 1998 and 1997, respectively. The Company's exposure to credit loss on loans sold with recourse is similar to the credit risk associated with the Company's on-balance sheet loans receivable.

     Certain claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Company in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 25 -- BUSINESS SEGMENTS

     On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that selected information about operating segments be reported in interim financial statements issued to stockholders, and establishes standards for related disclosures about an enterprise's products and services, geographic areas, and major customers.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The Company manages its operations in a manner to focus on two strategic goals: fulfilling its role as a banking institution for both individuals and businesses and as a national provider of residential mortgage products and services. Accordingly, the Company aligns its various business objectives in support of these goals. For purposes of disclosures in accordance with SFAS No. 131, the Company has four reportable business segments: Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio.

     The financial information provided below has been derived from the internal profitability system used by management to monitor and manage the financial performance of the Company. The accounting policies employed for each unit are largely the same as those described in Note 1, "Summary of Significant Accounting Policies," in all material respects, and as such, numerous intersegment transactions are recorded to appropriately reflect each segment's performance. The Company reflects its internal results on interest-earning assets and interest-bearing liabilities on a matched funded basis and accounts for intersegment revenue and transfer costs and credits based upon estimated fair market values at the time of the transaction. Certain indirect or overhead costs are allocated to the segments based on total assets and other appropriate criteria. The Company views its segments' performance on an operating earnings basis, which represent net income adjusted for the effects of certain non-recurring or unusual items.

     The following table sets forth certain information regarding the Company's business segments for the years ended December 31 (in thousands):

                                                                                    TOTAL                          TOTAL
                          RETAIL       COMMERCIAL     MORTGAGE     INVESTMENT    REPORTABLE     INTERSEGMENT     OPERATING
                          BANKING       BANKING       BANKING      PORTFOLIO      SEGMENTS      ELIMINATIONS     EARNINGS
                        -----------    ----------    ----------    ----------    -----------    ------------    -----------
1998:
Segment revenues......  $   413,110    $  85,322     $  531,996    $   37,602    $ 1,068,030      $(57,854)     $ 1,010,176
Segment profit........      120,220       37,373         79,417        19,238        256,248       (39,191)         217,057
Percentage of segment
  profit to total
  profit of reportable
  segments............         46.9%        14.6%          31.0%          7.5%         100.0%
Segment assets at
  year-end............  $ 9,833,981    $2,852,929    $5,464,037    $3,790,691    $21,941,638      $379,212      $22,320,850
1997:
Segment revenues......  $   371,341    $  74,504     $  172,941    $   39,389    $   658,175      $(34,061)     $   624,114
Segment profit........      106,968       32,973         17,854        19,849        177,644       (20,561)         157,083
Percentage of segment
  profit to total
  profit of reportable
  segments............         60.2%        18.6%          10.0%         11.2%         100.0%
Segment assets at
  year-end............  $10,478,447    $2,330,137    $2,619,872    $5,946,568    $21,375,024      $472,976      $21,848,000
1996:
Segment revenues......  $   338,442    $  54,467     $   98,183    $   30,714    $   521,806      $ (7,419)     $   514,387
Segment profit........       89,707       21,380            240        13,923        125,250        (4,540)         120,710
Percentage of segment
  profit to total
  profit of reportable
  segments............         71.6%        17.1%           0.2%         11.1%         100.0%
Segment assets at
  year-end............  $ 8,987,292    $1,905,798    $  236,067    $7,447,326    $18,576,483      $293,625      $18,870,108

     For purposes of this presentation, segment revenues reflect net interest income, less provision for loan losses, plus non-interest income. Segment profit reflects tax-effected operating results. The segment revenues and profit above incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the performance of certain segments, which are eliminated in the preparation of the consolidated financial statements in accordance with generally accepted accounting principles. To the extent practicable, the results for 1997 and 1996 have been restated to be comparable with management's preparation of the 1998 results.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The Company's management views each of its business segments as if they were stand-alone operations. As such, the results of operations for each segment reflect entries that would be recorded for an independent enterprise, such as charges for services rendered on their behalf by other segments or support units, and entries relating to the allocation of capital and to the purchase or sale of funds as needed. The capital allocated to the segment generates intersegment net interest income. Funds sold or purchased are distributed via the Company's funding center and are provided on a matched maturity basis. These intersegment entries are subsequently eliminated in consolidation.

     The other primary adjustments between the internal management reports and the consolidated operating earnings relate to the production and servicing of loans in the Company's portfolio. Loans produced that are placed in the residential real estate loans receivable portfolio are sold to the Retail Banking segment with an imputed market gain or loss recognized by the Mortgage Banking segment. As a result, the impact of these transactions, and resultant ongoing adjustments from prior periods, must be reversed as an intersegment elimination. Mortgage Banking also receives revenue for servicing the loan portfolio and Retail Banking is charged for this function as a reduction of its net yield. There are no other material intersegment adjustments.

     The following table sets forth reconciliations of reportable segment revenues and profit to the Company's consolidated totals for the year ended December 31 (in thousands):

                                                                        OPERATING
                                                         OPERATING      EARNINGS       REPORTED
                                                          EARNINGS     ADJUSTMENTS      TOTALS
                                                         ----------    -----------    ----------
1998:
Segment revenues.......................................  $1,010,176     $ 10,087      $1,020,263
Segment profit.........................................     217,057       20,029         237,086
1997:
Segment revenues.......................................     624,114      (44,761)        579,353
Segment profit.........................................     157,083      (35,369)        121,714
1996:
Segment revenues.......................................     514,387       (8,114)        506,273
Segment profit.........................................     120,710      (16,454)        104,256

     Reconcilements of operating earnings to consolidated net income is provided below for the year ended December 31 (in thousands):

                                                               1998        1997        1996
                                                             --------    --------    --------
Operating earnings.........................................  $217,057    $157,083    $120,710
Items not included in operating earnings:
  Net losses related to balance sheet restructurings.......      (635)    (25,247)     (8,114)
  Net charges and adjustments related to acquisitions......        --     (21,431)     (7,769)
  Savings Association Insurance Fund recapitalization
     assessment............................................        --          --     (26,280)
  Gain on sale of deposits.................................     9,550          --          --
  Other, net...............................................     1,172      (8,014)     (5,583)
  Income tax effect on above items.........................    (3,731)     20,783      20,292
  Adjustments to conform internal tax expense to corporate
     tax expense...........................................    17,730          --      11,000
  Extraordinary losses on early extinguishment of debt, net
     of tax benefits.......................................    (4,057)     (1,460)         --
                                                             --------    --------    --------
     Net adjustments after tax.............................    20,029     (35,369)    (16,454)
                                                             --------    --------    --------
Consolidated net income....................................  $237,086    $121,714    $104,256
                                                             ========    ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Additional information regarding the Company's business segments, including a description of the products and services from which each business segment derives its revenues, is disclosed in Item 1, "Business" and Item 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 26 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure, where practicable, of the fair value of on- and off-balance sheet financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at any one time the Company's entire holdings of a particular financial instrument. Because no active market exists for a certain portion of the Company's financial instruments, the fair value estimates for such financial instruments are based on judgments regarding, among other factors, future cash flows, future loss experience, current economic conditions and risk characteristics. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company has not included certain material items in its disclosure as such items, which the Company believes have significant value, are not considered financial instruments under SFAS No. 107.

     The following table sets forth the carrying values and estimated fair values of the Company's on-balance sheet financial instruments at December 31 (in thousands):

                                                   1998                          1997
                                        --------------------------    --------------------------
                                         CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                           VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                        -----------    -----------    -----------    -----------
Financial assets:
  Cash and cash equivalents...........  $   357,777    $   357,777    $   452,527    $   452,527
  Securities available for sale.......    3,329,444      3,329,444      4,992,304      4,992,304
  FHLBNY stock........................      324,106        324,106        303,287        303,287
  Loans held for sale.................    3,884,886      3,893,985      1,841,862      1,851,657
  Loans receivable, net(1)............   12,580,325     12,917,676     12,879,789     13,002,929
  Accrued interest receivable.........       97,124         97,124        106,829        106,829
  Trading derivative financial
     instruments......................            3              3             --             --
Financial liabilities:
  Deposits............................   13,651,460     13,653,013     13,847,275     13,866,022
  Federal funds purchased and
     securities sold under agreements
     to repurchase....................    2,245,218      2,245,238      2,975,774      2,980,781
  FHLBNY advances.....................    4,077,115      4,080,299      2,786,751      2,789,042
  Senior notes........................      198,906        203,855        142,475        153,410
  Trust Preferred Securities..........      162,005        176,423        196,137        230,937
  Other borrowed funds................       89,604         88,512        218,175        213,017
  Accrued interest payable............       41,014         41,014         50,981         50,981

---------------
(1) Excludes the net book value of business lease financing receivables which are not considered financial instruments under SFAS No. 107.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth the carrying values and estimated fair values of the derivative financial instruments used by the Company for risk-management purposes at December 31 (in thousands):

                                                             1998                      1997
                                                    ----------------------    ----------------------
                                                    CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                     VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                    --------    ----------    --------    ----------
Interest rate swaps...............................  $ 3,034      $(24,530)    $(4,256)     $(19,833)
Interest rate caps................................   16,585        16,411       6,133         1,185
Interest rate floors..............................   23,500        49,054      21,287        30,377
Interest rate swaptions...........................       46            --         232           119
Interest rate futures.............................      331            --         104            --
Forward contracts.................................    5,273        (9,976)     10,029        (4,760)
Put options on MBS forward contracts..............    1,007           211         521           180
Put options on interest rate futures..............       --            --         235            25

     The methodologies and assumptions used by the Company in estimating the fair values of its financial instruments are described below.

     The carrying value of cash and cash equivalents was deemed to be a reasonable estimate of their fair value due to the short-term nature of these items and because they do not present significant credit concerns.

     The estimated fair value of securities available for sale was determined by use of quoted market prices or dealer quotes.

     The fair value of FHLBNY stock was estimated to be its carrying value, which is indicative of its redemption price.

     The estimated fair value of loans held for sale was estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans.

     The estimated fair value of certain loans receivable was deemed to be equal to their carrying value due to the repricing characteristics of the loans. For other loans receivable, the Company grouped performing loans with similar characteristics and applied prices available in the secondary market as a reference and adjusted for differences in servicing and credit quality. When a secondary market rate was not available, and for non-performing loans, fair value was estimated using a discounted cash flow analysis that utilized a discount rate commensurate with the credit and interest rate risk inherent in the loans.

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

     The estimated fair values of borrowed funds maturing within 90 days were deemed to be equal to their carrying values. The estimated fair values of all other borrowed funds were based on quoted market prices or on the discounted value of contractual cash flows using current market interest rates for borrowings with similar terms and remaining maturities.

     The estimated fair values of the Company's derivative financial instruments were based upon quoted market prices, dealer quotes or pricing models. The estimated fair value of off-balance sheet financial

                      DIME BANCORP, INC. AND SUBSIDIARIES
instruments has not been considered in determining the estimated fair value of on-balance sheet financial instruments.

     The Company has reviewed its outstanding commitments to extend credit, commitments to purchase loans, letters of credit and loans sold with recourse at December 31, 1998 and 1997 and has determined that their estimated fair values were not material.

NOTE 27 -- FINANCIAL STATEMENTS OF THE HOLDING COMPANY

STATEMENTS OF FINANCIAL CONDITION (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Assets:
  Cash and cash equivalents:
     Cash and due from banks................................  $      537    $    2,701
     Interest-earning deposits in the Bank..................      84,573        54,330
                                                              ----------    ----------
       Total cash and cash equivalents......................      85,110        57,031
                                                              ----------    ----------
  Securities available for sale.............................      60,012        29,317
  Receivables from the Bank.................................      81,941       102,475
  Investment in the Bank....................................   1,535,304     1,445,766
  Investment in Dime Capital................................       6,274         6,274
  Other assets..............................................      44,049        24,954
                                                              ----------    ----------
Total assets................................................  $1,812,690    $1,665,817
                                                              ==========    ==========
Liabilities and stockholders' equity:
  Liabilities:
     Securities sold to the Bank under agreements to
      repurchase............................................  $   17,370    $       --
     Senior notes...........................................     198,906       142,475
     Series A Subordinated Debentures.......................     202,348       202,323
     Other liabilities......................................       6,245         6,161
                                                              ----------    ----------
       Total liabilities....................................     424,869       350,959
                                                              ----------    ----------
  Stockholders' equity......................................   1,387,821     1,314,858
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $1,812,690    $1,665,817
                                                              ==========    ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

STATEMENTS OF INCOME (IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Income:
  Dividends from the Bank................................    $185,000    $159,000    $ 88,000
  Dividends from Dime Capital............................         577         289          --
  Interest income........................................       6,546       6,987          87
  Other..................................................         230          23          --
                                                             --------    --------    --------
       Total income......................................     192,353     166,299      88,087
                                                             --------    --------    --------
Expense:
  Interest on borrowed funds.............................      34,148      31,758      19,638
  Other..................................................       3,508       3,348       3,071
                                                             --------    --------    --------
       Total expense.....................................      37,656      35,106      22,709
                                                             --------    --------    --------
Income before income tax benefit, equity in undistributed
  (overdistributed) net income of subsidiaries and
  extraordinary items....................................     154,697     131,193      65,378
Income tax benefit.......................................      13,474      10,736      10,283
                                                             --------    --------    --------
Income before equity in undistributed (overdistributed)
  net income of subsidiaries and extraordinary items.....     168,171     141,929      75,661
Equity in undistributed (overdistributed) net income of
  subsidiaries...........................................      72,636     (18,755)     28,595
                                                             --------    --------    --------
Income before extraordinary items........................     240,807     123,174     104,256
Extraordinary items -- losses on early extinguishment of
  debt, net of tax benefits of $785 (1998) and $895
  (1997).................................................      (1,065)     (1,460)         --
                                                             --------    --------    --------
Net income...............................................    $239,742    $121,714    $104,256
                                                             ========    ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income............................................  $ 239,742    $ 121,714    $ 104,256
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in (undistributed) overdistributed net
       income of subsidiaries...........................    (72,637)      18,755      (28,595)
     Gains on sales of securities.......................       (213)         (23)          --
     Losses on early extinguishment of debt.............      1,850        2,355           --
     Other, net.........................................      2,315       (5,808)      (9,700)
                                                          ---------    ---------    ---------
       Net cash provided by operating activities........    171,057      136,993       65,961
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of securities available for sale............   (103,111)     (29,497)          --
  Proceeds from sales of securities available for
     sale...............................................     70,573        1,597           --
  Proceeds from maturities of securities available for
     sale
     and held to maturity...............................        292          181        1,630
  Investments in subsidiaries...........................         --       (6,186)          --
                                                          ---------    ---------    ---------
       Net cash (used) provided by investing
          activities....................................    (32,246)     (33,905)       1,630
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Net increase in securities sold to the Bank under
     agreements to repurchase...........................     17,370           --           --
  Proceeds from issuance of senior notes................     99,818           --           --
  Repayments of senior notes............................    (45,501)     (57,681)          --
  Proceeds from issuance of the Series A Subordinated
     Debentures.........................................         --      202,308           --
  Proceeds from issuance of Common Stock and treasury
     stock..............................................     17,101       14,332        8,311
  Purchases of treasury stock...........................   (177,970)    (200,354)     (70,456)
  Cash dividends paid on Common Stock...................    (21,550)     (12,892)          --
  Other.................................................         --        3,781       (1,913)
                                                          ---------    ---------    ---------
       Net cash used by financing activities............   (110,732)     (50,506)     (64,058)
                                                          ---------    ---------    ---------
Net increase in cash and cash equivalents...............     28,079       52,582        3,533
Cash and cash equivalents at beginning of year..........     57,031        4,449          916
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $  85,110    $  57,031    $   4,449
                                                          =========    =========    =========
Supplemental non-cash flow investing information:
  Securities held to maturity transferred to securities
     available for sale.................................  $      --    $     840    $      --

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 28 -- CONDENSED QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              1998                                        1997
                            -----------------------------------------   -----------------------------------------
                             FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...........  $346,986   $343,989   $357,111   $372,799   $368,106   $350,870   $338,968   $324,871
Interest expense..........   213,822    216,668    226,274    236,888    241,581    230,703    219,871    207,598
                            --------   --------   --------   --------   --------   --------   --------   --------
  Net interest income.....   133,164    127,321    130,837    135,911    126,525    120,167    119,097    117,273
Provision for loan
  losses..................     8,000      8,000      8,000      8,000      8,000      8,000     23,000     10,000
                            --------   --------   --------   --------   --------   --------   --------   --------
  Net interest income
    after provision for
    loan losses...........   125,164    119,321    122,837    127,911    118,525    112,167     96,097    107,273
Non-interest income:
  Loan servicing and other
    fees..................    60,604     53,819     42,631     42,450     36,321     12,856     12,978     11,883
  Banking service fees....    11,172     11,088     10,168      9,000      8,635      8,695      7,543      6,923
  Securities and insurance
    brokerage fees........     7,565      8,704      8,957      7,510      6,777      5,142      5,767      6,051
  Net gains on sales
    activities............    63,941     71,519     63,743     45,248      4,309      2,845      2,799      2,083
  Other...................     1,343        751      2,491      2,326      2,128        742        149        665
                            --------   --------   --------   --------   --------   --------   --------   --------
      Total non-interest
         income...........   144,625    145,881    127,990    106,534     58,170     30,280     29,236     27,605
                            --------   --------   --------   --------   --------   --------   --------   --------
Non-interest expense:
  General and
    administrative
    expense...............   147,565    143,155    147,885    133,234    117,471     73,580     73,690     72,381
  Amortization of mortgage
    servicing assets......    30,826     27,633     16,897     16,935     14,034      5,248      5,267      5,202
  ORE expense (income),
    net...................       692        373        359         87       (643)       351      1,581      3,052
  Restructuring and
    related expense.......        --         --         --         --      9,931         --         --         --
                            --------   --------   --------   --------   --------   --------   --------   --------
      Total non-interest
         expense..........   179,083    171,161    165,141    150,256    140,793     79,179     80,538     80,635
                            --------   --------   --------   --------   --------   --------   --------   --------
Income before income tax
  expense and
  extraordinary items.....    90,706     94,041     85,686     84,189     35,902     63,268     44,795     54,243
Income tax expense........    29,027     30,092     27,420     26,940     12,943     23,741     17,023     21,327
                            --------   --------   --------   --------   --------   --------   --------   --------
Income before
  extraordinary items.....    61,679     63,949     58,266     57,249     22,959     39,527     27,772     32,916
Extraordinary
  items -- losses on early
  extinguishment of debt,
  net of tax benefits.....        --     (4,057)        --         --     (1,460)        --         --         --
                            --------   --------   --------   --------   --------   --------   --------   --------
Net income................  $ 61,679   $ 59,892   $ 58,266   $ 57,249   $ 21,499   $ 39,527   $ 27,772   $ 32,916
                            ========   ========   ========   ========   ========   ========   ========   ========
Per common share:
  Basic earnings:
    Income before
      extraordinary
      items...............  $   0.55   $   0.57   $   0.51   $   0.50   $   0.20   $   0.39   $   0.27   $   0.31
    Net income............      0.55       0.53       0.51       0.50       0.19       0.39       0.27       0.31
  Diluted earnings:
    Income before
      extraordinary
      items...............      0.55       0.56       0.50       0.49       0.19       0.38       0.26       0.31
    Net income............      0.55       0.52       0.50       0.49       0.18       0.38       0.26       0.31
  Cash dividends
    declared..............      0.05       0.05       0.05       0.04       0.04       0.04       0.04         --