Form 10-Q
period 1999-03-31
DIME BANCORP INC
filed 1999-05-17
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                       Yes |x|              No |_|

As of April 30, 1999, the registrant had 111,382,385 shares of common stock, $0.01 par value, outstanding.

                               DIME BANCORP, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as
               of March 31, 1999 and December 31, 1998                        3

          Consolidated Statements of Income for the Three
               Months Ended March 31, 1999 and 1998                           4

          Consolidated Statements of Changes in
               Stockholders' Equity for the Three Months Ended
               March 31, 1999 and 1998                                        5

          Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1999 and 1998                     6

          Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   29

Item 6.  Exhibits and Reports on Form 8-K                                    30

SIGNATURES                                                                   32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                                   March 31,            December 31,
                                                                                                     1999                  1998
                                                                                                 ------------          ------------
ASSETS
Cash and due from banks                                                                          $    248,031          $    279,490
Money market investments                                                                               33,420                78,287
Securities available for sale                                                                       3,307,889             3,329,444
Federal Home Loan Bank of New York stock                                                              324,106               324,106
Loans held for sale                                                                                 3,083,213             3,884,886
Loans receivable, net:
    Residential real estate loans                                                                   8,533,425             8,919,817
    Commercial real estate loans                                                                    2,695,311             2,567,750
    Consumer loans                                                                                  1,044,422               973,230
    Business loans                                                                                    319,191               287,271
    Allowance for loan losses                                                                        (112,369)             (105,081)
                                                                                                 ------------          ------------
        Total loans receivable, net                                                                12,479,980            12,642,987
                                                                                                 ------------          ------------
Accrued interest receivable                                                                           100,081                97,124
Premises and equipment, net                                                                           176,219               170,879
Mortgage servicing assets                                                                             891,159               692,473
Other assets                                                                                          906,237               821,174
                                                                                                 ------------          ------------
Total assets                                                                                     $ 21,550,335          $ 22,320,850
                                                                                                 ============          ============

LIABILITIES
Deposits                                                                                         $ 13,165,948          $ 13,651,460
Federal funds purchased and securities sold under agreements to repurchase                          3,263,446             2,245,218
Federal Home Loan Bank of New York advances                                                         2,722,199             4,077,115
Senior notes                                                                                          198,759               198,906
Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s junior
    subordinated deferrable interest debentures                                                       152,203               162,005
Other borrowed funds                                                                                  199,977                89,604
Other liabilities                                                                                     431,082               510,877
                                                                                                 ------------          ------------
        Total liabilities                                                                          20,133,614            20,935,185
                                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (350,000,000 shares authorized and
    120,252,459 shares issued at March 31, 1999 and December 31, 1998)                                  1,203                 1,203
Additional paid-in capital                                                                          1,165,464             1,165,251
Retained earnings                                                                                     512,522               463,907
Treasury stock, at cost (8,906,165 shares at March 31, 1999 and 8,682,858
    shares at December 31, 1998)                                                                     (239,238)             (233,965)
Accumulated other comprehensive loss                                                                  (16,982)               (3,285)
Unearned compensation                                                                                  (6,248)               (7,446)
                                                                                                 ------------          ------------
        Total stockholders' equity                                                                  1,416,721             1,385,665
                                                                                                 ------------          ------------
Total liabilities and stockholders' equity                                                       $ 21,550,335          $ 22,320,850
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

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                           For the
                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                   -----------------------
                                                                                                      1999          1998
                                                                                                   ---------     ---------
INTEREST INCOME
Residential real estate loans                                                                      $ 202,816     $ 220,787
Commercial real estate loans                                                                          49,754        49,473
Consumer loans                                                                                        19,654        16,322
Business loans                                                                                         5,764         2,437
Mortgage-backed securities                                                                            48,898        73,060
Other securities                                                                                      12,221         7,871
Money market investments                                                                                 506         2,849
                                                                                                   ---------     ---------
        Total interest income                                                                        339,613       372,799
                                                                                                   ---------     ---------

INTEREST EXPENSE
Deposits                                                                                             119,842       139,028
Borrowed funds                                                                                        84,273        97,860
                                                                                                   ---------     ---------
        Total interest expense                                                                       204,115       236,888
                                                                                                   ---------     ---------
        Net interest income                                                                          135,498       135,911
Provision for loan losses                                                                              8,000         8,000
                                                                                                   ---------     ---------
        Net interest income after provision for loan losses                                          127,498       127,911
                                                                                                   ---------     ---------

NON-INTEREST INCOME
Loan servicing and other fees                                                                         61,928        42,450
Banking service fees                                                                                  11,267         9,000
Securities and insurance brokerage fees                                                                8,604         7,510
Net gains on sales activities                                                                         64,307        45,248
Other                                                                                                  3,124         2,326
                                                                                                   ---------     ---------
        Total non-interest income                                                                    149,230       106,534
                                                                                                   ---------     ---------

NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                                                                76,473        64,795
    Occupancy and equipment                                                                           24,786        21,864
    Other                                                                                             48,337        43,783
                                                                                                   ---------     ---------
        Total general and administrative expense                                                     149,596       130,442
Amortization of mortgage servicing assets                                                             30,657        16,935
Amortization of goodwill                                                                               2,876         2,879
                                                                                                   ---------     ---------
        Total non-interest expense                                                                   183,129       150,256
                                                                                                   ---------     ---------
Income before income tax expense and extraordinary items                                              93,599        84,189
Income tax expense                                                                                    34,631        26,940
                                                                                                   ---------     ---------
Income before extraordinary items                                                                     58,968        57,249
Extraordinary items -- losses on early extinguishment of
    debt, net of tax benefits of $3,044                                                               (4,127)           --
                                                                                                   ---------     ---------
Net income                                                                                         $  54,841     $  57,249
                                                                                                   =========     =========

PER COMMON SHARE
Basic earnings:
    Income before extraordinary items                                                              $    0.53     $    0.50
    Extraordinary items                                                                                (0.04)           --
                                                                                                   ---------     ---------
    Net income                                                                                     $    0.49     $    0.50
                                                                                                   =========     =========
Diluted earnings:
    Income before extraordinary items                                                              $    0.52     $    0.49
    Extraordinary items                                                                                (0.03)           --
                                                                                                   ---------     ---------
    Net income                                                                                     $    0.49     $    0.49
                                                                                                   =========     =========
Dividends declared                                                                                 $    0.05     $    0.04

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                          For the Three Months
                                                                  Ended
                                                                 March 31,
                                                        --------------------------
                                                            1999           1998
                                                        -----------    -----------
COMMON STOCK
Balance at beginning of period                          $     1,203    $     1,203
                                                        -----------    -----------
    Balance at end of period                                  1,203          1,203
                                                        -----------    -----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                            1,165,251      1,158,221
Tax benefit on stock options exercised                          213          3,087
                                                        -----------    -----------
    Balance at end of period                              1,165,464      1,161,308
                                                        -----------    -----------

RETAINED EARNINGS
Balance at beginning of period                              463,907        261,201
Net income                                                   54,841         57,249
Cash dividends declared on common stock                      (5,567)        (4,590)
Treasury stock issued under employee benefit plans, net        (659)        (5,515)
                                                        -----------    -----------
    Balance at end of period                                512,522        308,345
                                                        -----------    -----------

TREASURY STOCK, AT COST
Balance at beginning of period                             (233,965)       (95,221)
Treasury stock purchased                                     (6,154)       (87,332)
Treasury stock issued under employee benefit plans, net         881         22,361
                                                        -----------    -----------
    Balance at end of period                               (239,238)      (160,192)
                                                        -----------    -----------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                               (3,285)        (9,534)
Other comprehensive (loss) income                           (13,697)         6,727
                                                        -----------    -----------
    Balance at end of period                                (16,982)        (2,807)
                                                        -----------    -----------

UNEARNED COMPENSATION
Balance at beginning of period                               (7,446)        (1,012)
Restricted stock activity, net                                  292         (7,748)
Amortization of unearned compensation, net                      906            538
                                                        -----------    -----------
    Balance at end of period                                 (6,248)        (8,222)
                                                        -----------    -----------

Total stockholders' equity                              $ 1,416,721    $ 1,299,635
                                                        ===========    ===========

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                     1999             1998
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $    54,841      $    57,249
Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Provision for loan losses                                                      8,000            8,000
        Depreciation, amortization and accretion, net                                 50,674           35,890
        Provision for deferred income tax expense                                     27,388           19,273
        Net securities losses (gains)                                                    230          (14,116)
        Losses on early extinguishment of debt                                         7,171               --
        Net decrease (increase) in loans held for sale                               801,673       (1,500,112)
        Other, net                                                                  (207,427)         (84,079)
                                                                                 -----------      -----------
            Net cash provided (used) by operating activities                         742,550       (1,477,895)
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                          (767,253)        (131,013)
Proceeds from sales of securities available for sale                                 379,676        1,223,491
Proceeds from maturities of securities available for sale                            305,738          387,717
Purchases of Federal Home Loan Bank of New York stock                                     --          (20,819)
Loans receivable originated and purchased, net of principal payments                 (30,281)        (268,737)
Proceeds from sales of loans                                                          45,285            1,723
Proceeds from sales of other real estate owned                                         5,962            6,027
Net purchases of premises and equipment                                              (12,777)         (12,428)
Other                                                                                 (4,858)              --
                                                                                 -----------      -----------
            Net cash (used) provided by investing activities                         (78,508)       1,185,961
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                 (485,541)         143,751
Net (decrease) increase in borrowings with original maturities of
    three months or less                                                            (217,441)          81,398
Proceeds from other borrowings                                                       198,645               --
Repayments of other borrowings                                                      (224,824)         (17,542)
Proceeds from issuances of common and treasury stock                                     514            9,098
Purchases of treasury stock                                                           (6,154)         (87,332)
Cash dividends paid on common stock                                                   (5,567)          (4,590)
                                                                                 -----------      -----------
            Net cash (used) provided by financing activities                        (740,368)         124,783
                                                                                 -----------      -----------

Net decrease in cash and cash equivalents                                            (76,326)        (167,151)
Cash and cash equivalents at beginning of period                                     357,777          452,527
                                                                                 -----------      -----------
Cash and cash equivalents at end of period                                       $   281,451      $   285,376
                                                                                 ===========      ===========
Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                             $   209,357      $   325,100
    Income tax payments (refunds), net                                                   522           (3,608)
Supplemental non-cash investing information:
    Securitization of loans receivable                                               173,305               --
    Loans held for sale transferred to loans receivable                                   --          296,608
    Loans receivable transferred to loans held for sale                                   --          764,500

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -- Basis of Presentation

     In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of the dates indicated and results of operations and cash flows for the periods shown. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). Certain amounts in the prior period have been reclassified to conform with the presentation for the current period. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 -- Earnings per Common Share

     The following table sets forth the computations of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

                                                                                        For the
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1999            1998
                                                                                ---------      ---------
Basic earnings per common share:
    Numerators:
        Income before extraordinary items                                       $  58,968      $  57,249
        Extraordinary items                                                        (4,127)            --
                                                                                ---------      ---------
        Net income                                                              $  54,841      $  57,249
                                                                                =========      =========
    Denominator:
        Weighted average number of common shares outstanding                      110,976        115,152
    Basic earnings per common share:
        Income before extraordinary items                                       $    0.53      $    0.50
        Extraordinary items                                                         (0.04)            --
                                                                                ---------      ---------
        Net income                                                              $    0.49      $    0.50
                                                                                =========      =========
Diluted earnings per common share:
    Numerators:
        Income before extraordinary items                                       $  58,968      $  57,249
        Extraordinary items                                                        (4,127)            --
                                                                                ---------      ---------
        Net income                                                              $  54,841      $  57,249
                                                                                =========      =========
    Denominator:
        Weighted average number of common shares outstanding                      110,976        115,152
        Common equivalent shares due to stock options, restricted stock and
            employee stock purchase rights                                          1,463          1,996
                                                                                ---------      ---------
        Weighted average number of diluted shares outstanding                     112,439        117,148
                                                                                =========      =========
    Diluted earnings per common share:
        Income before extraordinary items                                       $    0.52      $    0.49
        Extraordinary items                                                         (0.03)            --
                                                                                ---------      ---------
        Net income                                                              $    0.49      $    0.49
                                                                                =========      =========

Note 3 -- Business Segments

     For purposes of its disclosures in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has four reportable business segments: Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio.

     The financial information provided below has been derived from the internal profitability system used by management to monitor and manage the financial performance of the Company. The Company views its segments' performance on an operating earnings basis, which represents net income adjusted for the effects of certain non-recurring or unusual items.

     The following table sets forth certain information regarding the Company's business segments for the periods indicated (in thousands):


                                                                                                  Total                      Total
                                               Retail    Commercial    Mortgage    Investment   Reportable  Intersegment   Operating
                                              Banking      Banking      Banking     Portfolio    Segments   Eliminations   Earnings
                                              -------      -------      -------     ---------    --------   ------------   --------
For the three months ended
March 31, 1999:
    Segment revenues                         $102,258     $ 23,765     $153,481     $  9,115     $288,619     $(11,891)    $276,728
    Segment profit                             30,654       10,505       20,288        4,794       66,241       (7,273)      58,968
    Percentage of segment profit to total
        profit of reportable segments            46.3%        15.9%        30.6%         7.2%       100.0%

For the three months ended
March 31, 1998:
    Segment revenues                         $101,618     $ 21,861     $107,364     $ 13,879     $244,722     $(15,002)    $229,720
    Segment profit                             31,282       10,233       11,730        7,795       61,040      (10,978)      50,062
    Percentage of segment profit to total
        profit of reportable segments            51.2%        16.8%        19.2%        12.8%       100.0%


     For purposes of the above presentation, segment revenues reflect net interest income, less provision for loan losses, plus non-interest income. The accounting policies employed for each segment are largely the same as those described in Note 1, "Summary of Significant Accounting Policies," of the 1998 10-K in all material respects, and as such, numerous intersegment transactions are recorded to appropriately reflect each segment's performance. The Company reflects its internal results on interest-earning assets and interest-bearing liabilities on a matched funded basis and accounts for intersegment revenue and transfer costs and credits based upon estimated fair market values at the time of the transaction. Certain indirect or overhead costs are allocated to the segments based on total assets and other appropriate criteria. The segment revenues and profit above incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the performance of certain segments, which are eliminated in the preparation of the consolidated financial statements in accordance with generally accepted accounting principles.

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

     The following table sets forth reconciliations of reportable segment revenues and profit to the Company's consolidated totals for the periods indicated (in thousands):

                                                         Operating
                                             Operating    Earnings    Consolidated
                                              Earnings   Adjustments     Totals
                                              --------   -----------     ------
For the three months ended March 31, 1999:
    Segment revenues                          $276,728    $     --     $276,728
    Segment profit                              58,968      (4,127)      54,841

For the three months ended March 31, 1998:
    Segment revenues                           229,720       4,725      234,445
    Segment profit                              50,062       7,187       57,249

     Reconcilements of operating earnings to consolidated net income are provided in the following table for the periods indicated (in thousands):

                                                                                              For the
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                          1999         1998
                                                                                        --------     --------
Operating earnings                                                                      $ 58,968     $ 50,062
Items not included in operating earnings:
    Net gains related to balance sheet restructuring and risk management initiatives          --        4,725
    Income tax effect on above items                                                          --       (1,748)
    Adjustments to conform internal tax expense to corporate tax expense                      --        4,210
    Extraordinary losses on early extinguishment of debt, net of tax benefits             (4,127)          --
                                                                                        --------     --------
        Net adjustments after tax                                                         (4,127)       7,187
                                                                                        --------     --------
Consolidated net income                                                                 $ 54,841     $ 57,249
                                                                                        ========     ========

     For a further discussion of the Company's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Segments."

Note 4 -- Comprehensive Income

     The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                                 For the
                                            Three Months Ended
                                                March 31,
                                          ---------------------
                                            1999         1998
                                          --------     --------
     Net income                           $ 54,841     $ 57,249
     Other comprehensive (loss) income     (13,697)       6,727
                                          --------     --------
     Comprehensive income                 $ 41,144     $ 63,976
                                          ========     ========

Note 5 -- Acquisitions

     On April 19, 1999, the Holding Company announced that its wholly-owned subsidiary, The Dime Savings Bank of New York, FSB (the "Bank"), had entered into a definitive agreement to acquire the automobile finance business conducted by Citibank, N.A. In connection therewith, the Bank will acquire automobile loans, dealer floor-plan loans and commercial real estate loans, which, in the aggregate, amounted to approximately $930 million as of the date of the announcement. As part of this transaction, the Bank will also assume certain deposit relationships. This acquisition, which is subject to regulatory approval, is expected to close during the third quarter of 1999.

     On December 16, 1998, the Holding Company announced that it had entered into a definitive agreement to acquire Lakeview Financial Corp. ("Lakeview"), headquartered in West Paterson, New Jersey. Lakeview is the holding company for Lakeview Savings Bank, which operates eleven offices in northern New Jersey. This acquisition is expected to close during the second quarter of 1999. On a consolidated basis at January 31, 1999, Lakeview had assets of approximately $573 million and deposits of approximately $462 million. Under the terms of the agreement, holders of Lakeview's common stock were entitled to elect to receive either 0.9 of a share of the Holding Company's common stock or $24.26 in cash for each outstanding share of Lakeview common stock, subject to a requirement that, in the aggregate, 65% of Lakeview's outstanding shares of common stock will be exchanged for the Holding Company's common stock and the remaining shares will be exchanged for cash.

Note 6 -- Recent Accounting Developments

     Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," requires that, after the securitization of a mortgage loan held for sale, any retained mortgage-backed security ("MBS") should be classified in accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." However, SFAS No. 134 requires that a mortgage banking enterprise classify as trading any retained MBS that it commits to sell before or during the securitization process. The adoption of SFAS No. 134 did not materially impact the Company's financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier adoption of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after its issuance. SFAS No. 133 may not be applied retroactively to financial statements of prior periods. The Company intends to adopt SFAS No. 133 on January 1, 2000. The Company has not completed its evaluation of the effect that the adoption of SFAS No. 133 will have upon its financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain statements contained in this quarterly report on Form 10-Q are forward-looking and may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control and general economic conditions.

Results of Operations

    General

     The Company's net income for the quarter ended March 31, 1999 was $54.8 million, as compared with $57.2 million for the first quarter of 1998. Diluted earnings per common share were $0.49 for the first quarter of 1999, unchanged from the level in the same quarter one year ago. Net income and diluted earnings per common share for the first quarter of 1999 were reduced by $4.1 million and $0.03, respectively, as a result of after-tax extraordinary losses on the early extinguishment of debt.

The 1999 first quarter's results, as compared with the first quarter of 1998, were favorably affected by an increase in the net interest margin of 12 basis points, which virtually offset the impact of a lower level of average interest-earning assets, and growth in non-interest income of $42.7 million, the effect of which was partially offset by a $32.9 million increase in non-interest expense. The improvement in the net interest margin was driven by a sharp reduction in the Company's cost of funds, coupled with favorable changes in the Company's interest-earning asset mix. The higher levels of non-interest income and non-interest expense were largely associated with the Company's mortgage banking operations. Other factors affecting the comparison of the two periods included pre-tax net gains of $4.7 million recognized in the 1998 first quarter in connection with certain balance sheet restructuring and risk management initiatives, the after-tax extraordinary losses associated with debt extinguishments recognized during the first quarter of 1999 and an increase in the Company's effective income tax rate from 32% in the first quarter of 1998, which reflected the benefits of certain tax planning strategies during 1998, to 37% in the first quarter of 1999.

     The Company's annualized returns on average stockholders' equity and average assets for the first three months of 1999 were 15.66% and 1.01%, respectively, as compared with 17.63% and 1.04%, respectively, for the first three months of 1998.

    Net Interest Income

     Net interest income amounted to $135.5 million for the quarter ended March 31, 1999, as compared with $135.9 million for the comparable quarter of 1998. Net interest income was down only slightly, despite a reduction in average interest-earning assets of $833.0 million, as the net interest margin increased to 2.75% for the first quarter of 1999 from 2.63% for the first quarter of 1998. The interest rate spread for the first quarter of 1999 was 2.80%, up 18 basis points from the comparable quarter of 1998.

     The growth in the net interest margin for the first quarter of 1999, as compared with the first quarter of 1998, was driven by a reduction in the cost of average interest-bearing liabilities of 54 basis points, reflective of the relatively lower interest rate environment and the effects of the Company's strategy to increase the percentage of core deposits (consisting of demand, savings and money market deposits) to total deposits. Average core deposits for the first quarter of 1999 were $6.8 billion, or 51.0% of average total deposits, up from $6.0 billion, or 43.4% of average total deposits, for the first quarter of 1998.

     The beneficial effect on the net interest margin of the lower funding costs was partially offset by a decrease in the yield on average interest-earning assets of 36 basis points. This decline was also reflective primarily of the relatively lower interest rate environment, the impact of which was offset, in part, by favorable changes in the interest-earning asset mix, due largely to the effect of the Company's strategies in this area. Such favorable changes included growth in the aggregate average balance of commercial real estate, consumer and business loans of $776.6 million, or 24.7%, and a reduction in the average balance of MBS of $1.3 billion, or 30.7%.

     The following table sets forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, interest rate spread and net interest margin. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

                                                                           For the Three Months Ended March 31,
                                                      -----------------------------------------------------------------------------
                                                                        1999                                   1998
                                                      -------------------------------------    ------------------------------------
                                                                                    Average                                 Average
                                                        Average                      Yield/      Average                     Yield/
                                                        Balance         Interest      Cost       Balance        Interest      Cost
                                                      -----------       --------      ----     -----------      --------      ----
                                                                                (Dollars in thousands)
ASSETS
Interest-earning assets:
    Loans:
        Residential real estate (1)                   $12,011,918       $202,816      6.77%    $12,410,306      $220,787      7.12%
        Commercial real estate                          2,623,270         49,754      7.59       2,250,543        49,473      8.79
        Consumer                                        1,004,238         19,654      7.89         782,027        16,322      8.47
        Business                                          291,365          5,764      8.02         109,655         2,437      9.02
                                                      -----------       --------               -----------      --------
                Total loans                            15,930,791        277,988      7.00      15,552,531       289,019      7.44
                                                      -----------       --------               -----------      --------
    Securities:
        MBS                                             2,937,414         48,898      6.66       4,240,274        73,060      6.89
        Other securities                                  689,449         12,221      7.13         430,725         7,871      7.38
                                                      -----------       --------               -----------      --------
                Total securities                        3,626,863         61,119      6.75       4,670,999        80,931      6.94
                                                      -----------       --------               -----------      --------
    Money market investments                               38,645            506      5.30         205,748         2,849      5.54
                                                      -----------       --------               -----------      --------
                Total interest-earning assets          19,596,299        339,613      6.95      20,429,278       372,799      7.31
                                                                        --------                                --------
Other assets                                            2,023,137                                1,535,066
                                                      -----------                              -----------
Total assets                                          $21,619,436                              $21,964,344
                                                      ===========                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Deposits:
        Demand                                         $1,831,802          1,647      0.36      $1,646,170         2,471      0.61
        Savings                                         2,279,426         12,186      2.17       2,376,329        13,141      2.24
        Money market                                    2,710,909         25,182      3.77       1,984,615        17,727      3.62
        Time                                            6,548,795         80,827      5.01       7,825,253       105,689      5.48
                                                      -----------       --------               -----------      --------
                Total deposits                         13,370,932        119,842      3.63      13,832,367       139,028      4.08
                                                      -----------       --------               -----------      --------
    Borrowed funds:
        Federal funds purchased and securities sold
           under agreements to repurchase               3,066,662         37,336      4.87       2,312,470        32,703      5.66
        Federal Home Loan Bank of New
            York ("FHLBNY") advances                    2,871,617         37,283      5.19       3,670,492        53,639      5.85
        Other                                             504,673          9,654      7.65         545,194        11,518      8.45
                                                      -----------       --------               -----------      --------
                Total borrowed funds                    6,442,952         84,273      5.23       6,528,156        97,860      6.00
                                                      -----------       --------               -----------      --------
                Total interest-bearing liabilities     19,813,884        204,115      4.15      20,360,523       236,888      4.69
                                                                        --------                                --------
Other liabilities                                         404,989                                  304,581
Stockholders' equity                                    1,400,563                                1,299,240
                                                      -----------                              -----------
Total liabilities and stockholders' equity            $21,619,436                              $21,964,344
                                                      ===========                              ===========
Net interest income                                                     $135,498                                $135,911
                                                                        ========                                ========

Interest rate spread                                                                  2.80                                    2.62
Net interest margin                                                                   2.75                                    2.63

----------
(1)  Includes loans held for sale.

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

                                                For the Three Months Ended
                                                March 31, 1999 versus 1998
                                            ----------------------------------
                                                   Increase (Decrease)
                                            ----------------------------------
                                             Due to       Due to
                                             Volume        Rate         Total
                                            --------     --------     --------
                                                      (In thousands)
          Interest income:
              Total loans (1)               $  6,907     $(17,938)    $(11,031)
              Total securities               (17,650)      (2,162)     (19,812)
              Money market investments        (2,196)        (147)      (2,343)
                                            --------     --------     --------
                  Total interest income      (12,939)     (20,247)     (33,186)
                                            --------     --------     --------

          Interest expense:
              Total deposits                  (4,520)     (14,666)     (19,186)
              Total borrowed funds            (1,262)     (12,325)     (13,587)
                                            --------     --------     --------
                  Total interest expense      (5,782)     (26,991)     (32,773)
                                            --------     --------     --------
          Net interest income               $ (7,157)    $  6,744     $   (413)
                                            ========     ========     ========

          ----------
          (1)  Includes loans held for sale.

    Provision for Loan Losses

     The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $8.0 million for the first quarter of 1999, unchanged from the comparable prior year quarter. Net loan charge-offs for the quarter ended March 31, 1999 were $0.7 million, down 80.3% from $3.6 million for the first quarter of 1998. Contributing to the reduction in net charge-offs was the effect of a bulk sale in December 1998 of approximately $53 million of non-accrual and subperforming loans, substantially all of which were residential real estate loans (the "1998 NPA Sale").

    Non-Interest Income

     General. The Company's non-interest income was $149.2 million for the quarter ended March 31, 1999, up 40.1% from $106.5 million for the comparable quarter of 1998. This increase was principally driven by growth in net gains on sales of loans held for sale and a higher level of fees generated by the Company's mortgage banking operations. Non-interest income for the first quarter of 1998 included net gains of $4.7 million associated with certain balance sheet restructuring and risk management initiatives. For the first quarter of 1999, non-interest income represented 52.4% of total revenues (net interest income plus non-interest income), as compared with 43.9% for the first quarter of 1998.

     Loan Servicing and Other Fees. Loan servicing and other fees, which includes fees earned from loan servicing, loan production and certain other loan-related activities, amounted to $61.9 million for the three-month period ended March 31, 1999, an increase of $19.5 million, or 45.9%, from the corresponding period of 1998. This increase was largely attributable to a $16.9 million rise in loan servicing fees, primarily reflecting growth, and changes in the characteristics, of the loan servicing portfolio.

     At March 31, 1999, the Company's portfolio of mortgage loans serviced for others (excluding loans being subserviced by the Company) amounted to $32.5 billion, up $5.4 billion, or 20.1%, from December 31, 1998 and $12.7 billion, or 64.6%, from one year earlier. Excluding loans being subserviced, the weighted average interest rate of the loans underlying the mortgage loans serviced for others portfolio was 7.24% at the end of the 1999 first quarter, as compared with 7.37% at December 31, 1998 and 7.79% at March 31, 1998. Based on principal balances, approximately 53% of the mortgage loans serviced for others at March 31, 1999 had coupon rates of 7.00% or less, as compared with approximately 47% at December 31, 1998 and approximately 9% at March 31, 1998.

     The following table sets forth activity in the Company's portfolio of mortgage loans serviced for others for the periods indicated (in thousands):

                                              For the Three Months Ended
                                                       March 31,
                                            -----------------------------
                                                1999             1998
                                            ------------     ------------
          Balance at beginning of period    $ 27,009,693     $ 21,986,111
          Additions                            7,096,183        3,963,124
          Sales                                 (408,503)      (4,842,817)
          Runoff (1)                          (1,246,687)      (1,396,025)
                                            ------------     ------------
          Balance at end of period          $ 32,450,686     $ 19,710,393
                                            ============     ============

          ----------
          (1) Includes scheduled amortization, full and partial prepayments and other reductions.

     In connection with sales of mortgage loan servicing rights, the Company was subservicing $0.5 billion of loans at March 31, 1999, as compared with $7.9 billion and $7.6 billion at December 31, 1998 and March 31, 1998, respectively. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the servicing rights.

     Banking Service Fees. Banking service fees for the first quarter of 1999 amounted to $11.3 million, as compared with $9.0 million for the first quarter of 1998. The 25.2% increase reflects higher transaction volumes, changes in the Company's fee structure and the introduction of certain fee-based services.

     Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees totaled $8.6 million for the quarter ended March 31, 1999, up $1.1 million from the comparable prior year quarter. This increase was substantially attributable to growth in fees from insurance activities to $3.6 million for the first quarter of 1999 from $2.5 million for the first quarter of 1998, reflecting, among other factors, synergies arising from the Company's mortgage banking operations as well as the Company's heightened focus in this area.

     Net Gains on Sales Activities. Net gains on sales activities amounted to $64.3 million for the three months ended March 31, 1999, up $19.1 million, or 42.1%, from $45.2 million for the first quarter of 1998, which included net gains of $4.7 million associated with certain balance sheet restructuring and risk management initiatives.

     Net gains associated with loans held for sale increased to $64.4 million for the first quarter of 1999 from $26.2 million for the first quarter of 1998. The net gains during the first quarter of 1998 were reduced by losses of $11.4 million associated with the transfer of certain relatively lower-yielding loans from loans receivable to loans held for sale in connection with the Company's balance sheet restructuring activities. (The sales of these loans were consummated during the second and third quarters of 1998.) In total, the Company sold $7.3 billion of residential real estate loans into the secondary market during the first quarter of 1999, up from $4.3 billion during the comparable prior year quarter.

     The Company recognized securities-related net losses of $0.2 million during the first quarter of 1999, as compared with securities-related net gains of $14.1 million during the comparable quarter of 1998. The net gains during the first quarter of 1998 resulted primarily from sales of $1.2 billion of the $1.4 billion of MBS that, in December 1997, had been designated for sale in connection with a balance sheet restructuring initiative.

     Net gains on sales of mortgage servicing rights amounted to $0.5 million for the first quarter of 1999, down from $5.4 million during the comparable quarter of 1998. The net gains in the first quarter of 1998 were principally associated with a bulk sale of $4.8 billion of servicing rights in connection with the Company's risk management program. This bulk sale was intended to reduce the impact of a declining long-term interest rate environment on the value of the Company's mortgage servicing assets.

     Other. Other non-interest income was $3.1 million for the quarter ended March 31, 1999, up $0.8 million from the corresponding quarter of 1998. This increase was substantially associated with higher revenues earned from the Company's Bank-Owned Life Insurance Program.

    Non-Interest Expense

     General. Non-interest expense amounted to $183.1 million for the quarter ended March 31, 1999, up $32.9 million, or 21.9%, from the comparable quarter of 1998. This increase was largely attributable to growth in general and administrative ("G&A") expense, primarily as a result of the Company's increased mortgage banking activities, coupled with a higher level of amortization of mortgage servicing assets coincident with growth in the mortgage servicing assets portfolio.

     G&A Expense. G&A expense increased to $149.6 million for the first quarter of 1999 from $130.4 million during the same quarter one year ago. Compensation and employee benefits expense, which totaled $76.5 million for the first quarter of 1999, increased $11.7 million, or 18.0%, as compared with the first quarter of 1998, principally as a result of growth in the Company's full-time equivalent employee complement. The number of full-time equivalent employees rose to 7,241 at March 31, 1999 from 6,390 one year earlier, primarily reflecting the Company's increased mortgage banking activities, particularly in the area of loan originations. Occupancy and equipment expense increased to $24.8 million for the quarter ended March 31, 1999 from $21.9 million for the comparable quarter of 1998. Other G&A expense, which amounted to $48.3 million for the first quarter of 1999, increased $4.6 million as compared with the first quarter of 1998.

     Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $30.7 million for the first quarter of 1999, as compared with $16.9 million for the first quarter of 1998. The increase of $13.7 million, or 81.0%, was substantially reflective of growth in mortgage servicing assets.

     At March 31, 1999, the Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $891.2 million and an estimated fair value of approximately $920 million. These amounts included $79.6 million and $76.4 million, respectively, associated with derivative financial instruments. At December 31, 1998 and March 31, 1998, the carrying value of mortgage servicing assets amounted to $692.5 million and $335.5 million, respectively.

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

     Amortization of Goodwill. Amortization of goodwill amounted to $2.9 million for the three-month period ended March 31, 1999. This amount was virtually unchanged from the comparable period of 1998.

    Income Tax Expense

     Income tax expense increased to $34.6 million for the first quarter of 1999 from $26.9 million for the first quarter of 1998, reflecting a higher effective income tax rate coupled with growth in pre-tax income. The Company's effective income tax rate was 37.0% for the three-month period ended March 31, 1999, as compared with 32.0% for the comparable period of 1998. The effective tax rate in the 1998 period was favorably affected by a restructuring of assets within corporate entities.

    Extraordinary Items

     During the first quarter of 1999, the Company recognized after-tax extraordinary losses of $4.1 million on the early extinguishment of $110.0 million of long-term debt (see "Financial Condition -- Borrowed Funds").

Business Segments

     For internal management purposes, the Company has four business segments:
Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio. The Company views it segments' performance on an operating earnings basis, which represents net income adjusted for the effects of certain non-recurring or unusual items. The performance of each business segment is measured by the Company utilizing an internal profitability reporting system.

     The performance of the Company's segments will vary from period to period for a variety of factors. The primary factors are the amount of revenue earned and direct expenses incurred by each segment. However, other factors may also play an important role in reported performance. Among the most significant of these other factors are interest rate movements and general economic conditions, which influence the Company's transfer pricing, and the level of internal support expenses, which are fully allocated in the Company's internal profitability reporting process.

     The following table summarizes, for the periods indicated, operating earnings results for the Company's business segments, as well as the percentage of segment profit to total profit of reportable segments (dollars in thousands):

                                              For the Three Months Ended March 31,
                                           -----------------------------------------
                                                    1999                1998
                                           -------------------- --------------------
                                                     Percentage           Percentage
                                                      of Total             of Total
                                                     Reportable           Reportable
                                             Amount   Segments    Amount   Segments
                                             ------   --------    ------   --------
          Retail Banking                   $ 30,654     46.3%   $ 31,282     51.2%
          Commercial Banking                 10,505     15.9      10,233     16.8
          Mortgage Banking                   20,288     30.6      11,730     19.2
          Investment Portfolio                4,794      7.2       7,795     12.8
                                           --------    -----    --------    -----
              Total reportable segments      66,241    100.0%     61,040    100.0%
                                                       =====                =====
          Intersegment eliminations (1)      (7,273)             (10,978)
                                           --------             --------
          Total operating earnings         $ 58,968             $ 50,062
                                           ========             ========

          ----------
          (1) Intersegment transactions have been eliminated in consolidation. In addition, this line includes the Company's funding center, which reflects the effects of intersegment match-funding of all assets and liabilities, and transacts external borrowings on behalf of the Company.

     The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and maintenance of a portfolio of residential real estate loans receivable. Retail Banking's profit for the first quarter of 1999 was $30.7 million, a decline of $0.6 million from the same period in 1998. The impact of lower levels of residential real estate loans receivable and retail time deposits were virtually offset by growth in consumer loans receivable and core deposits and higher fee income from both banking services and insurance activities.

     The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. This segment's profit was $10.5 million in the first quarter of 1999, $0.3 million greater than that in the comparable prior year quarter. This increase was generally reflective of growth in business banking loans and deposits.

     The Mortgage Banking segment's activities, which are conducted principally through the Bank's wholly-owned subsidiary, North American Mortgage Company, include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for the Company and others. Mortgage Banking generated profits of $20.3 million in the 1999 first quarter, up from $11.7 million in the 1998 first quarter. This growth principally reflects increased gains on sales of loans as well as higher loan servicing and production fee income, the effects of which were partially offset by increases in the expense base related to this growth.

     The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity and interest rate risk and credit risk management processes. For the first quarter of 1999, the Investment Portfolio segment had profits of $4.8 million, down from $7.8 million for the same period in 1998. The recognition of certain gains on sales of securities in the 1998 period, coupled with reductions in the level of the securities portfolio, were the principal components of the period-to-period decline.

     For additional financial information on the Company's business segments, see Note 3 of Notes to Consolidated Financial Statements.

Year 2000 Issue

     The Company acknowledges the challenges posed worldwide due to the current inability of certain computer systems to properly recognize the date change from December 31, 1999 to January 1, 2000. Failure to adequately meet these challenges could have a material adverse effect on the operations of a financial institution, such as the Company. The Company has adopted a plan to prepare its computer systems, software, applications, hardware and facility systems to properly process dates beyond December 31, 1999 (the "Year 2000 Plan").

     In accordance with guidelines established by the Federal Financial Institutions Examinations Council and the Office of Thrift Supervision ("OTS"), the Company has completed both the assessment and analysis phase and the remediation phase of its Year 2000 Plan with respect to its mission-critical systems. The Company has substantially completed the testing phase of the Year 2000 Plan, including user acceptance, unit, and interface testing, with respect to its internal mission-critical systems. The Company has successfully completed the conversion of substantially all of its internal mission-critical systems, and as a result, substantially all of these systems are now year 2000 capable. The Company is in the process of conducting external interface testing with mission-critical and other material third parties and currently anticipates that such testing will be substantially completed by June 30, 1999.

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

     The Company's primary efforts are currently focused on additional testing of its converted mission-critical systems, completion of year 2000-related efforts with respect to its remaining systems and the testing and validation of its contingency plans.

     The Company has developed a campaign designed to educate and reassure its customers regarding the impact of the year 2000 issue and the readiness of the Company to face the challenges posed by the approach of the year 2000. As part of this process, the Company has begun a training program to provide employees with comprehensive information about the Company's efforts so that they can answer questions posed by individual customers and others.

     In addition, the Company is involved in ongoing communications with its significant third-party contractors, such as vendors and service providers, for the purpose of evaluating their readiness to meet the challenges of the year 2000 and the extent to which the Company may be affected by the remediation efforts connected with their systems, software, and applications. The Company cannot guarantee that the computer systems of such third parties will be remediated on a timely basis or that the failure of any such party to remediate, or a remediation that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Finally, the Company has implemented a process of ongoing credit risk assessment and monitoring of its significant commercial real estate and business lending customers in an effort to prepare for any year 2000-related risk that may result from their failure to adequately address the year 2000 issue.

     Cumulatively, since commencing its year 2000 efforts in 1997, the Company has incurred approximately $21 million of pre-tax expense in connection with the Year 2000 Plan. The Company currently anticipates that it will not incur significant additional expense in completing the implementation of the Year 2000 Plan. The total expense substantially reflects consulting fees associated with software modification, project management and programming, as well as ancillary items, but does not include such items as the cost of Company personnel involved in the Year 2000 Plan or capital expenditures that would have been made to systems regardless of the issues associated with the impending year 2000.

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

Asset/Liability Management

    General

     The Company's asset/liability management is governed by policies that are reviewed and approved annually by the Boards of Directors of the Holding Company and the Bank, which oversee the development and execution of risk management strategies in furtherance of these policies. The Asset/Liability Management Committee, which is comprised of members of the Company's senior management, monitors the Company's interest rate risk position and related strategies.

    Market Risk

     In general, market risk is the sensitivity of income to variations in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices, such as prices of equities. The Company's market rate sensitive instruments include interest-earning assets, interest-bearing liabilities and derivative financial instruments.

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

     Interest Rate Risk-Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At March 31, 1999, the Company used three major classes of derivative financial instruments in its efforts to reduce its repricing risk:
(i) interest rate swaps, where the Company pays a fixed rate and receives a floating rate; (ii) interest rate caps, where, in exchange for the payment of a premium, the Company receives the excess of a designated market interest rate over a specified strike interest rate, as applied to the notional amount of the related agreement; and (iii) interest rate swaptions, where, in exchange for the payment of a premium, the Company, at a future date, has the right to enter into interest rate swap agreements that provide for it to pay a fixed rate and receive a floating rate.

     The following table sets forth certain information on the derivative financial instruments used by the Company at March 31, 1999 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):

                                                                                         Weighted Average
                                                                         Estimated   --------------------------
                                                           Notional         Fair     Fixed-Rate  Variable-Rate
                                                            Amount          Value     Payable    Receivable (1)
                                                           --------      ---------   ----------  --------------
Interest rate swaps hedging:
    Securities available for sale                        $  239,370     $     (862)     5.64%         4.94%
    Loans receivable                                      1,471,691        (25,786)     6.33          4.95
    Borrowed funds                                          250,000           (249)     5.38          4.97
Interest rate caps hedging:
    Securities available for sale (2)                        55,896             --        --            --
    Loans receivable (2)                                     52,851             --        --            --
Interest rate swaptions hedging loans receivable (3)         20,000             --        --            --
                                                         ----------     ----------
Total                                                    $2,089,808     $  (26,897)
                                                         ==========     ==========

----------
(1) Variable rates, substantially all of which are tied to the one-month London Interbank Offered Rate ("LIBOR"), are presented on the basis of rates in effect at March 31, 1999; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.
(2) The weighted average strike rate was 8.00%. The designated market interest rates were all tied to the weekly average yield of the one-year constant maturity Treasury index.
(3)  The weighted average strike rate was 6.75%.

     The use of derivative financial instruments for interest rate risk-management purposes resulted in reductions in net interest income during the three months ended March 31, 1999 and 1998 of $6.1 million and $5.5 million, respectively.

     Mortgage Banking Risk-Management Instruments. At March 31, 1999, the Company used five major classes of derivative financial instruments to protect against the impact of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: (i) interest rate swaps, where the Company receives a fixed rate and pays a floating rate, although, in certain cases, the Company pays a fixed rate for a pre-determined period of time; (ii) interest rate floors, where, in exchange for the payment of a premium, the Company receives the excess of a specified strike interest rate over a designated market interest rate, as applied to the notional amount of the related agreement; (iii) interest rate caps, where, in exchange for the payment of a premium, the Company receives the excess of a designated market interest rate over a specified strike rate, as applied to the notional amount of the related agreement; (iv) interest rate swaptions, where, in exchange for the payment of a premium, the Company, at a future date, has the right to enter into interest rate swap agreements that provide for it to pay a fixed rate and receive a variable rate; and (v) forward contracts to purchase MBS.

     Two major classes of derivative financial instruments were used by the Company at March 31, 1999 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchased put options on MBS and interest rate futures.

     The following table sets forth certain information on the derivative financial instruments used by the Company at March 31, 1999 in connection with its mortgage banking operations, segregated by the activities that they hedge (dollars in thousands):


                                                                                                         Weighted Average
                                                                                       Estimated               Rate
                                                                       Notional           Fair      ----------------------------
                                                                        Amount           Value        Payable        Receivable
                                                                       --------        ---------    ----------    --------------
Interest rate swaps hedging mortgage servicing assets
    Pay variable rate/receive fixed rate (1)                        $   587,000        $ (2,490)       4.94%            5.88%
    Pay fixed rate/receive fixed rate (2)                               300,000           4,621        5.93             6.16
Forward starting interest rate swap hedging mortgage servicing
    assets (3)                                                          100,000           2,496        --               --
Interest rate swaptions hedging mortgage servicing assets (4)         1,085,000          14,784        --               --
Interest rate floors hedging mortgage servicing assets (5)            3,741,079          39,724        --               --
Interest rate caps hedging mortgage servicing assets (6)                400,000          20,266        --               --
Forward contracts hedging mortgage servicing assets                     610,000          (3,051)       --               --
Forward contracts hedging loans held for sale                         3,847,112           6,200        --               --
Put options purchased hedging loans held for sale                        50,000             211        --               --
                                                                    -----------        --------
Total                                                               $10,720,191        $ 82,761
                                                                    ===========        ========

----------
(1) Variable rates payable, all of which are tied to one-month LIBOR, are presented on the basis of rates in effect at March 31, 1999; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.
(2) These interest rate swaps are structured so that the Company both receives and makes fixed-rate payments for the initial two years of the agreements. During the fourth quarter of 1999, the Company will begin making variable-rate payments on these interest rate swaps that are tied to one-month LIBOR.
(3) The accrual of interest does not begin until November 1999. The variable-rate payable will be tied to one-month LIBOR. The fixed-rate receivable will be 6.38%.
(4)  The weighted average strike rate was 6.09%.
(5) The weighted average strike rate was 5.28%. The designated market interest rates were generally tied to constant maturity Treasury or swap indices.
(6) The weighted average strike rate was 6.09%. The designated market interest rates were all tied to one-month LIBOR.

     Trading Instruments. At March 31, 1999, the derivative financial instruments used by the Company for trading purposes consisted of interest rate caps with a notional amount of $165.0 million. The estimated fair value of these interest rate caps at that date was not material.

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

     The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at March 31, 1999. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                                                 Over One
                                                                                  Through         Over
                                                                   One Year        Three          Three
                                                                   or Less         Years          Years           Total
                                                                   --------       --------       --------       --------
                                                                                   (Dollars in millions)
Total interest-earning assets                                      $ 10,369       $  3,987       $  5,237       $ 19,593
Total interest-bearing liabilities                                   12,616          3,243          3,844         19,703
                                                                   --------       --------       --------       --------
Periodic gap before impact of derivative financial instruments       (2,247)           744          1,393           (110)
Impact of derivative financial instruments                            1,668           (818)          (850)            --
                                                                   --------       --------       --------       --------
Periodic gap                                                       $   (579)      $    (74)      $    543       $   (110)
                                                                   ========       ========       ========       ========
Cumulative gap                                                     $   (579)      $   (653)      $   (110)
                                                                   ========       ========       ========
Cumulative gap as a percentage of total assets                         (2.7)%         (3.0)%         (0.5)%

Management of Credit Risk

    General

     The Company's credit risk arises from the possibility that borrowers, issuers, or counterparties will not perform in accordance with contractual terms. The Company has a process of credit risk controls and management procedures by which it monitors and manages its level of credit risk.

    Non-Performing Assets

     The Company's non-performing assets consist of non-accrual loans and other real estate owned, net. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful.

     The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):

                                                      March 31,     December 31,     March 31,
                                                        1999            1998           1998
                                                     ---------       ---------       ---------
          Non-accrual loans:
              Residential real estate                $  44,877       $  37,771       $  89,907
              Commercial real estate                    10,753          11,992          26,618
              Consumer                                   4,950           5,292           5,670
              Business                                      24              56             382
                                                     ---------       ---------       ---------
                  Total non-accrual loans               60,604          55,111         122,577
                                                     ---------       ---------       ---------
          Other real estate owned, net:
              Residential real estate                   11,582          15,170          19,209
              Commercial real estate                    13,516          14,505           7,302
              Allowance for losses                      (1,196)         (1,443)         (1,682)
                                                     ---------       ---------       ---------
                  Total other real estate owned, net    23,902          28,232          24,829
                                                     ---------       ---------       ---------
          Total non-performing assets                $  84,506       $  83,343       $ 147,406
                                                     =========       =========       =========

          Non-performing assets to total assets           0.39%           0.37%           0.67%
          Non-accrual loans to loans receivable           0.48            0.43            0.96

     Contributing to the decline of $62.9 million, or 42.7%, in non-performing assets from March 31, 1998 to March 31, 1999 was the impact of the 1998 NPA Sale.

     The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loans receivable portfolio, which the Company expects will continue to change over time.

     The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at March 31, 1999, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                             Delinquency Period
                                      -------------------------------
                                      30 - 59     60 - 89
                                        Days        Days       Total
                                      -------     -------     -------
          Residential real estate     $49,559     $18,484     $68,043
          Commercial real estate        1,710          --       1,710
          Consumer                      2,858       2,156       5,014
          Business                        228          92         320
                                      -------     -------     -------
          Total                       $54,355     $20,732     $75,087
                                      =======     =======     =======

Allowance for Loan Losses

     The Company's allowance for loan losses, which amounted to $112.4 million at March 31, 1999, is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loans receivable portfolio. While the Company believes that the allowance for loan losses is adequate, additions to the allowance for loan losses may be necessary in the event of future adverse changes in economic and other conditions that the Company is unable to predict.

     The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                                            For the
                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      1999           1998
                                                   ---------      ---------
          Balance at beginning of period           $ 105,081      $ 104,718
          Provision for loan losses                    8,000          8,000
          Loan charge-offs:
              Residential real estate                 (2,750)        (6,231)
              Commercial real estate                    (306)          (193)
              Consumer                                  (682)          (702)
              Business                                   (27)            --
                                                   ---------      ---------
                      Total loan charge-offs          (3,765)        (7,126)
                                                   ---------      ---------
          Loan recoveries:
              Residential real estate                  1,022          1,111
              Commercial real estate                   1,595          1,903
              Consumer                                   436            483
              Business                                    --              7
                                                   ---------      ---------
                      Total loan recoveries            3,053          3,504
                                                   ---------      ---------
                          Net loan charge-offs          (712)        (3,622)
                                                   ---------      ---------
          Balance at end of period                 $ 112,369      $ 109,096
                                                   =========      =========

     The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:

                                               March 31,     December 31,      March 31,
                                                 1999           1998             1998
                                                 ----           ----             ----
          Allowance for loan losses to:
              Loans receivable                   0.89%          0.82%            0.85%
              Non-accrual loans                185.42         190.67            89.00

    MBS

     Of the $2.9 billion carrying value of the Company's MBS available for sale portfolio at March 31, 1999, $1.9 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA. While substantially all of the privately-issued MBS held by the Company at March 31, 1999 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

    Derivative Financial Instruments

     The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. There were no past due amounts related to the Company's derivative financial instruments at March 31, 1999 or December 31, 1998.

Financial Condition

    General

     The Company's total assets amounted to $21.6 billion at March 31, 1999, down $770.5 million from December 31, 1998. Contributing significantly to the reduction in total assets was a lower level of loans held for sale.

    Securities Available for Sale

     The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):

                                                                     March 31, 1999              December 31, 1998
                                                               -------------------------     -------------------------
                                                               Amortized      Estimated      Amortized      Estimated
                                                                  Cost        Fair Value        Cost        Fair Value
                                                               ----------     ----------     ----------     ----------
MBS:
    Pass-through securities:
        Privately-issued                                       $1,805,551     $1,788,308     $1,795,369     $1,775,264
        U.S. government agencies                                1,061,806      1,058,804      1,002,850      1,008,921
    Collateralized mortgage obligations-- privately-issued         99,878        100,007        179,407        179,484
    Interest-only                                                   1,220            553          1,286            628
                                                               ----------     ----------     ----------     ----------
            Total MBS                                           2,968,455      2,947,672      2,978,912      2,964,297
                                                               ----------     ----------     ----------     ----------
Other debt securities:
    U. S. government and federal agencies                           2,009          2,011          3,492          3,525
    State and municipal                                            10,080          9,864         13,036         12,834
    Domestic corporate                                            351,290        343,084        333,683        343,095
    Other                                                             500            500            500            500
                                                               ----------     ----------     ----------     ----------
            Total other debt securities                           363,879        355,459        350,711        359,954
                                                               ----------     ----------     ----------     ----------
Equity securities                                                   5,066          4,758          5,529          5,193
                                                               ----------     ----------     ----------     ----------
Total securities available for sale                            $3,337,400     $3,307,889     $3,335,152     $3,329,444
                                                               ==========     ==========     ==========     ==========

    Loans

     Loans held for sale into the secondary market in connection with the Company's mortgage banking activities amounted to $3.1 billion at March 31, 1999. This represents a decline of $801.7 million from the level at the end of 1998.

     Loans receivable (exclusive of the allowance for loan losses) amounted to $12.6 billion at March 31, 1999, down $155.7 million from year-end 1998. This decline was attributable to a reduction in residential real estate loans receivable of $386.4 million, or 4.3%, the effect of which was partially offset by aggregate growth in commercial real estate, consumer and business loans in the amount of $230.7 million, or 6.0%.

     A key component of the Company's strategy with respect to its loans receivable is to continue to increase the aggregate percentage of its commercial real estate, consumer and business loans receivable to total loans receivable. At March 31, 1999, these loans comprised 32.2% of total loans receivable, up from 30.0% at December 31, 1998 and 24.9% at March 31, 1998. In connection with this strategy, on April 19, 1999, the Company announced that it had entered into an agreement to acquire the automobile finance business conducted by Citibank, N.A. This transaction, which remains subject to regulatory approval, is expected to close during the third quarter of 1999. The loan portfolio to be acquired in connection with this acquisition, which is comprised of automobile loans, dealer floor-plan loans and commercial real estate loans, amounted to approximately $930 million as of the announcement date.

     The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):

                                           March 31, 1999             December 31, 1998
                                      -----------------------     --------------------------
                                                   Percentage                     Percentage
                                          Amount    of Total         Amount        of Total
                                      -----------  ----------     -----------     ----------
          Residential real estate     $ 8,533,425     67.8%       $ 8,919,817        70.0%
          Commercial real estate        2,695,311     21.4          2,567,750        20.1
          Consumer                      1,044,422      8.3            973,230         7.6
          Business                        319,191      2.5            287,271         2.3
                                      -----------    -----        -----------       -----
          Total loans receivable      $12,592,349    100.0%       $12,748,068       100.0%
                                      ===========    =====        ===========       =====

     Loan production, which includes originations and purchases for the loans receivable portfolio and for sale into the secondary market, amounted to $7.6 billion for the three-month period ended March 31, 1999, up $550.2 million from the comparable period in 1998. This increase reflects growth in residential real estate loan production of $385.4 million, or 5.8%, commercial real estate loan production of $48.0 million, or 24.1%, consumer loan production of $61.8 million, or 41.3%, and business loan production of $55.1 million, or 129.9%.

     The following table summarizes the Company's loan production for the periods indicated (in thousands):

                                                         For the Three Months
                                                               Ended
                                                              March 31,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------
          Residential real estate:
              For sale into the secondary market     $6,625,719     $5,731,387
              For portfolio                             461,039        969,990
                                                     ----------     ----------
                  Total residential real estate       7,086,758      6,701,377
                                                     ----------     ----------
          Commercial real estate                        247,282        199,301
          Consumer                                      211,355        149,531
          Business                                       97,442         42,390
                                                     ----------     ----------
          Total loan production                      $7,642,837     $7,092,599
                                                     ==========     ==========

    Deposits

     Total deposits, which amounted to $13.2 billion at March 31, 1999, decreased $485.5 million from year-end 1998, primarily due to a reduction of $372.0 million, or 5.5%, in time deposits. Part of the Company's strategy with respect to its deposits is to increase the percentage of core deposits to total deposits. At the end of the first quarter of 1999, core deposits represented 51.6% of total deposits, up from 50.6% at year-end 1998 and 44.6% at March 31, 1998.

     The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):

                                      March 31, 1999            December 31, 1998
                                 -----------------------    ------------------------
                                              Percentage                  Percentage
                                   Amount      of Total        Amount      of Total
                                 -----------  ----------    -----------   ----------
          Core:
              Demand             $ 1,714,125      13.0%     $ 1,976,122      14.5%
              Savings              2,263,369      17.2        2,291,782      16.8
              Money market         2,811,232      21.4        2,634,312      19.3
                                 -----------     -----      -----------     -----
                  Total core       6,788,726      51.6        6,902,216      50.6
                                 -----------     -----      -----------     -----
          Time                     6,377,222      48.4        6,749,244      49.4
                                 -----------     -----      -----------     -----
          Total deposits         $13,165,948     100.0%     $13,651,460     100.0%
                                 ===========     =====      ===========     =====

     At March 31, 1999, the Bank operated 89 branches in the greater New York City metropolitan area. Once completed, the acquisition of Lakeview will add eleven branches, all of which are located in northern New Jersey, to the Bank's network. At January 31, 1999, Lakeview had deposits totaling approximately $462 million.

    Borrowed Funds

        The following table sets forth a summary of the Company's borrowed funds at the dates indicated (dollars in thousands):

                                                           March 31, 1999                              December 31, 1998
                                              ----------------------------------------     ----------------------------------------
                                              Short-Term      Long-Term        Total       Short-Term      Long-Term        Total
                                              ----------     ----------     ----------     ----------     ----------     ----------
Federal funds purchased and securities
    sold under agreements to repurchase       $3,263,446     $       --     $3,263,446     $2,245,218     $       --     $2,245,218
FHLBNY advances                                2,292,544        429,655      2,722,199      3,647,330        429,785      4,077,115
Senior notes                                          --        198,759        198,759         99,929         98,977        198,906
Guaranteed preferred beneficial interests
    in Dime Bancorp, Inc.'s junior
    subordinated deferrable interest
    debentures                                        --        152,203        152,203             --        162,005        162,005
Other                                            128,727         71,250        199,977          9,474         80,130         89,604
                                              ----------     ----------     ----------     ----------     ----------     ----------
Total borrowed funds                          $5,684,717     $  851,867     $6,536,584     $6,001,951     $  770,897     $6,772,848
                                              ==========     ==========     ==========     ==========     ==========     ==========

     During January 1999, the Holding Company, at its option, redeemed all $100.0 million of its outstanding 10.50% senior notes due November 2005 and purchased $10.0 million of the outstanding guaranteed preferred beneficial interests in its 9.33% junior subordinated deferrable interest debentures. These transactions resulted in pre-tax extraordinary losses of $6.0 million and $1.2 million, respectively.

     In connection with an effective shelf registration, the Holding Company, in January 1999, issued $200.0 million of unsecured 6.375% senior notes due January 2001 (the "6.375% Senior Notes"). At March 31, 1999, the remaining amount of debentures, notes or other unsecured evidences of indebtedness that could be issued under this shelf registration was $100.0 million. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

    Stockholders' Equity

     Stockholders' equity amounted to $1.4 billion at March 31, 1999, up $31.1 million from year-end 1998. The growth in stockholders' equity was limited principally by the effects of a $13.7 million increase in the Company's accumulated other comprehensive loss, treasury stock purchases totaling $6.2 million, and cash dividends aggregating $5.6 million paid by the Holding Company on its common stock.

     At the end of the first quarter of 1999, stockholders' equity represented 6.57% of total assets, as compared with 6.21% at December 31, 1998. Book value per common share and tangible book value per common share increased to $12.72 and $10.65, respectively, at March 31, 1999 from $12.42 and $10.35, respectively, at the end of 1998.

     During the first quarter of 1999, the Holding Company repurchased 259,000 shares of its common stock. These repurchases were made pursuant to a program announced in September 1998 and under which the Holding Company is authorized to repurchase up to approximately 5.6 million shares of its outstanding common stock. Through March 31, 1999, the Holding Company repurchased a total of 594,000 shares of its common stock in connection with this program. No time limit was established to complete this program.

     Cash dividends declared and paid by the Holding Company on its common stock were $0.05 per share in the first quarter of 1999, up from $0.04 per share in the first quarter of 1998. The Holding Company's common stock dividend payout ratio increased to 10.20% for the first quarter of 1999 from 8.16% for the first quarter of 1998.

     On April 23, 1999, the Holding Company announced the declaration of a cash dividend of $0.06 per share on its common stock. This dividend will be paid on June 2, 1999 to stockholders of record as of the close of business on May 21, 1999.

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

     Under OTS regulations, the Bank must maintain average eligible liquid assets for each calendar quarter of not less than 4.00% of its liquidity base. The Bank was in compliance with these regulations for the first quarter of 1999.

Regulatory Capital

     Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, core capital of at least 3.00% of adjusted total assets, and total risk-based capital of at least 8.00% of risk-weighted assets. The Bank exceeded these capital requirements at March 31, 1999.

     Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10% or more, its ratio of Tier 1 ("core") capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At March 31, 1999, the Bank met the published standards for a well capitalized designation under these regulations.

     The following table sets forth the regulatory capital position of the Bank at the dates indicated (dollars in thousands):

                                           March 31, 1999              December 31, 1998
                                        --------------------         --------------------
                                          Amount       Ratio           Amount       Ratio
                                        ----------     -----         ----------     -----
          Tangible and core capital     $1,326,971      6.25%        $1,282,010      5.82%
          Tier 1 risk-based capital      1,326,971     10.18          1,282,010      9.58
          Total risk-based capital       1,439,340     11.04          1,387,091     10.37

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

     There are approximately 130 cases involving similar issues pending in the United States Court of Federal Claims, which has entered summary judgment for the plaintiffs as to liability, but not damages, in a small number of the cases. The first three of those cases, referred to as the Winstar cases, were appealed to the United States Supreme Court, which, on July 1, 1996, affirmed the decision that the Government was liable for breach of contract in those cases.

     All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the merger of Anchor Bancorp and Anchor Savings with and into the Holding Company and the Bank, respectively, were assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases. The OCMO imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the Government's actions with that contract in each of the related transactions. The Government has disputed the existence of a contract in each case and cross-moved for summary judgment. The Government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Government then submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by the plaintiff. On March 31, 1998, the Bank, as directed by the Court, submitted a proposed order imposing liability on the Government as to each of the Bank's claims. On April 30, 1998, the Government served its opposition to the entry of the order. Final submissions were made on May 15, 1998 by the Bank and May 22, 1998 by the Government. No date has been set for argument on the Bank's request to enter judgment. It is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when the Chief Judge will schedule a trial on damages and any remaining liability issues.

     Commencing in April 1998, the oldest 30 of the pending cases (after excluding certain specific cases) that elected to proceed were allowed to commence full discovery as to liability and damages in their cases. The case-specific discovery will continue through July 1999, unless further extended by the Court. The second 30 cases will start discovery in 1999, and so on. Discovery of damage experts will follow the fact discovery in each case. Cases will not be assigned to trial judges until after the fact discovery is completed. The Bank is among the first 30 plaintiffs and commenced full case-specific discovery on April 1, 1998.

     There have been two court decisions determining damages in the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages was concluded in April 1998, with closing arguments held in September 1998. A decision was handed down in that case on April 9, 1999, and it ordered the Government to pay $909 million in restitution and non-overlapping reliance damages to the plaintiff, Glendale Federal Bank, FSB. A second decision was issued on April 16, 1999 in the California Federal Bank case, and the Government was ordered to pay damages of $33 million on a cost of replacement capital theory. Based on the facts of each case, neither court entered judgment for lost profits (otherwise known as expectancy damages). A trial in one other case also recently ended, and a decision is expected shortly. It also is likely that the determinations of damages by the Court of Federal Claims in at least the Glendale and California Federal Bank cases will be appealed. It is impossible, therefore, to predict the measure of damages that will be upheld in cases in which liability is found.

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

     The Company continues to believe that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted. The Company also believes that it is entitled to damages under each of the primary damage theories considered by the courts in the Glendale and California Federal Bank cases, including: restitution; reliance; cost of replacement capital; and expectancy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 12 --  Ratio of Earnings to Fixed Charges
         Exhibit 27 --  Financial Data Schedule

(b)      Reports on Form 8-K

     During the three-month period ended March 31, 1999, the Holding Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

     -- Form 8-K, filed on January 21, 1999, containing the press release that announced the Company's consolidated financial results for the quarter and year ended December 31, 1998.

     -- Form 8-K, filed on January 28, 1999, announcing the Holding Company's issuance, on January 27, 1999, of the 6.375% Senior Notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DIME BANCORP, INC.
                            (Registrant)


Dated: May 14, 1999         By:  /s/ Lawrence J. Toal
                                 ---------------------------
                                 Lawrence J. Toal
                                 Chairman of the Board, Chief Executive Officer,
                                   President and Chief Operating Officer


Dated: May 14, 1999         By:  /s/ Anthony R. Burriesci
                                 ---------------------------
                                 Anthony R. Burriesci
                                 Executive Vice President and
                                   Chief Financial Officer


Dated: May 14, 1999         By:  /s/ John F. Kennedy
                                 ---------------------------
                                 John F. Kennedy
                                 Controller and Chief Accounting Officer

                                  EXHIBIT INDEX



Exhibit
Number            Identification of Exhibit
------            -------------------------

12                Ratio of Earnings to Fixed Charges

27                Financial Data Schedule (filed electronically)