Form 10-Q
period 1999-06-30
DIME BANCORP INC
filed 1999-08-16
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                  Yes x                                No

As of July 31, 1999, the registrant had 113,473,774 shares of common stock, $0.01 par value, outstanding.

                               DIME BANCORP, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of June 30, 1999 and December 31, 1998        3

                Consolidated Statements of Income for the Three Months and Six Months Ended June 30,
                    1999 and 1998                                                                               4

                Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended
                    June 30, 1999 and 1998                                                                      5

                Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998           6

                Notes to Consolidated Financial Statements                                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                            31

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     31

Item 4.  Submission of Matters to a Vote of Security Holders                                                   33

Item 6.  Exhibits and Reports on Form 8-K                                                                      33

SIGNATURES                                                                                                     34

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     1999                1998
                                                                                 ------------        ------------
ASSETS
Cash and due from banks                                                          $    300,543        $    279,490
Money market investments                                                               12,588              78,287
Securities available for sale                                                       3,498,006           3,329,444
Federal Home Loan Bank of New York stock                                              328,732             324,106
Loans held for sale                                                                 2,512,648           3,884,886
Loans receivable, net:
    Residential real estate loans                                                   8,088,718           8,919,817
    Commercial real estate loans                                                    3,005,934           2,567,750
    Consumer loans                                                                  1,266,334             973,230
    Business loans                                                                    350,196             287,271
    Allowance for loan losses                                                        (121,381)           (105,081)
                                                                                 ------------        ------------
        Total loans receivable, net                                                12,589,801          12,642,987
                                                                                 ------------        ------------
Accrued interest receivable                                                            99,205              97,124
Premises and equipment, net                                                           186,113             170,879
Mortgage servicing assets                                                             882,800             692,473
Other assets                                                                        1,019,347             821,174
                                                                                 ------------        ------------
Total assets                                                                     $ 21,429,783        $ 22,320,850
                                                                                 ============        ============

LIABILITIES
Deposits                                                                         $ 13,414,798        $ 13,651,460
Federal funds purchased and securities sold under agreements to repurchase          1,925,528           2,245,218
Other short-term borrowings                                                         3,042,579           3,756,733
Long-term debt                                                                      1,000,232             608,892
Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s junior
    subordinated deferrable interest debentures                                       152,208             162,005
Other liabilities                                                                     400,995             510,877
                                                                                 ------------        ------------
        Total liabilities                                                          19,936,340          20,935,185
                                                                                 ------------        ------------

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (350,000,000 shares authorized and
    120,252,459 shares issued at June 30, 1999 and December 31, 1998)                   1,203               1,203
Additional paid-in capital                                                          1,165,759           1,165,251
Retained earnings                                                                     561,428             463,907
Treasury stock, at cost (6,713,450 shares at June 30, 1999 and 8,682,858
    shares at December 31, 1998)                                                     (180,480)           (233,965)
Accumulated other comprehensive loss                                                  (48,642)             (3,285)
Unearned compensation                                                                  (5,825)             (7,446)
                                                                                 ------------        ------------
        Total stockholders' equity                                                  1,493,443           1,385,665
                                                                                 ------------        ------------
Total liabilities and stockholders' equity                                       $ 21,429,783        $ 22,320,850
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

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  FOR THE                   FOR THE
                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                  JUNE 30,                  JUNE 30,
                                                                       -------------------------       --------------------------
                                                                         1999            1998            1999             1998
                                                                       ---------       ---------       ---------        ---------
INTEREST INCOME
Residential real estate loans                                          $ 187,254       $ 225,465       $ 390,070        $ 446,252
Commercial real estate loans                                              53,921          49,406         103,675           98,879
Consumer loans                                                            22,042          17,181          41,696           33,503
Business loans                                                             6,290           2,938          12,054            5,375
Mortgage-backed securities                                                52,545          50,878         101,443          123,938
Other securities                                                          12,696           9,677          24,917           17,548
Money market investments                                                     270           1,566             776            4,415
                                                                       ---------       ---------       ---------        ---------
        Total interest income                                            335,018         357,111         674,631          729,910
                                                                       ---------       ---------       ---------        ---------

INTEREST EXPENSE
Deposits                                                                 116,511         139,037         236,353          278,065
Borrowed funds                                                            78,617          87,237         162,890          185,097
                                                                       ---------       ---------       ---------        ---------
        Total interest expense                                           195,128         226,274         399,243          463,162
                                                                       ---------       ---------       ---------        ---------
        Net interest income                                              139,890         130,837         275,388          266,748
Provision for loan losses                                                  7,500           8,000          15,500           16,000
                                                                       ---------       ---------       ---------        ---------
        Net interest income after provision for loan losses              132,390         122,837         259,888          250,748
                                                                       ---------       ---------       ---------        ---------

NON-INTEREST INCOME
Loan servicing and production fees                                        69,716          42,631         131,644           85,081
Banking service fees                                                      12,587          10,168          23,854           19,168
Securities and insurance brokerage fees                                   10,052           8,957          18,656           16,467
Net gains on sales activities                                             57,696          63,743         122,003          108,991
Other                                                                      2,452           2,491           5,576            4,817
                                                                       ---------       ---------       ---------        ---------
        Total non-interest income                                        152,503         127,990         301,733          234,524
                                                                       ---------       ---------       ---------        ---------

NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                                    75,201          69,661         151,674          134,456
    Occupancy and equipment                                               25,901          22,467          50,687           44,331
    Other                                                                 48,559          53,280          96,896           97,063
                                                                       ---------       ---------       ---------        ---------
        Total general and administrative expense                         149,661         145,408         299,257          275,850
Amortization of mortgage servicing assets                                 35,200          16,897          65,857           33,832
Amortization of goodwill                                                   3,497           2,836           6,373            5,715
                                                                       ---------       ---------       ---------        ---------
        Total non-interest expense                                       188,358         165,141         371,487          315,397
                                                                       ---------       ---------       ---------        ---------
Income before income tax expense and extraordinary items                  96,535          85,686         190,134          169,875
Income tax expense                                                        35,718          27,420          70,349           54,360
                                                                       ---------       ---------       ---------        ---------
Income before extraordinary items                                         60,817          58,266         119,785          115,515
Extraordinary items -- losses on early extinguishment of
    debt, net of tax benefits of $3,044                                       --              --          (4,127)              --
                                                                       ---------       ---------       ---------        ---------
Net income                                                             $  60,817       $  58,266       $ 115,658        $ 115,515
                                                                       =========       =========       =========        =========

PER COMMON SHARE
Basic earnings:
    Income before extraordinary items                                  $    0.54       $    0.51       $    1.08        $    1.01
    Extraordinary items                                                       --              --           (0.04)              --
                                                                       ---------       ---------       ---------        ---------
    Net income                                                         $    0.54       $    0.51       $    1.04        $    1.01
                                                                       =========       =========       =========        =========
Diluted earnings:
    Income before extraordinary items                                  $    0.54       $    0.50       $    1.06        $    0.99
    Extraordinary items                                                       --              --           (0.03)              --
                                                                       ---------       ---------       ---------        ---------
    Net income                                                         $    0.54       $    0.50       $    1.03        $    0.99
                                                                       =========       =========       =========        =========

Dividends declared                                                     $    0.06       $    0.05       $    0.11        $    0.09

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                              ------------------------------
                                                                  1999               1998
                                                              -----------        -----------
COMMON STOCK
Balance at beginning of period                                $     1,203        $     1,203
                                                              -----------        -----------
    Balance at end of period                                        1,203              1,203
                                                              -----------        -----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                  1,165,251          1,158,221
Tax benefit on stock options exercised                                508              3,354
                                                              -----------        -----------
    Balance at end of period                                    1,165,759          1,161,575
                                                              -----------        -----------

RETAINED EARNINGS
Balance at beginning of period                                    463,907            261,201
Net income                                                        115,658            115,515
Cash dividends declared on common stock                           (12,224)           (10,295)
Treasury stock issued in connection with acquisition               (4,256)                --
Treasury stock issued under employee benefit plans, net            (1,657)            (7,615)
                                                              -----------        -----------
    Balance at end of period                                      561,428            358,806
                                                              -----------        -----------

TREASURY STOCK, AT COST
Balance at beginning of period                                   (233,965)           (95,221)
Treasury stock purchased                                          (22,626)          (113,106)
Treasury stock issued in connection with acquisition               73,444                 --
Treasury stock issued under employee benefit plans, net             2,667             26,690
                                                              -----------        -----------
    Balance at end of period                                     (180,480)          (181,637)
                                                              -----------        -----------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                                     (3,285)            (9,534)
Other comprehensive (loss) income                                 (45,357)             7,506
                                                              -----------        -----------
    Balance at end of period                                      (48,642)            (2,028)
                                                              -----------        -----------

UNEARNED COMPENSATION
Balance at beginning of period                                     (7,446)            (1,012)
Restricted stock activity, net                                          7             (7,748)
Amortization of unearned compensation, net                          1,614              1,224
                                                              -----------        -----------
    Balance at end of period                                       (5,825)            (7,536)
                                                              -----------        -----------

Total stockholders' equity                                    $ 1,493,443        $ 1,330,383
                                                              ===========        ===========


          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                     1999               1998
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $   115,658        $   115,515
Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Provision for loan losses                                                      15,500             16,000
        Depreciation, amortization and accretion, net                                 103,054             73,735
        Provision for deferred income tax expense                                      55,708             44,572
        Net securities losses (gains)                                                      47            (16,946)
        Losses on early extinguishment of debt                                          7,171                 --
        Net decrease (increase) in loans held for sale                              1,372,238           (697,194)
        Other, net                                                                   (302,952)          (167,267)
                                                                                  -----------        -----------
            Net cash provided (used) by operating activities                        1,366,424           (631,585)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                         (1,193,058)          (181,736)
Proceeds from sales of securities available for sale                                  867,663          1,489,480
Proceeds from maturities of securities available for sale                             524,838            791,041
Purchases of Federal Home Loan Bank of New York stock                                      --            (20,819)
Loans receivable originated and purchased, net of principal payments                 (195,018)          (453,506)
Proceeds from sales of loans                                                           48,979              2,257
Acquisitions, net of cash and cash equivalents acquired                               (16,578)                --
Proceeds from sales of other real estate owned                                         11,284              8,732
Net purchases of premises and equipment                                               (23,166)           (26,164)
                                                                                  -----------        -----------
            Net cash provided by investing activities                                  24,944          1,609,285
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                                  (698,609)           185,212
Net decrease in borrowings with original maturities of three months or less          (558,974)          (990,439)
Proceeds from other borrowings                                                        100,645                 --
Repayments of other borrowings                                                       (245,243)          (238,164)
Proceeds from issuances of common and treasury stock                                    1,017             11,327
Purchases of treasury stock                                                           (22,626)          (113,106)
Cash dividends paid on common stock                                                   (12,224)           (10,295)
                                                                                  -----------        -----------
            Net cash used by financing activities                                  (1,436,014)        (1,155,465)
                                                                                  -----------        -----------

Net decrease in cash and cash equivalents                                             (44,646)          (177,765)
Cash and cash equivalents at beginning of period                                      357,777            452,527
                                                                                  -----------        -----------
Cash and cash equivalents at end of period                                        $   313,131        $   274,762
                                                                                  ===========        ===========

Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                              $   395,940        $   474,602
    Income tax payments (refunds), net                                                  3,499             (3,500)
Supplemental non-cash investing information:
    Securitization of loans receivable                                                491,761                 --
    Loans held for sale transferred to loans receivable                                    --            296,608
    Loans receivable transferred to loans held for sale                                    --            779,719


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements as of the dates, or for the periods, indicated. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). Certain amounts in the prior periods have been reclassified to conform with the presentation for the current period. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 -- EARNINGS PER COMMON SHARE

         The following table sets forth the computations of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

                                                                                   FOR THE                    FOR THE
                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                          -------------------------     ----------------------
                                                                            1999            1998          1999             1998
                                                                          ---------       ---------     ---------        ---------
  Basic earnings per common share:
      Numerators:
          Income before extraordinary items                               $  60,817       $  58,266     $ 119,785        $ 115,515
          Extraordinary items                                                    --              --        (4,127)              --
                                                                          ---------       ---------     ---------        ---------
          Net income                                                      $  60,817       $  58,266     $ 115,658        $ 115,515
                                                                          =========       =========     =========        =========
      Denominator:
          Weighted average number of common shares outstanding              111,958         114,016       111,470          114,584
      Basic earnings per common share:
          Income before extraordinary items                               $    0.54       $    0.51     $    1.08        $    1.01
          Extraordinary items                                                    --              --         (0.04)              --
                                                                          ---------       ---------     ---------        ---------
          Net income                                                      $    0.54       $    0.51     $    1.04        $    1.01
                                                                          =========       =========     =========        =========
  Diluted earnings per common share:
      Numerators:
          Income before extraordinary items                               $  60,817       $  58,266     $ 119,785        $ 115,515
          Extraordinary items                                                    --              --        (4,127)              --
                                                                          ---------       ---------     ---------        ---------
          Net income                                                      $  60,817       $  58,266     $ 115,658        $ 115,515
                                                                          =========       =========     =========        =========
      Denominator:
          Weighted average number of common shares outstanding              111,958         114,016       111,470          114,584
          Common equivalent shares due to stock options, restricted
              stock and employee stock purchase rights                        1,281           1,790         1,371            1,893
                                                                          ---------       ---------     ---------        ---------
          Weighted average number of diluted shares outstanding             113,239         115,806       112,841          116,477
                                                                          =========       =========     =========        =========
      Diluted earnings per common share:
          Income before extraordinary items                               $    0.54       $    0.50     $    1.06        $    0.99
          Extraordinary items                                                    --              --         (0.03)              --
                                                                          ---------       ---------     ---------        ---------
          Net income                                                      $    0.54       $    0.50     $    1.03        $    0.99
                                                                          =========       =========     =========        =========

NOTE 3 -- COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                                FOR THE                          FOR THE
                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                        --------------------------       ----------------------
                                           1999             1998            1999             1998
                                        ---------        ---------       ---------        ---------
Net income                              $  60,817        $  58,266       $ 115,658        $ 115,515
Other comprehensive (loss) income         (31,660)             779         (45,357)           7,506
                                        ---------        ---------       ---------        ---------
Comprehensive income                    $  29,157        $  59,045       $  70,301        $ 123,021
                                        =========        =========       =========        =========



NOTE 4 -- ACQUISITIONS

         After the close of business on May 21, 1999, the Company acquired Lakeview Financial Corp ("Lakeview") in a transaction accounted for under the purchase method (the "Lakeview Acquisition"). Lakeview was the holding company for Lakeview Savings Bank, which, at the date of acquisition, operated 11 branches in northern New Jersey. At the date of acquisition, Lakeview had consolidated assets of $560.6 million, including loans receivable, net, of $282.0 million, and consolidated liabilities of $515.9 million, including deposits of $461.9 million. Under the terms of the agreement, holders of Lakeview's common stock received either 0.9 of a share of the Holding Company's common stock or $24.26 in cash for each outstanding share of Lakeview common stock. In connection therewith, the Holding Company issued 2,851,938 shares of its common stock from treasury at an aggregate assigned cost of $69.2 million and paid a total of $41.4 million in cash. Goodwill arising from the Lakeview Acquisition amounted to $75.5 million as of June 30, 1999.

         On April 19, 1999, the Holding Company announced that its wholly-owned subsidiary, The Dime Savings Bank of New York, FSB (the "Bank"), had entered into a definitive agreement to acquire the automobile finance business conducted by Citibank, N.A. ("Citibank"). This acquisition was consummated effective as of August 1, 1999 and was accounted for under the purchase method (the "Citibank Automobile Finance Business Acquisition"). In connection therewith, the Bank acquired loans receivable of approximately $950 million, consisting largely of consumer and business loans. As part of this transaction, the Bank also assumed deposits of approximately $50 million.

         On May 27, 1999, the Holding Company announced that the Bank had entered into a definitive agreement to acquire all of KeyBank N.A.'s ("KeyBank") 28 banking branches located in New York's Nassau and Suffolk Counties (the "Pending KeyBank Branch Acquisition"). At the date of the announcement, these branches had approximately $1.3 billion of deposits. As part of this transaction, the Bank will also acquire business and consumer loans associated with these branches, the total of which amounted to approximately $415 million as of the announcement date. This acquisition, which is subject to regulatory approval, is currently expected to close in October 1999 and will be accounted for using the purchase method.

NOTE 5 -- RECENT ACCOUNTING DEVELOPMENTS

         Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134, which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," requires that, after the securitization of a mortgage loan held for sale, any retained mortgage-backed security ("MBS") should be classified in accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." However, SFAS No. 134 requires that a mortgage banking enterprise classify as trading any retained MBS that it commits to sell before or during the securitization process. The adoption of SFAS No. 134 did not materially impact the Company's financial condition or results of operations.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. SFAS No. 133, as amended in July 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS No. 133 on January 1, 2001. The Company has not completed its evaluation of the effect that the adoption of SFAS No. 133 will have upon its financial condition and results of operations.

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

RESULTS OF OPERATIONS

    General

         Net income was $60.8 million for the quarter ended June 30, 1999, as compared with $58.3 million for the corresponding prior year quarter, and $115.7 million for the first six months of 1999, as compared with $115.5 million for the comparable period of 1998. Diluted earnings per common share were $0.54 for the second quarter of 1999, up 8.0% from $0.50 for the same quarter one year ago. For the first six months of 1999, diluted earnings per common share were $1.03, an increase of 4.0% from $0.99 for the comparable year-ago period. Net income and diluted earnings per common share for the six months ended June 30, 1999 were reduced by $4.1 million and $0.03, respectively, as a result of after-tax extraordinary losses on the early extinguishment of debt. The Company's annualized returns on average stockholders' equity for the three- and six-month periods ended June 30, 1999 were 16.73% and 16.21%, respectively, as compared with 17.70% and 17.66% for the respective prior year periods. The Company's annualized return on average assets was 1.15% for the second quarter of 1999, as compared with 1.09% for the same quarter of 1998, and 1.08% for the first six months of 1999, as compared with 1.07% for the corresponding period of 1998.

         Net income for the second quarter and first six months of 1999, as compared with the same prior year periods, were favorably affected by growth in the net interest margin of 18 basis points and 20 basis points, respectively, which more than offset the impact of lower levels of average interest-earning assets, and increases in non-interest income of $24.5 million and $67.2 million, respectively. The impact of these factors was partially offset by increases in non-interest expense of $23.2 million for the second quarter of 1999 and $56.1 million for the first six months of 1999, as compared with the corresponding periods of 1998. The improvement in the net interest margin was driven by a sharp reduction in the Company's cost of funds, coupled with favorable changes in both the Company's interest-earning asset mix and the interest rate yield curve. The higher levels of non-interest income and non-interest expense were largely associated with the Company's mortgage banking operations. Other factors affecting the comparison of the 1999 periods to the 1998 periods included an increase in the Company's effective income tax rate from 32% for each of the 1998 periods, which reflected the benefits of certain tax planning strategies during 1998, to 37% in each of the 1999 periods, pre-tax net gains of $4.7 million recognized in the 1998 first quarter in connection with certain balance sheet restructuring and risk management initiatives, and the after-tax extraordinary losses associated with debt extinguishments recognized during the first quarter of 1999.

Net Interest Income

         Net interest income amounted to $139.9 million for the quarter ended June 30, 1999 and $275.4 million for the first six months of 1999, up $9.1 million, or 6.9%, and $8.6 million, or 3.2%, as compared with the corresponding periods of 1998. These increases reflected growth in the net interest margin to 2.94% for the second quarter of 1999 from 2.66% for the second quarter of 1998 and to 2.84% for the first six months of 1999 from 2.64% for the comparable period of 1998. The growth in the net interest margins for the 1999 periods was driven by reductions in the cost of average interest-bearing liabilities, favorable changes in the mix of average interest-earning assets and a relatively steeper interest rate yield curve. The beneficial impact of the higher net interest margins on net interest income was partially offset by reductions in average interest-earning assets of $656.1 million and $744.0 million for the three- and six-month periods ended June 30, 1999, respectively, as compared with the same periods one year ago. The interest rate spread for the second quarter of 1999 was 2.98%, up 33 basis points from the same quarter of 1998, and 2.89% for the first six months of 1999, an increase of 25 basis points from the comparable period of 1998.

         For the second quarter and first six months of 1999, the cost of average interest-bearing liabilities was 4.03% and 4.09%, respectively, down from 4.57% and 4.63% during the comparable prior year periods, reflective of changes in the interest rate environment and the effects of the Company's strategy to increase the percentage of core deposits (consisting of demand, savings and money market deposits) to total deposits. Average core deposits for the second quarter of 1999 were $6.9 billion, or 52.3% of average total deposits, up from $6.3 billion, or 44.8% of average total deposits, for the second quarter of 1998. For the first six months of 1999, average core deposits were $6.9 billion, or 51.7% of average total deposits, an increase from $6.1 billion, or 44.1% of average total deposits, for the first six months of 1998.

         While the Company's yield on average interest-earning assets declined, largely due to the impact of the interest rate environment, to 7.01% for the second quarter of 1999 from 7.22% for the comparable prior year quarter and to 6.98% for the first six months of 1999 from 7.27% for the corresponding year-ago period, the yields in the 1999 periods benefited from the effects of the Company's strategy to increase the aggregate percentage of its commercial real estate, consumer and business loans to total loans receivable. The aggregate average balance of commercial real estate, consumer and business loans, which rose $1.0 billion, or 30.6%, for the second quarter of 1999 and $893.9 million, or 27.7%, for the first six months of 1999, as compared with the same periods one year ago, represented 34.3% of total average loans receivable for the second quarter of 1999, up from 24.5% for the second quarter of 1998, and 32.4% of total average loans receivable for the first six months of 1999, an increase from 24.3% for the first six months of 1998.

         The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, interest rate spread and net interest margin. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the tables below.


                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------------------------------
                                                                                 1999
                                                         ----------------------------------------------------
                                                                                                      AVERAGE
                                                               AVERAGE                                 YIELD/
                                                               BALANCE          INTEREST                COST
                                                               -------          --------                ----
                                                                         (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans:
          Loans held for sale                               $ 2,671,910       $    45,720                 6.86%
          Loans receivable:
              Residential real estate                         8,265,105           141,534                 6.85
              Commercial real estate                          2,840,697            53,921                 7.59
              Consumer                                        1,146,648            22,042                 7.70
              Business                                          327,249             6,290                 7.71
                                                            -----------       -----------
                  Total loans receivable                     12,579,699           223,787                 7.12
                                                            -----------       -----------
                  Total loans                                15,251,609           269,507                 7.07
                                                            -----------       -----------
      Securities:
          MBS                                                 3,156,376            52,545                 6.66
          Other                                                 699,844            12,696                 7.26
                                                            -----------       -----------
                  Total securities                            3,856,220            65,241                 6.77
                                                            -----------       -----------
      Money market investments                                   19,588               270                 5.52
                                                            -----------       -----------
                  Total interest-earning assets              19,127,417           335,018                 7.01
                                                            -----------       -----------
  Other assets                                                2,074,282
                                                            -----------
  Total assets                                              $21,201,699
                                                            ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Core:
              Demand                                        $ 1,812,520             2,028                 0.45
              Savings                                         2,286,908            11,992                 2.10
              Money market                                    2,837,947            25,967                 3.67
                                                            -----------       -----------
                  Total core                                  6,937,375            39,987                 2.31
                                                            -----------       -----------
          Time                                                6,332,616            76,524                 4.85
                                                            -----------       -----------
                  Total deposits                             13,269,991           116,511                 3.52
                                                            -----------       -----------
      Borrowed funds:
          Federal funds purchased and securities sold
              under agreements to repurchase                  3,168,608            38,619                 4.82
          Other short-term borrowings                         1,839,495            23,020                 4.95
          Other                                               1,061,706            16,978                 6.36
                                                            -----------       -----------
                  Total borrowed funds                        6,069,809            78,617                 5.13
                                                            -----------       -----------
                  Total interest-bearing liabilities         19,339,800           195,128                 4.03
                                                            -----------       -----------
  Other liabilities                                             408,129
  Stockholders' equity                                        1,453,770
                                                            -----------
  Total liabilities and stockholders' equity                $21,201,699
                                                            ===========
  Net interest income                                                        $   139,890
                                                                             ===========
  Interest rate spread                                                                                    2.98
  Net interest margin                                                                                     2.94



                                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                                         -------------------------------------------------
                                                                              1998
                                                           -----------------------------------------------
                                                                                                       AVERAGE
                                                           AVERAGE                                      YIELD/
                                                           BALANCE         INTEREST                      COST
                                                           -------         --------                    -------
                                                                     (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans:
          Loans held for sale                             $ 2,677,658       $    49,923                 7.46%
          Loans receivable:
              Residential real estate                      10,209,775           175,542                 6.88
              Commercial real estate                        2,335,467            49,406                 8.46
              Consumer                                        830,590            17,181                 8.30
              Business                                        138,723             2,938                 8.49
                                                          -----------       -----------
                  Total loans receivable                   13,514,555           245,067                 7.26
                                                          -----------       -----------
                  Total loans                              16,192,213           294,990                 7.29
                                                          -----------       -----------
      Securities:
          MBS                                               2,963,013            50,878                 6.87
          Other                                               517,107             9,677                 7.50
                                                          -----------       -----------
                  Total securities                          3,480,120            60,555                 6.96
                                                          -----------       -----------
      Money market investments                                111,146             1,566                 5.59
                                                          -----------       -----------
                  Total interest-earning assets            19,783,479           357,111                 7.22
                                                          -----------       -----------
  Other assets                                              1,614,262
                                                          -----------
  Total assets                                            $21,397,741
                                                          ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Core:
              Demand                                      $ 1,889,293             2,445                 0.52
              Savings                                       2,352,718            12,221                 2.08
              Money market                                  2,034,744            19,746                 3.89
                                                          -----------       -----------
                  Total core                                6,276,755            34,412                 2.20
                                                          -----------       -----------
          Time                                              7,734,774           104,625                 5.43
                                                          -----------       -----------
                  Total deposits                           14,011,529           139,037                 3.98
                                                          -----------       -----------
      Borrowed funds:
          Federal funds purchased and securities sold
              under agreements to repurchase                1,307,810            18,491                 5.59
          Other short-term borrowings                       3,386,305            49,010                 5.73
          Other                                             1,075,112            19,736                 7.31
                                                          -----------       -----------
                  Total borrowed funds                      5,769,227            87,237                 5.99
                                                          -----------       -----------
                  Total interest-bearing liabilities       19,780,756           226,274                 4.57
                                                          -----------       -----------
  Other liabilities                                           300,197
  Stockholders' equity                                      1,316,788
                                                          -----------
  Total liabilities and stockholders' equity              $21,397,741
                                                          ===========
  Net interest income                                                       $   130,837
                                                                            ===========
  Interest rate spread                                                                                  2.65
  Net interest margin                                                                                   2.66

                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------------------------
                                                                                 1999
                                                         -------------------------------------------------
                                                                                                   AVERAGE
                                                            AVERAGE                                YIELD/
                                                            BALANCE             INTEREST            COST
                                                            -------             --------            ----
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans:
        Loans held for sale                               $ 2,899,180       $    97,912                 6.79%
        Loans receivable:
            Residential real estate                         8,572,317           292,158                 6.82
            Commercial real estate                          2,732,584           103,675                 7.59
            Consumer                                        1,075,837            41,696                 7.79
            Business                                          309,406            12,054                 7.84
                                                           ----------        ----------
                Total loans receivable                     12,690,144           449,583                 7.09
                                                           ----------        ----------
                Total loans                                15,589,324           547,495                 7.04
                                                           ----------        ----------
    Securities:
        MBS                                                 3,047,500           101,443                 6.66
        Other                                                 694,676            24,917                 7.20
                                                           ----------        ----------
                Total securities                            3,742,176           126,360                 6.76
                                                           ----------        ----------
    Money market investments                                   29,064               776                 5.37
                                                           ----------        ----------
                Total interest-earning assets              19,360,564           674,631                 6.98
                                                           ----------        ----------
Other assets                                                2,048,850
                                                           ----------

Total assets                                              $21,409,414
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Deposits:
        Core:
            Demand                                        $ 1,822,107             3,675                 0.41
            Savings                                         2,283,188            24,178                 2.14
            Money market                                    2,774,779            51,149                 3.72
                                                          -----------       -----------
                Total core                                  6,880,074            79,002                 2.32
                                                         ------------       -----------
        Time                                                6,440,109           157,351                 4.93
                                                         ------------       -----------
                Total deposits                             13,320,183           236,353                 3.58
                                                         ------------       -----------
    Borrowed funds:
        Federal funds purchased and securities sold
            under agreements to repurchase                  3,117,916            75,955                 4.85
        Other short-term borrowings                         2,192,684            55,720                 5.06
        Other                                                 944,748            31,215                 6.59
                                                         ------------       -----------
                Total borrowed funds                        6,255,348           162,890                 5.18
                                                         ------------       -----------
                Total interest-bearing liabilities         19,575,531           399,243                 4.09
                                                         ------------       -----------
Other liabilities                                             406,570
Stockholders' equity                                        1,427,313
                                                         ------------
Total liabilities and stockholders' equity                $21,409,414
                                                         ============

Net interest income                                                         $   275,388
                                                                            ===========
Interest rate spread                                                                                    2.89
Net interest margin                                                                                     2.84


                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                             -------------------------------------------
                                                                               1998
                                                             -------------------------------------------
                                                                                                  AVERAGE
                                                             AVERAGE                               YIELD/
                                                             BALANCE          INTEREST              COST
                                                             -------          --------              ----
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans:
        Loans held for sale                                 $ 2,595,886       $    97,985           7.55%
        Loans receivable:
            Residential real estate                          10,054,302           348,267           6.93
            Commercial real estate                            2,293,239            98,879           8.62
            Consumer                                            806,443            33,503           8.38
            Business                                            124,269             5,375           8.72
                                                            -----------       -----------
                Total loans receivable                       13,278,253           486,024           7.33
                                                            -----------       -----------
                Total loans                                  15,874,139           584,009           7.36
                                                            -----------       -----------
    Securities:
        MBS                                                   3,598,115           123,938           6.89
        Other                                                   474,155            17,548           7.44
                                                            -----------       -----------
                Total securities                              4,072,270           141,486           6.95
                                                            -----------       -----------
    Money market investments                                    158,185             4,415           5.56
                                                            -----------       -----------
                Total interest-earning assets                20,104,594           729,910           7.27
                                                            -----------       -----------
Other assets                                                  1,574,883
                                                            -----------
Total assets                                                $21,679,477
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Deposits:
        Core:
            Demand                                          $ 1,768,403             4,916           0.56
            Savings                                           2,364,458            25,362           2.16
            Money market                                      2,009,818            37,473           3.76
                                                            -----------       -----------
                Total core                                    6,142,679            67,751           2.22
                                                            -----------       -----------
        Time                                                  7,779,764           210,314           5.45
                                                            -----------       -----------
                Total deposits                               13,922,443           278,065           4.03
                                                            -----------       -----------
    Borrowed funds:
        Federal funds purchased and securities sold
            under agreements to repurchase                    1,807,364            51,194           5.63
        Other short-term borrowings                           3,206,531            92,558           5.74
        Other                                                 1,132,700            41,345           7.28
                                                            -----------       -----------
                Total borrowed funds                          6,146,595           185,097           5.99
                                                            -----------       -----------
                Total interest-bearing liabilities           20,069,038           463,162           4.63
                                                            -----------       -----------
Other liabilities                                               302,377
Stockholders' equity                                          1,308,062
                                                            -----------
Total liabilities and stockholders' equity                  $21,679,477
                                                            ===========
Net interest income                                                           $   266,748
                                                                              ===========
Interest rate spread                                                                                2.64
Net interest margin                                                                                 2.64

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

                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                     JUNE 30, 1999 VERSUS 1998           JUNE 30, 1999 VERSUS 1998
                                 --------------------------------    --------------------------------
                                         INCREASE (DECREASE)                 INCREASE (DECREASE)
                                 --------------------------------    --------------------------------
                                  DUE TO      DUE TO                  DUE TO      DUE TO
                                  VOLUME       RATE        TOTAL      VOLUME       RATE        TOTAL
                                 --------    --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Interest income:
    Total loans                  $(16,797)   $ (8,686)   $(25,483)   $(10,344)   $(26,170)   $(36,514)
    Total securities                6,400      (1,714)      4,686     (11,229)     (3,897)    (15,126)
    Money market investments       (1,263)        (33)     (1,296)     (3,455)       (184)     (3,639)
                                 --------    --------    --------    --------    --------    --------
        Total interest income     (11,660)    (10,433)    (22,093)    (25,028)    (30,251)    (55,279)
                                 --------    --------    --------    --------    --------    --------

Interest expense:
    Total deposits                 (7,091)    (15,435)    (22,526)    (11,654)    (30,058)    (41,712)
    Total borrowed funds            4,371     (12,991)     (8,620)      3,224     (25,431)    (22,207)
                                 --------    --------    --------    --------    --------    --------
        Total interest expense     (2,720)    (28,426)    (31,146)     (8,430)    (55,489)    (63,919)
                                 --------    --------    --------    --------    --------    --------
Net interest income              $ (8,940)   $ 17,993    $  9,053    $(16,598)   $ 25,238    $  8,640
                                 ========    ========    ========    ========    ========    ========

    Provision for Loan Losses

         The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $7.5 million for the second quarter of 1999 and $15.5 million for the first six months of 1999. In comparison, the provision for loan losses was $8.0 million and $16.0 million for the three months and six months ended June 30, 1998, respectively. Net loan charge-offs were $3.5 million for the quarter ended June 30, 1999, as compared with $7.2 million for the second quarter of 1998, and $4.2 million for the first six months of 1999, as compared with $10.8 million for the first six months of 1998. Contributing to the reductions in net charge-offs was the effect of a bulk sale in December 1998 of approximately $53 million of non-performing loans, substantially all of which were residential real estate loans (the "1998 NPA Sale").

    Non-Interest Income

         General. Non-interest income was $152.5 million for the quarter ended June 30, 1999, up $24.5 million, or 19.2%, from the second quarter of 1998. This increase was driven by higher fee income, the effect of which was partially offset by a reduction in net gains on sales activities. For the first six months of 1999, non-interest income amounted to $301.7 million, an increase of $67.2 million, or 28.7%, as compared with the same period one year ago, which included net gains of $4.7 million recognized during the first quarter of 1998 in connection with certain balance sheet restructuring and risk management initiatives. This increase was principally due to growth in fee income and, to a lesser extent, a higher level of net gains on sales activities. The changes in fee income and net gains on sales activities in the 1999 periods, as compared with the 1998 periods, were largely associated with the Company's mortgage banking operations. Fees from loan servicing and production activities, banking service activities and securities and insurance brokerage activities increased, in the aggregate, by $30.6 million, or 49.5%, for the second quarter of 1999 and $53.4 million, or 44.3%, for the first six months of 1999, as compared with the corresponding prior year periods. Non-interest income represented 52.2% of total revenues (net interest income plus non-interest income) for the second quarter of 1999, as compared with 49.5% for the second quarter of 1998, and 52.3% for the first six months of 1999, as compared with 46.8% for the first six months of 1998.

         Loan Servicing and Production Fees. Loan servicing and production fees amounted to $69.7 million for the second quarter of 1999 and $131.6 million for the six months ended June 30, 1999, representing increases of $27.1 million, or 63.5%, and $46.6 million, or 54.7%, as compared with the respective periods of 1998. These increases were largely attributable to higher levels of loan servicing fees, primarily reflecting growth in the average balance of the mortgage servicing portfolio as well as changes in its characteristics.

         The Company's portfolio of mortgages serviced for others (excluding mortgages being subserviced by the Company) amounted to $32.5 billion at June 30, 1999, up $5.5 billion, or 20.4%, since the end of 1998 and $7.5 billion, or 29.8%, from one year earlier, as additions outpaced the effects of sales and runoff. The weighted average interest rate of the loans underlying this portfolio was 7.17% at the end of the 1999 second quarter, as compared with 7.37% and 7.62% at December 31, 1998 and June 30, 1998, respectively.

         The following table sets forth activity in the Company's portfolio of mortgages serviced for others for the periods indicated (in thousands):

                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                           JUNE 30,                         JUNE 30,
                                 ----------------------------    ----------------------------
                                     1999            1998            1999            1998
                                 ------------    ------------    ------------    ------------
Balance at beginning of period   $ 32,450,686    $ 19,710,393    $ 27,009,693    $ 21,986,111
Additions                           5,860,187       6,615,801      12,956,370      10,578,925
Sales                              (5,003,898)             --      (5,412,401)     (4,842,817)
Runoff (1)                           (785,136)     (1,279,317)     (2,031,823)     (2,675,342)
                                 ------------    ------------    ------------    ------------
Balance at end of period         $ 32,521,839    $ 25,046,877    $ 32,521,839    $ 25,046,877
                                 ============    ============    ============    ============

----------

(1) Includes scheduled amortization, full and partial prepayments, and other reductions.

         During the first six months of 1999, the Company sold $4.7 billion of mortgage servicing rights in a bulk sale as part of its overall risk management program and a limited amount on a flow basis. The sales of all of the $4.8 billion of mortgage servicing rights during the first six months of 1998 were consummated in connection with the Company's risk management program. (In total, the Company sold $13.3 billion of mortgage servicing rights during 1998 in connection with this program.)

         In connection with sales of mortgage servicing rights, the Company was subservicing $5.4 billion of loans at June 30, 1999, as compared with $7.9 billion and $6.9 billion at December 31, 1998 and June 30, 1998, respectively. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the loan servicing rights.

         Banking Service Fees. Banking service fees amounted to $12.6 million for the second quarter of 1999, up 23.8% from $10.2 million for the second quarter of 1998. Banking service fees for the first six months of 1999 were $23.9 million, an increase of 24.4% from $19.2 million for the corresponding period in 1998. The growth in banking service fees was attributable to higher transaction volumes, changes in the Company's fee structure and the introduction of certain fee-based services.

         Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees totaled $10.1 million for the quarter ended June 30, 1999 and $18.7 million for the first six months of 1999, up $1.1 million, or 12.2%, and $2.2 million, or 13.3%, as compared with the corresponding periods of 1998. These increases reflect growth in fees from sales of annuity products as a result of higher sales levels, coupled with increased fee income from insurance activities as a result of, among other factors, synergies arising from the Company's mortgage banking operations as well as the Company's heightened focus in this area.

         Net Gains on Sales Activities. Net gains on sales activities amounted to $57.7 million for the three months ended June 30, 1999, down from $63.7 million for the year-ago quarter, and $122.0 million for the six months ended June 30, 1999, up from $109.0 million for the comparable period of 1998, which included net gains of $4.7 million recognized during the first quarter of 1998 in connection with certain balance sheet restructuring and risk management initiatives. The net gains on sales activities for the 1999 and 1998 periods were largely associated with loan sales in connection with the Company's mortgage banking activities.

         Net gains on sales of loans held for sale into the secondary market were $55.1 million for the second quarter of 1999, as compared with $65.4 million for the second quarter of 1998. For the first six months of 1999, such net gains were $119.1 million, as compared with $91.6 million for the first six months of 1998. The net gains during the first six months of 1998 were reduced by losses of approximately $11 million recognized during the first quarter of 1998 associated with the transfer of certain relatively lower-yielding loans from loans receivable to loans held for sale in connection with the Company's balance sheet restructuring activities. In total, the Company sold $6.6 billion of loans held for sale into the secondary market during the second quarter of 1999, as compared with $7.3 billion during the year-ago quarter, and $13.9 billion during the first six months of 1999, as compared with $11.6 billion during the same period in 1998.

         Net gains on sales activities for the first six months of 1998 also included securities-related net gains of $16.9 million (of which $14.1 million were recognized during the first quarter of 1998), which resulted primarily from sales of substantially all of the $1.4 billion of MBS that, in December 1997, had been designated for sale in connection with a balance sheet restructuring initiative. Results from securities transactions were not material during the second quarter or first six months of 1999. In addition, net gains on sales activities for the six months ended June 30, 1998 included net gains on sales of mortgage servicing rights in the amount of $5.8 million (of which $5.4 million were recognized during the first quarter of 1998). Net gains from sales of mortgage servicing rights were not material during the three- or six-month periods ended June 30, 1999.

         Other. Other non-interest income was $2.5 million for the quarter ended June 30, 1999, virtually unchanged from the same quarter one year ago. For the first six months of 1999, other non-interest income amounted to $5.6 million, up from $4.8 million for the comparable period of 1998. This increase was substantially associated with higher revenues earned from the Company's Bank-Owned Life Insurance Program.

    Non-Interest Expense

         General. Non-interest expense amounted to $188.4 million for the quarter ended June 30, 1999, up $23.2 million, or 14.1%, from the comparable quarter of 1998. Non-interest expense for the first six months of 1999 amounted to $371.5 million, an increase of $56.1 million, or 17.8%, from the same period of 1998. These increases were substantially attributable to a higher level of amortization of mortgage servicing assets coincident with growth in the mortgage servicing assets portfolio and an increase in general and administrative ("G&A") expense, primarily associated with the Company's mortgage banking activities.

         G&A Expense. G&A expense amounted to $149.7 million for the second quarter of 1999, as compared with $145.4 million during the same quarter one year ago, and $299.3 million for the first six months of 1999, as compared with $275.9 million for the corresponding period of 1998. Compensation and employee benefits expense totaled $75.2 million for the second quarter of 1999 and $151.7 million for the first six months of 1999, up $5.5 million, or 8.0%, and $17.2 million, or 12.8%, as compared with the same periods of 1998. These increases were principally as a result of growth in the Company's full-time equivalent employee complement, which rose to 7,373 at June 30, 1999 from 6,718 one year earlier, primarily associated with the Company's mortgage banking activities, particularly in the area of loan originations. Occupancy and equipment expense increased to $25.9 million and $50.7 million for the three months and six months ended June 30, 1999 from $22.5 million and $44.3 million for the comparable periods of 1998. Other G&A expense amounted to $48.6 million for the second quarter of 1999 and $96.9 million for the first six months of 1999, down $4.7 million and $0.2 million as compared with the corresponding periods one year ago. Other G&A expense levels for the 1999 periods, as compared with the 1998 periods, benefited from, among other factors, reductions in expenses associated with the Company's plan to prepare its computer systems, software applications, hardware and facility systems to properly process dates beyond December 31, 1999 (the "Year 2000 Plan"), which is further described under the heading "Year 2000 Issue" below.

         Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $35.2 million for the second quarter of 1999, up $18.3 million, or 108.3%, from the comparable prior year quarter. For the first six months of 1999, amortization of mortgage servicing assets amounted to $65.9 million, an increase of $32.0 million, or 94.7%, as compared with the same period one year ago. These increases were substantially reflective of growth in mortgage servicing assets.

         At June 30, 1999, the Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $882.8 million and an estimated fair value of approximately $912 million. These amounts included $79.9 million and $40.8 million, respectively, associated with derivative financial instruments. At December 31, 1998 and June 30, 1998, the carrying value of mortgage servicing assets amounted to $692.5 million and $527.8 million, respectively.

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

         Amortization of Goodwill. Amortization of goodwill for the three- and six-month periods ended June 30, 1999 amounted to $3.5 million and $6.4 million, respectively. This compares with $2.8 million and $5.7 million for the three- and six-month periods ended June 30, 1998, respectively. The higher expense levels were substantially associated with the Lakeview Acquisition.

    Income Tax Expense

         Income tax expense increased to $35.7 million and $70.3 million for the three and six months ended June 30, 1999, respectively, from $27.4 million and $54.4 million for the respective prior year periods. The increased levels of income tax expense reflect higher effective income tax rates and growth in pre-tax income. The Company's effective income tax rate was 37.0% for both the second quarter and first six months of 1999, up from 32.0% for each of the comparable prior year periods. The effective income tax rates in the 1998 periods were favorably affected by a restructuring of assets within the legal entities that comprise the Company's affiliated group.

    Extraordinary Items

         During the first six months of 1999, the Company recognized after-tax extraordinary losses of $4.1 million on the early extinguishment of $110.0 million of long-term debt (see "Financial Condition -- Borrowed Funds"). All such losses were incurred during the first quarter of 1999.

OPERATING EARNINGS AND BUSINESS SEGMENTS

         For internal management purposes, the Company also views its performance on an operating earnings basis, which represents net income adjusted for the effects of certain non-recurring or unusual items. Net income on an operating earnings basis amounted to $60.8 million for the second quarter of 1999 (which was the same as reported net income) and $119.8 million for the first six months of 1999, up $6.8 million, or 12.7%, and $15.7 million, or 15.1%, as compared with the corresponding periods one year ago. Diluted operating earnings per share increased to $0.54 for the second quarter of 1999 from $0.47 for the second quarter of 1998 and to $1.06 for the first six months of 1999 from $0.89 for the first six months of 1998. On an operating earnings basis, the annualized returns on average stockholders' equity and average assets increased to 16.73% and 1.15%, respectively, for the second quarter of 1999 from 16.40% and 1.01%, respectively, for the comparable year-ago quarter and to 16.78% and 1.12%, respectively, for the first six months of 1999 from 15.91% and 0.96%, respectively, for the corresponding period of 1998.

           Reconcilements of operating earnings to reported net income are provided in the following table for the periods indicated (in thousands):

                                                            FOR THE               FOR THE
                                                         THREE MONTHS            SIX MONTHS
                                                         ENDED JUNE 30,        ENDED JUNE 30,
                                                       -----------------   ----------------------
                                                         1999      1998      1999        1998
                                                       -------   -------   --------    --------
Operating earnings                                     $60,817   $53,982   $119,785    $104,044
Items not included in operating earnings:
    Net gains related to balance sheet restructuring
      and risk management initiatives                       --        --         --       4,725
    Income tax effect on above items                        --        --         --      (1,748)
    Adjustments to conform internal tax expense to
      corporate tax expense                                 --     4,284         --       8,494
    Extraordinary losses on early extinguishment of
      debt, net of tax benefits                             --        --     (4,127)         --
                                                       -------   -------   --------    --------
            Net adjustments after tax                       --     4,284     (4,127)     11,471
                                                       -------   -------   --------    --------
Reported net income                                    $60,817   $58,266   $115,658    $115,515
                                                       =======   =======   ========    ========

         For purposes of its disclosures in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has four reportable segments: Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio. The Company measures the performance of each business segment on an operating earnings basis utilizing an internal profitability reporting system.

         The performance of the Company's segments will vary from period to period for a variety of factors. The primary factors are the amount of revenue earned and direct expenses incurred by each segment. However, other factors may also play an important role in segment performance. Among the most significant of these other factors are interest rate movements and general economic conditions, which influence the Company's transfer pricing, and the level of internal support expenses, which are fully allocated in the Company's internal profitability reporting process.

         The following table sets forth certain information regarding the Company's business segments for the periods indicated (dollars in thousands):

                                                                                        TOTAL                           TOTAL
                               RETAIL      COMMERCIAL     MORTGAGE     INVESTMENT     REPORTABLE    INTERSEGMENT      OPERATING
                               BANKING       BANKING       BANKING     PORTFOLIO       SEGMENTS     ELIMINATIONS      EARNINGS
                            -----------    ----------    ----------    ----------    -----------    ------------      ---------
For the three months
  ended June 30, 1999:
    Segment revenues        $   105,097    $   27,738    $  149,916    $    9,463    $   292,214      $ (7,321)        $284,893
    Segment profit               30,940        12,666        15,540         5,034         64,180        (3,363)          60,817
    Percentage of segment
      profit to total
      profit of
      reportable segments          48.2%         19.7%         24.2%          7.9%         100.0%

For the three months
  ended June 30, 1998:
    Segment revenues        $   103,899    $   20,589    $  134,279    $    4,620    $   263,387      $(12,560)        $250,827
    Segment profit               28,682         8,893        23,659         1,732         62,966        (8,984)          53,982
    Percentage of segment
      profit to total
      profit of
      reportable segments          45.5%         14.1%         37.6%         2.8%          100.0%

For the six months ended
  June 30, 1999:
    Segment revenues        $   207,857    $   51,503    $  302,425    $   18,022    $   579,807      $(18,186)        $561,621
    Segment profit               61,964        23,165        35,185         9,459        129,773        (9,988)         119,785
    Percentage of segment
      profit to total
      profit of
      reportable segments          47.7%         17.9%         27.1%          7.3%         100.0%

For the six months ended
  June 30, 1998:
    Segment revenues        $   205,517    $   42,450    $  241,643    $   18,499    $   508,109      $(27,562)        $480,547
    Segment profit               59,964        19,126        35,389         9,528        124,007       (19,963)         104,044
    Percentage of segment
      profit to total
      profit of
      reportable segments          48.4%         15.4%         28.5%          7.7%         100.0%

Segment assets at:
    June 30, 1999           $ 9,312,806    $3,347,235    $4,125,440    $4,169,493    $20,954,974
    June 30, 1998            10,453,164     2,564,273     4,118,204     3,327,417     20,463,058

         For purposes of the above presentation, segment revenues reflect net interest income, less provision for loan losses, plus non-interest income.

         The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and maintenance of a portfolio of residential real estate loans receivable. Retail Banking's profit for the second quarter and first six months of 1999 was $30.9 million and $62.0 million, respectively, up $2.3 million and $2.0 million from the corresponding periods in 1998. The impact of growth in consumer loans receivable and core deposits and higher fee income from both banking services and insurance activities more than offset lower levels of residential real estate loans receivable and retail time deposits.

         The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. This segment's profit was $12.7 million in the second quarter of 1999, $3.8 million greater than that in the comparable prior year quarter, and $23.2 million for the first six months of 1999, up $4.0 million from the corresponding period of 1998. These increases were generally reflective of growth in both loans and deposits.

         The Mortgage Banking segment's activities, which are conducted principally through the Bank's wholly-owned subsidiary, North American Mortgage Company, include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for the Company and others. Mortgage Banking generated profits of $15.5 million in the 1999 second quarter, a decline from $23.7 million in the 1998 second quarter, and $35.2 million in the first six months of 1999, down slightly from $35.4 million in the comparable prior year period. These declines principally reflect increases in amortization of mortgage servicing assets and G&A expense, the effects of which were partially offset by higher loan servicing and production fee income.

         The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity and interest rate risk and credit risk management processes. This segment's profit was $5.0 million for the second quarter of 1999, $3.3 million greater than the related period of 1998, due primarily to a higher level of MBS. For the first six months of 1999, the Investment Portfolio segment had profits of $9.5 million, virtually unchanged from the corresponding period in 1998.

         For further information regarding the Company's business segments, see the 1998 Form 10-K.

         The Company believes that operating earnings basis information, and the cash operating earnings basis information discussed below, when taken in conjunction with reported results, provide useful information in evaluating performance on a comparable basis, although neither operating earnings nor cash operating earnings is currently a required basis for reporting financial results under generally accepted accounting principles.

CASH OPERATING EARNINGS

         Net income on a cash operating earnings basis (which represents operating earnings excluding amortization of goodwill, net of taxes) was $64.2 million, or $0.57 per diluted share, for the second quarter of 1999, up from $56.7 million, or $0.49 per diluted share, for the corresponding quarter of 1999. For the first six months of 1999, net income on a cash operating earnings basis was $125.9 million, or $1.12 per diluted share, up from $109.6 million, or $0.94 per diluted share, for the first six months of 1998.

YEAR 2000 ISSUE

         The Company acknowledges the challenges posed worldwide due to the current inability of certain computer systems to properly recognize the date change from December 31, 1999 to January 1, 2000. Failure to adequately meet these challenges could have a material adverse effect on the operations of a financial institution, such as the Company.

         In accordance with guidelines established by the Federal Financial Institutions Examinations Council and the Office of Thrift Supervision ("OTS"), the Company has completed the assessment and analysis, remediation and testing phases of the Year 2000 Plan (including user acceptance, unit and interface testing) with respect to all of its mission-critical systems. The Company has successfully completed the implementation of year 2000-capable versions of all of its mission-critical systems and is continuing to test and validate these newly-implemented systems.

         Further, the Company has established remediation contingency plans and business resumption contingency plans for its mission-critical systems. The Company's remediation contingency plans were intended to mitigate the risks had the Company not successfully remediated its mission-critical systems prior to the year 2000. The Company's business resumption contingency plans focus on mitigating the operational risks to the Company and its customers should the Company's core business processes fail. The Company is currently testing and validating these contingency plans.

         The Company has also developed a campaign designed to educate and reassure its customers and employees regarding the impact of the year 2000 issue and the readiness of the Company to face the challenges posed by the approach of the year 2000.

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

         Cumulatively, since commencing its year 2000 efforts in 1997, the Company has incurred approximately $23 million of pre-tax expense in connection with the Year 2000 Plan. The Company currently anticipates that it will not incur significant additional expense in completing the implementation of the Year 2000 Plan. The total expense substantially reflects consulting fees associated with software remediation, project management and programming, as well as ancillary items, but does not include such items as the cost of Company personnel involved in the Year 2000 Plan or capital expenditures that would have been made regardless of the issues associated with the impending year 2000.

         The preceding discussion includes forward-looking statements that involve inherent risks and uncertainties. A number of factors could cause the actual impact of the year 2000 issue to differ materially from Company estimates. Those factors include, but are not limited to, uncertainties in the cost of remediation of hardware and software, inaccurate or incomplete testing results and the ineffective remediation of computer codes of internal mission-critical systems or external system interfaces. The Company cannot guarantee that its efforts will be accomplished in a timely manner or that the failure thereof will not have a material adverse effect on the Company. Failure of the Company or its significant third-party contractors to effectively remedy year 2000 issues could cause disruption of the Company's operations resulting in increased operating costs and other adverse effects. In addition, to the extent that the financial positions of the Company's borrowers are weakened as a result of year 2000 issues, credit quality could be adversely impacted.

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

         Interest Rate Risk-Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At June 30, 1999, the Company used the following derivative financial instruments in its efforts to reduce its repricing risk: (i) interest rate swaps, where, based on the notional amount of the related agreement, the Company makes fixed-rate payments and receives variable-rate payments, all of which are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate cap corridors, where, in exchange for the payment of a premium, the Company receives the amount by which a designated market interest rate exceeds a specified strike rate up to a maximum rate, as applied to the notional amount of the related agreement; and (iii) interest rate futures, where the Company pays any increase, or receives any decrease, in the market value of the instrument.

         The following table sets forth certain information on the derivative financial instruments used by the Company at June 30, 1999 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):

                                                                      WEIGHTED AVERAGE
                                                     ESTIMATED   --------------------------
                                         NOTIONAL      FAIR      FIXED-RATE   VARIABLE-RATE
                                          AMOUNT       VALUE       PAYABLE      RECEIVABLE
                                        ----------   ---------   ----------   -------------
Interest rate swaps hedging:
    Securities available for sale (1)   $  370,000    $   806       5.76%        5.08%
    Loans receivable (1)                 1,532,832      4,181       6.27         5.09
    Borrowed funds (1)                     550,000        417       6.00         5.12
Interest rate cap corridors hedging
  loans receivable (2)                     280,704     11,847         --           --
Interest rate futures hedging:
    Securities available for sale           17,000         --         --           --
    Loans receivable                        38,400         --         --           --
                                        ----------    -------
Total                                   $2,788,936    $17,251
                                        ==========    =======

----------

(1) Variable rates receivable are presented on the basis of rates in effect at June 30, 1999; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) The weighted average strike rate was 4.93% and the weighted average maximum rate was 5.93%. The designated market interest rates were all tied to one-month LIBOR.

         The use of derivative financial instruments for interest rate risk-management purposes resulted in reductions in net interest income during the three and six months ended June 30, 1999 of $6.1 million and $12.2 million, respectively, as compared with reductions in net interest income during the three and six months ended June 30, 1998 of $5.2 million and $10.7 million, respectively.

         Mortgage Banking Risk-Management Instruments. At June 30, 1999, the Company used the following derivative financial instruments to protect against the impact of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates on the value of the Company's mortgage servicing assets: (i) interest rate swaps, where the Company receives a fixed rate and pays a variable rate tied to one-month LIBOR, although, in certain cases, the Company pays a fixed rate for a pre-determined period of time; (ii) interest rate swaptions, where, in exchange for the payment of a premium, the Company, at a future date, has the right to enter into interest rate swap agreements; (iii) interest rate floors, where, in exchange for the payment of a premium, the Company receives the excess of a specified strike rate over a designated market interest rate, as applied to the notional amount of the related agreement; (iv) interest rate caps, where, in exchange for the payment of a premium, the Company receives the excess of a designated market interest rate over a specified strike rate, as applied to the notional amount of the related agreement; and (v) principal-only swaps, where the Company receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR as applied to the notional amount of the swap. The Company also pays or receives changes in market value of the underlying principal-only security. Subsequent month discount amounts are based on the previous month's market value.

         Derivative financial instruments were also used by the Company at June 30, 1999 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchases put options on MBS and interest rate futures.

         The following table sets forth certain information on the derivative financial instruments used by the Company at June 30, 1999 in connection with its mortgage banking operations, segregated by the activities that they hedge (dollars in thousands):

                                                                 WEIGHTED
                                               ESTIMATED       AVERAGE RATE
                                   NOTIONAL      FAIR      --------------------
                                    AMOUNT       VALUE     PAYABLE   RECEIVABLE
                                  ----------   ---------   -------   ----------
Interest rate swaps hedging
  mortgage servicing assets:
    Pay variable rate/receive
      fixed rate (1)              $1,017,000   $(32,932)     5.03%      6.02%
    Pay fixed rate/receive
      fixed rate (2)                 300,000     (2,038)     5.93       6.16
Interest rate swaptions hedging
  mortgage servicing assets (3)      840,000     29,004        --         --
Interest rate floors hedging
  mortgage servicing assets (4)    3,464,926     17,567        --         --
Interest rate caps hedging
  mortgage servicing assets (5)      400,000     28,467        --         --
Principal-only swaps hedging
  mortgage servicing assets (1)       52,892        779      5.14         --
Forward contracts hedging loans
  held for sale                    3,626,895     24,251        --         --
Put options purchased hedging
  loans held for sale                114,000        750        --         --
                                  ----------   --------
Total                             $9,815,713   $ 65,848
                                  ==========   ========

----------

(1) Variable rates payable are presented on the basis of rates in effect at June 30, 1999; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) These interest rate swaps are structured so that the Company both receives and makes fixed-rate payments for the initial two years of the agreements. During the fourth quarter of 1999, the Company will begin making variable-rate payments on these interest rate swaps that are tied to one-month LIBOR.

(3)   The weighted average strike rate was 6.32%.

(4) The weighted average strike rate was 5.28%. The designated market interest rates were generally tied to constant maturity Treasury or swap indices.

(5) The weighted average strike rate was 6.09%. The designated market interest rates were all tied to one-month LIBOR.

         Trading Instruments. At June 30, 1999, the derivative financial instruments used by the Company for trading purposes consisted of interest rate caps with a notional amount of $65.0 million. The estimated fair value of these interest rate caps at that date was not material.

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

         The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at June 30, 1999. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                 OVER ONE
                                                  THROUGH      OVER
                                     ONE YEAR      THREE      THREE
                                      OR LESS      YEARS       YEARS        TOTAL
                                     --------    ---------    -------      -------
                                                  (DOLLARS IN MILLIONS)
Total interest-earning assets         $ 9,097     $ 3,788     $ 6,396      $19,281
Total interest-bearing liabilities     11,568       3,985       3,983       19,536
                                      -------     -------     -------      -------
Periodic gap before impact of
  derivative financial instruments     (2,471)       (197)      2,413         (255)
Impact of derivative financial
  instruments                           2,625      (1,462)     (1,163)          --
                                      -------     -------     -------      -------
Periodic gap                          $   154     $(1,659)    $ 1,250      $  (255)
                                      =======     =======     =======      =======
Cumulative gap                        $   154     $(1,505)    $  (255)
                                      =======     =======     =======
Cumulative gap as a percentage of
  total assets                            0.7%       (7.0)%       (1.2)%

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

         The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):

                                             JUNE 30,   DECEMBER 31,    JUNE 30,
                                               1999        1998           1998
                                             --------   ------------   ---------
Non-accrual loans:
    Residential real estate                  $ 53,714     $ 37,771     $  83,713
    Commercial real estate                      7,800       11,992        16,696
    Consumer                                    6,201        5,292         4,878
    Business                                      169           56           291
                                             --------     --------     ---------
        Total non-accrual loans                67,884       55,111       105,578
                                             --------     --------     ---------
Other real estate owned, net:
    Residential real estate                     8,938       15,170        20,634
    Commercial real estate                     12,510       14,505        14,812
    Allowance for losses                         (857)      (1,443)       (1,534)
                                             --------     --------     ---------
        Total other real estate owned, net     20,591       28,232        33,912
                                             --------     --------     ---------
Total non-performing assets                  $ 88,475     $ 83,343     $ 139,490
                                             ========     ========     =========

Non-performing assets to total assets            0.41%        0.37%         0.67%
Non-accrual loans to loans receivable            0.53         0.43          0.82

         Contributing significantly to the increase in non-performing assets from the end of 1998 to June 30, 1999 of $5.1 million, or 6.2%, was the effect of the Lakeview Acquisition. The reduction in non-performing assets of $51.0 million, or 36.6%, from June 30, 1998 to June 30, 1999 was due, in part, to the impact of the 1998 NPA Sale.

         The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loans receivable portfolio, which the Company expects will continue to change over time.

         The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at June 30, 1999, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                              DELINQUENCY PERIOD
                                      ---------------------------------
                                      30 - 59      60 - 89
                                        DAYS         DAYS        TOTAL
                                      -------      -------      -------
         Residential real estate      $34,072      $16,452      $50,524
         Commercial real estate           570          219          789
         Consumer                       5,625        2,261        7,886
         Business                       1,304          493        1,797
                                      -------      -------      -------
         Total                        $41,571      $19,425      $60,996
                                      =======      =======      =======

    Allowance for Loan Losses

         The Company's allowance for loan losses, which amounted to $121.4 million at June 30, 1999, is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loans receivable portfolio. While the Company believes that the allowance for loan losses is adequate, additions to the allowance for loan losses may be necessary in the event of future adverse changes in economic and other conditions that the Company is unable to predict.

         The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                              FOR THE                   FOR THE
                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       ----------------------    ----------------------
                                          1999         1998         1999         1998
                                       ---------    ---------    ---------    ---------
Balance at beginning of period         $ 112,369    $ 109,096    $ 105,081    $ 104,718
Provision for loan losses                  7,500        8,000       15,500       16,000
Allowance acquired in the
  Lakeview Acquisition                     4,965           --        4,965           --
Loan charge-offs:
    Residential real estate               (4,062)      (7,280)      (6,812)     (13,511)
    Commercial real estate                  (323)        (645)        (629)        (838)
    Consumer                                (870)        (810)      (1,552)      (1,512)
    Business                                 (17)          --          (44)          --
                                       ---------    ---------    ---------    ---------
            Total loan charge-offs        (5,272)      (8,735)      (9,037)     (15,861)
                                       ---------    ---------    ---------    ---------
Loan recoveries:
    Residential real estate                  375          755        1,397        1,866
    Commercial real estate                 1,059          267        2,654        2,170
    Consumer                                 383          546          819        1,029
    Business                                   2            5            2           12
                                       ---------    ---------    ---------    ---------
            Total loan recoveries          1,819        1,573        4,872        5,077
                                       ---------    ---------    ---------    ---------
                Net loan charge-offs      (3,453)      (7,162)      (4,165)     (10,784)
                                       ---------    ---------    ---------    ---------
Balance at end of period               $ 121,381    $ 109,934    $ 121,381    $ 109,934
                                       =========    =========    =========    =========

         The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:

                                            JUNE 30,   DECEMBER 31,   JUNE 30,
                                              1999         1998         1998
                                            --------   ------------   --------
          Allowance for loan losses to:
              Loans receivable                 0.95%        0.82%        0.85%
              Non-accrual loans              178.81       190.67       104.13

    MBS

         Of the $3.1 billion carrying value of the Company's MBS available for sale portfolio at June 30, 1999, $2.0 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA. While substantially all of the privately-issued MBS held by the Company at June 30, 1999 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

    Derivative Financial Instruments

         The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. There were no past due amounts related to the Company's derivative financial instruments at June 30, 1999 or December 31, 1998.

FINANCIAL CONDITION

    General

         The Company's total assets amounted to $21.4 billion at June 30, 1999, down $891.1 million, or 4.0%, from December 31, 1998. The decline in total assets, which occurred despite the impact of the Lakeview Acquisition, was largely due to a lower level of loans held for sale.

    Securities Available for Sale

         The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):

                                                 JUNE 30, 1999           DECEMBER 31, 1998
                                            -----------------------   -----------------------
                                            AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                               COST      FAIR VALUE      COST      FAIR VALUE
                                            ----------   ----------   ----------   ----------
MBS:
    Pass-through securities:
        Privately-issued                    $1,974,575   $1,932,853   $1,795,369   $1,775,264
        U.S. government agencies             1,123,576    1,097,247    1,002,850    1,008,921
    Collateralized mortgage obligations:
        Privately-issued                        93,132       91,989      179,407      179,484
        U.S. government agencies                26,806       26,740           --           --
    Interest-only                                1,090          591        1,286          628
                                            ----------   ----------   ----------   ----------
            Total MBS                        3,219,179    3,149,420    2,978,912    2,964,297
                                            ----------   ----------   ----------   ----------
Other debt securities:
    U. S. government and federal agencies        4,962        4,956        3,492        3,525
    State and municipal                         10,080        9,822       13,036       12,834
    Domestic corporate                         338,120      322,886      333,683      343,095
    Other                                          500          500          500          500
                                            ----------   ----------   ----------   ----------
            Total other debt securities        353,662      338,164      350,711      359,954
                                            ----------   ----------   ----------   ----------
Equity securities                               10,375       10,422        5,529        5,193
                                            ----------   ----------   ----------   ----------
Total securities available for sale         $3,583,216   $3,498,006   $3,335,152   $3,329,444
                                            ==========   ==========   ==========   ==========

    Loans

         Loans held for sale into the secondary market in connection with the Company's mortgage banking activities amounted to $2.5 billion at June 30, 1999. This represents a decline of $1.4 billion from the level at the end of 1998.

         Loans receivable (exclusive of the allowance for loan losses) amounted to $12.7 billion at June 30, 1999, down $36.9 million from year-end 1998. This decline was attributable to a reduction in residential real estate loans of $831.1 million, or 9.3%, the effect of which was substantially offset by aggregate growth in commercial real estate, consumer and business loans in the amount of $794.2 million, or 20.7%. In connection with the Lakeview Acquisition, the Company acquired loans receivable of $286.9 million, of which $199.3 million were commercial real estate, consumer and business loans.

         A key component of the Company's strategy with respect to its loans receivable is to continue to increase the aggregate percentage of its commercial real estate, consumer and business loans to total loans receivable. At June 30, 1999, these loans, which generally offer higher returns than the Company's residential real estate loans, comprised 36.4% of total loans receivable, up from 30.0% at December 31, 1998 and 26.7% at June 30, 1998.

         The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):

                                  JUNE 30, 1999            DECEMBER 31, 1998
                           -------------------------   -------------------------
                                          PERCENTAGE                  PERCENTAGE
                              AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
                           -----------    ----------   -----------    ----------
Residential real estate    $ 8,088,718        63.6%    $ 8,919,817       70.0%
Commercial real estate       3,005,934        23.6       2,567,750       20.1
Consumer                     1,266,334        10.0         973,230        7.6
Business                       350,196         2.8         287,271        2.3
                           -----------       -----     -----------      -----
Total loans receivable     $12,711,182       100.0%    $12,748,068      100.0%
                           ===========       =====     ===========      =====

         The consummation of the Citibank Automobile Finance Business Acquisition furthered the Company's strategy to increase the aggregate percentage of its commercial real estate, consumer and business loans to total loans receivable. In connection therewith, the Company acquired approximately $950 million of loans receivable, consisting largely of consumer and business loans. On a pro forma basis at June 30, 1999, giving effect to this acquisition as of that date, the aggregate percentage of the Company's commercial real estate, consumer and business loans to total loans receivable was approximately 41%. In addition, upon completion of the Pending KeyBank Branch Acquisition, the Company will acquire business and consumer loans that amounted to approximately $415 million as of the date of the announcement of this transaction.

         Loan production, which includes originations and purchases for the loans receivable portfolio and for sale into the secondary market, amounted to $7.3 billion for the three months ended June 30, 1999, down $455.9 million from the comparable period in 1998. This decline was attributable to a reduction in residential real estate loan production of $573.5 million, primarily due to a slowing of refinancing activity. Of the total residential real estate loans produced during the quarters ended June 30, 1999 and 1998 of $6.5 billion and $7.1 billion, respectively, $2.5 billion and $3.5 billion, respectively, were refinanced loans. The impact of the lower level of residential real estate loan production was partially offset by higher production levels in all other major loan categories, primarily consumer loans, which increased $94.0 million, or 48.0%, to $289.5 million for the second quarter of 1999.

         Loan production for the first six months of 1999 was $14.9 billion, up $94.4 million from the comparable period of 1998. This increase was reflective of growth in consumer loan production of $155.8 million, or 45.1%, commercial real estate loan production of $71.4 million, or 13.0%, and business loan production of $55.3 million, or 41.9%. Partially offsetting these increases was a reduction in residential real estate loan production of $188.2 million, or 1.4%.

         The following table summarizes the Company's loan production for the periods indicated (in thousands):

                                           FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                              ENDED JUNE 30,              ENDED JUNE 30,
                                         -----------------------   -------------------------
                                            1999         1998          1999          1998
                                         ----------   ----------   -----------   -----------
Residential real estate:
    For sale into the secondary market   $6,086,989   $6,540,617   $12,712,708   $12,272,004
    For portfolio                           410,472      530,389       871,511     1,500,379
                                         ----------   ----------   -----------   -----------
        Total residential real estate     6,497,461    7,071,006    13,584,219    13,772,383
                                         ----------   ----------   -----------   -----------
Commercial real estate                      375,284      351,832       622,566       551,133
Consumer                                    289,527      195,577       500,882       345,108
Business                                     89,922       89,629       187,364       132,019
                                         ----------   ----------   -----------   -----------
Total loan production                    $7,252,194   $7,708,044   $14,895,031   $14,800,643
                                         ==========   ==========   ===========   ===========

    Deposits

         Total deposits amounted to $13.4 billion at June 30, 1999, down from $13.7 billion at year-end 1998. This decline reflects a $450.7 million reduction in time deposits, the effect of which was partially offset by growth of $214.1 million in core deposits, which are generally less costly than the Company's time deposits. In connection with the Lakeview Acquisition, the Company acquired $461.9 million of deposits, including $197.5 million of core deposits.

          Part of the Company's strategy with respect to its deposits is to increase the percentage of core deposits to total deposits. At the end of the second quarter of 1999, core deposits represented 53.0% of total deposits, up from 50.6% at year-end 1998 and 44.6% at June 30, 1998.

         The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):

                               JUNE 30, 1999                DECEMBER 31, 1998
                         -------------------------     --------------------------
                                        PERCENTAGE                     PERCENTAGE
                            AMOUNT       OF TOTAL         AMOUNT        OF TOTAL
                         -----------    ----------     ------------    ----------
Core:
    Demand               $ 1,856,253        13.8%       $ 1,976,122        14.5%
    Savings                2,346,060        17.5          2,291,782        16.8
    Money market           2,913,976        21.7          2,634,312        19.3
                         -----------       -----        -----------       -----
        Total core         7,116,289        53.0          6,902,216        50.6
                         -----------       -----        -----------       -----
Time                       6,298,509        47.0          6,749,244        49.4
                         -----------       -----        -----------       -----
Total deposits           $13,414,798       100.0%       $13,651,460       100.0%
                         ===========       =====        ===========       =====

         At June 30, 1999, the Bank operated 100 branches in the greater New York City metropolitan area, including 11 branches acquired in connection with the Lakeview Acquisition. As part of the Pending KeyBank Branch Acquisition, the Bank will acquire 28 branches, which at the date of the announcement of this acquisition, had deposits of approximately $1.3 billion.

    Borrowed Funds

         The following table sets forth a summary of the Company's borrowed funds at the dates indicated (dollars in thousands):

                                                 JUNE 30, 1999           DECEMBER 31, 1998
                                            -----------------------   -----------------------
                                                         PERCENTAGE                PERCENTAGE
                                              AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                            ----------   ----------   ----------   ----------
Federal funds purchased and securities
    sold under agreements to repurchase     $1,925,528       31.5%    $2,245,218       33.1%
Other short-term borrowings                  3,042,579       49.7      3,756,733       55.5
Long-term debt                               1,000,232       16.3        608,892        9.0
Guaranteed preferred beneficial interests
    in Dime Bancorp, Inc.'s junior
    subordinated deferrable interest
    debentures                                 152,208        2.5        162,005        2.4
                                            ----------      -----     ----------      -----
                                            $6,120,547      100.0%    $6,772,848      100.0%
                                            ==========      =====     ==========      =====

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

         During January 1999, the Holding Company issued $200.0 million of unsecured 6.375% senior notes due January 2001 (the "6.375% Senior Notes"). In addition, the Holding Company, in July 1999, issued $150.0 million of 7.00% senior notes due July 2001 (the "7.00% Senior Notes") in connection with an effective shelf registration. After giving effect to the issuance of the 7.00% Senior Notes, the amount of debentures, notes or other unsecured evidences of indebtedness that can be issued under the shelf registration is $150.0 million. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

    Stockholders' Equity

         Stockholders' equity amounted to $1.5 billion at June 30, 1999, up $107.8 million, or 7.8%, from year-end 1998. This increase was largely due to net income of $115.7 million, coupled with the $69.2 million cost assigned to the 2,851,938 shares of the Holding Company's common stock issued in connection with the Lakeview

Acquisition. The growth in stockholders' equity was limited principally by the effects of a $45.4 million increase in the Company's accumulated other comprehensive loss, treasury stock purchases totaling $22.6 million and cash dividends aggregating $12.2 million paid by the Holding Company on its common stock.

         At the end of the second quarter of 1999, stockholders' equity represented 6.97% of total assets, as compared with 6.21% at December 31, 1998. Book value per common share and tangible book value per common share increased to $13.15 and $10.48, respectively, at June 30, 1999 from $12.42 and $10.35, respectively, at the end of 1998.

         During the first six months of 1999, the Holding Company repurchased 990,700 shares of its common stock. These repurchases were made pursuant to a program announced in September 1998 under which the Holding Company is authorized to repurchase up to approximately 5.6 million shares of its outstanding common stock. In connection with this program, the Holding Company repurchased a total of 1,325,700 shares of its common stock through June 30, 1999. No time limit was established to complete this program.

         Cash dividends declared and paid by the Holding Company on its common stock were $0.06 per share in the second quarter of 1999 and $0.11 per share for the first six months of 1999. This compares with $0.05 per share in the second quarter of 1998 and $0.09 per share for the first six months of 1998. The Holding Company's common stock dividend payout ratio increased to 11.11% and 10.68% for the three- and six-month periods ended June 30, 1999, respectively, from 10.00% and 9.09% for the respective periods in 1998. On July 22, 1999, the Holding Company announced the declaration of a cash dividend of $0.06 per share on its common stock. This dividend will be paid on September 1, 1999 to stockholders of record as of the close of business on August 20, 1999.

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

         The Company's sources of liquidity include principal repayments on loans and MBS, borrowings, deposits, sales of loans in connection with mortgage banking activities, sales of securities available for sale and net cash provided by operations. Additionally, the Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York for the purpose of borrowing to meet temporary liquidity needs.

         Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS, its primary regulator.

         Under OTS regulations, the Bank must maintain average eligible liquid assets for each calendar quarter of not less than 4.00% of its liquidity base. The Bank was in compliance with these regulations for the second quarter of 1999.

REGULATORY CAPITAL

         Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, core capital of at least 3.00% of adjusted total assets, and total risk-based capital of at least 8.00% of risk-weighted assets. The Bank exceeded these capital requirements at June 30, 1999.

         Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10% or more, its ratio of Tier 1 ("core") capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 1999, the Bank met the published standards for a well capitalized designation under these regulations.

         The following table sets forth the regulatory capital position of the Bank at the dates indicated (dollars in thousands):

                                   JUNE 30, 1999         DECEMBER 31, 1998
                                -------------------     -------------------
                                  AMOUNT      RATIO       AMOUNT      RATIO
                                ----------    -----     ----------    -----
   Tangible and core capital    $1,461,411     6.92%    $1,282,010     5.82%
   Tier 1 risk-based capital     1,461,411    11.07      1,282,010     9.58
   Total risk-based capital      1,582,792    11.99      1,387,091    10.37

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

         There are approximately 130 cases involving similar issues pending in the United States Court of Federal Claims, which has entered summary judgment for the plaintiffs in a small number of the cases as to liability, but not damages. The first three of those cases, referred to as the Winstar cases, were appealed to the United States Supreme Court, which, on July 1, 1996, affirmed the decision that the Government was liable for breach of contract in those cases.

         All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the merger of Anchor Bancorp and Anchor Savings with and into the Holding Company and the Bank, respectively, were assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases. The OCMO imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the Government's actions with that contract in each of the related transactions. The Government has disputed the existence of a contract in each case and cross-moved for summary judgment. The Government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Briefing on the motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Government then submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by the plaintiff. On March 31, 1998, the Bank, as directed by the Court, submitted a proposed order imposing liability on the Government as to each of the Bank's claims. On April 30, 1998, the Government served its opposition to the entry of the order. Final submissions were made on May 15, 1998 by the Bank and May 22, 1998 by the Government. No date has been set for argument on the Bank's request to enter judgment. It is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when it will schedule a trial on damages and any remaining liability issues.

         Commencing in April 1998, the oldest 30 of the pending cases (after excluding certain specific cases) that elected to proceed were allowed to commence full discovery as to liability and damages in their cases. The second 30 cases will start discovery in 1999, and so on. Cases will not be assigned to trial judges until after the fact discovery is completed. The Bank is among the first 30 plaintiffs and commenced full case-specific discovery on April 1, 1998. Case-specific fact discovery ended on July 31, 1999, and expert discovery will continue until the spring of 2000.

         There have been two court decisions determining damages in the Winstar-related cases. The trial in the first of the Winstar-related cases to proceed to trial on damages was concluded in April 1998, with closing arguments held in September 1998. A decision was handed down in that case on April 9, 1999, and it ordered the Government to pay $909 million in restitution and non-overlapping reliance damages to the plaintiff, Glendale Federal Bank, FSB. A second decision was issued on April 16, 1999 in the California Federal Bank case, and the Government was ordered to pay damages of $33 million on a cost of replacement capital theory. Based on the facts of each case, neither court entered judgment for lost profits (otherwise known as expectancy damages). A trial in one other case also recently ended, and a decision is expected shortly. The determinations of damages by the Court of Federal Claims in both the Glendale and California Federal Bank cases have been appealed. It is impossible, therefore, to predict the measure of damages that will be upheld in cases in which liability is found.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Holding Company's Annual Meeting of Stockholders was held on April 29, 1999 (the "Annual Meeting"). The following matters received the number of affirmative votes, negative votes, withheld votes, abstentions and broker non-votes set forth below.

(a)        Election of six directors:

           The following individuals were duly elected as directors of the Holding Company for three-year terms:

                                        Affirmative    Withheld
                                            Votes        Votes
                                        -----------    ---------
               Derrick D. Cephas         88,424,851    2,019,181
               Richard W. Dalrymple      87,742,448    2,701,584
               Fred B. Koons             88,429,985    2,014,047
               Margaret Osmer-McQuade    88,405,790    2,038,242
               Howard Smith              88,417,817    2,026,215
               Ira T. Wender             87,607,750    2,836,282

(b) A proposal regarding an amendment to the Holding Company's 1993 Employee Stock Purchase Plan was approved after receiving 86,527,286 affirmative votes, which was more than a majority of the shares of common stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 3,466,932 negative votes and 0 withheld votes, with 449,814 abstentions and 0 broker non-votes.

(c) A proposal to ratify the appointment of KPMG LLP as independent public accountants for the fiscal year ended December 31, 1999 was approved after receiving 90,077,452 affirmative votes, which was more than a majority of the shares of common stock represented, in person or by proxy, at the Annual Meeting. This proposal also received 180,232 negative votes and 0 withheld votes, with 186,348 abstentions and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

           Exhibit 12 --  Ratio of Earnings to Fixed Charges
           Exhibit 27 --  Financial Data Schedule

(B)        REPORTS ON FORM 8-K

         During the three-month period ended June 30, 1999, the Holding Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

         -- Form 8-K, filed on April 15, 1999, containing the press release announcing the Company's consolidated financial results for the quarter ended March 31, 1999.

         -- Form 8-K, filed on April 19, 1999, amending the Form 8-K filed on January 28, 1999 announcing the Holding Company's issuance of the 6.375% Senior Notes.

         -- Form 8-K, filed on April 26, 1999, containing the press release announcing that the Bank had entered into a definitive agreement regarding the Citibank Automobile Finance Business Acquisition.

         -- Form 8-K, filed on May 27, 1999, containing the press release announcing the Pending KeyBank Branch Acquisition.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DIME BANCORP, INC.
                                       (Registrant)





Dated: August 13, 1999                 By: /s/ Lawrence J. Toal
                                           --------------------
                                           Lawrence J. Toal
                                           Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Chief
                                             Operating Officer


Dated: August 13, 1999                 By: /s/ Anthony R. Burriesci
                                           ------------------------
                                           Anthony R. Burriesci
                                           Executive Vice President and
                                             Chief Financial Officer


Dated: August 13, 1999                 By: /s/ John F. Kennedy
                                           -------------------
                                           John F. Kennedy
                                           Controller and Chief
                                             Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER               IDENTIFICATION OF EXHIBIT
-------              -------------------------
12                   Ratio of Earnings to Fixed Charges

27                   Financial Data Schedule (filed electronically)