Form 10-Q
period 1999-09-30
DIME BANCORP INC
filed 1999-11-15
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     Yes   x                           No
                         -----                            -----

As of October 29, 1999, the registrant had 110,839,885 shares of common stock, $0.01 par value, outstanding.

                               DIME BANCORP, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of September 30, 1999 and
              December 31, 1998                                                                      3

          Consolidated Statements of Income for the Three Months and Nine Months Ended
              September 30, 1999 and 1998                                                            4

          Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
              September 30, 1999 and 1998                                                            5

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
              and 1998                                                                               6

          Notes to Consolidated Financial Statements                                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 30

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          30

Item 6.  Exhibits and Reports on Form 8-K                                                           32

SIGNATURES                                                                                          33

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1999               1998
                                                                                   -------------      ------------
ASSETS
Cash and due from banks                                                            $    307,639       $    279,490
Money market investments                                                                 56,414             78,287
Securities available for sale                                                         3,836,767          3,329,444
Federal Home Loan Bank of New York stock                                                328,732            324,106
Loans held for sale                                                                   1,716,180          3,884,886
Loans receivable, net:
    Residential real estate loans                                                     8,291,295          8,919,817
    Commercial real estate loans                                                      3,198,348          2,567,750
    Consumer loans                                                                    2,247,218            973,230
    Business loans                                                                      519,973            287,271
    Allowance for loan losses                                                          (137,077)          (105,081)
                                                                                   ------------       ------------
        Total loans receivable, net                                                  14,119,757         12,642,987
                                                                                   ------------       ------------
Accrued interest receivable                                                             102,603             97,124
Premises and equipment, net                                                             190,089            170,879
Mortgage servicing assets                                                               938,243            692,473
Other assets                                                                          1,004,727            821,174
                                                                                   ------------       ------------
Total assets                                                                       $ 22,601,151       $ 22,320,850
                                                                                   ============       ============

LIABILITIES
Deposits                                                                           $ 13,293,748       $ 13,651,460
Federal funds purchased and securities sold under agreements to repurchase            3,141,236          2,245,218
Other short-term borrowings                                                           2,951,441          3,756,733
Long-term debt                                                                        1,213,154            608,892
Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s junior
    subordinated deferrable interest debentures                                         152,213            162,005
Other liabilities                                                                       374,850            510,877
                                                                                   ------------       ------------
        Total liabilities                                                            21,126,642         20,935,185
                                                                                   ------------       ------------

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (350,000,000 shares authorized and
    120,252,459 shares issued at September 30, 1999 and December 31, 1998)                1,203              1,203
Additional paid-in capital                                                            1,166,087          1,165,251
Retained earnings                                                                       615,619            463,907
Treasury stock, at cost (9,497,309 shares at September 30, 1999 and 8,682,858
    shares at December 31, 1998)                                                       (232,374)          (233,965)
Accumulated other comprehensive loss                                                    (70,716)            (3,285)
Unearned compensation                                                                    (5,310)            (7,446)
                                                                                   ------------       ------------
        Total stockholders' equity                                                    1,474,509          1,385,665
                                                                                   ------------       ------------
Total liabilities and stockholders' equity                                         $ 22,601,151       $ 22,320,850
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

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              FOR THE                      FOR THE
                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                     -------------------------    --------------------------
                                                                         1999          1998           1999           1998
                                                                     -----------   -----------    -----------    -----------
INTEREST INCOME
Residential real estate loans                                        $   178,268   $   215,066    $   568,338    $   661,318
Commercial real estate loans                                              61,507        50,459        165,182        149,338
Consumer loans                                                            39,370        18,549         81,066         52,052
Business loans                                                             9,028         3,764         21,082          9,139
Mortgage-backed securities                                                57,427        44,645        158,870        168,583
Other securities                                                          12,658        10,524         37,575         28,072
Money market investments                                                     496           982          1,272          5,397
                                                                     -----------   -----------    -----------    -----------
        Total interest income                                            358,754       343,989      1,033,385      1,073,899
                                                                     -----------   -----------    -----------    -----------

INTEREST EXPENSE
Deposits                                                                 117,758       138,145        354,111        416,210
Borrowed funds                                                            91,753        78,523        254,643        263,620
                                                                     -----------   -----------    -----------    -----------
        Total interest expense                                           209,511       216,668        608,754        679,830
                                                                     -----------   -----------    -----------    -----------
        Net interest income                                              149,243       127,321        424,631        394,069
Provision for loan losses                                                  7,000         8,000         22,500         24,000
                                                                     -----------   -----------    -----------    -----------
        Net interest income after provision for loan losses              142,243       119,321        402,131        370,069
                                                                     -----------   -----------    -----------    -----------

NON-INTEREST INCOME
Loan servicing and production fees                                        67,402        53,819        199,046        138,900
Banking service fees                                                      13,060        11,088         36,914         30,256
Securities and insurance brokerage fees                                    8,925         8,704         27,581         25,171
Net gains on sales activities                                             42,114        71,519        164,117        180,510
Other                                                                      2,391           751          7,967          5,568
                                                                     -----------   -----------    -----------    -----------
        Total non-interest income                                        133,892       145,881        435,625        380,405
                                                                     -----------   -----------    -----------    -----------

NON-INTEREST EXPENSE
 General and administrative expense:
    Compensation and employee benefits                                    77,521        66,162        229,195        200,618
    Occupancy and equipment                                               25,897        23,186         76,584         67,517
    Other                                                                 42,698        51,341        139,594        148,404
                                                                     -----------   -----------    -----------    -----------
        Total general and administrative expense                         146,116       140,689        445,373        416,539
Amortization of mortgage servicing assets                                 27,940        27,633         93,797         61,465
Amortization of goodwill                                                   4,230         2,839         10,603          8,554
                                                                     -----------   -----------    -----------    -----------
        Total non-interest expense                                       178,286       171,161        549,773        486,558
                                                                     -----------   -----------    -----------    -----------
Income before income tax expense and extraordinary items                  97,849        94,041        287,983        263,916
Income tax expense                                                        36,025        30,092        106,374         84,452
                                                                     -----------   -----------    -----------    -----------
Income before extraordinary items                                         61,824        63,949        181,609        179,464
Extraordinary items -- losses on early extinguishment of debt, net
    of tax benefits of $3,044 in 1999 and $2,993 in 1998                    --          (4,057)        (4,127)        (4,057)
                                                                     -----------   -----------    -----------    -----------
Net income                                                           $    61,824   $    59,892    $   177,482    $   175,407
                                                                     ===========   ===========    ===========    ===========

PER COMMON SHARE
Basic earnings:
    Income before extraordinary items                                $      0.55   $      0.57    $      1.63    $      1.57
    Extraordinary items                                                     --           (0.04)         (0.04)         (0.03)
                                                                     -----------   -----------    -----------    -----------
    Net income                                                       $      0.55   $      0.53    $      1.59    $      1.54
                                                                     ===========   ===========    ===========    ===========
Diluted earnings:
    Income before extraordinary items                                $      0.55   $      0.56    $      1.61    $      1.54
    Extraordinary items                                                     --           (0.04)         (0.04)         (0.03)
                                                                     -----------   -----------    -----------    -----------
    Net income                                                       $      0.55   $      0.52    $      1.57    $      1.51
                                                                     ===========   ===========    ===========    ===========

Dividends declared                                                   $      0.06   $      0.05    $      0.17    $      0.14

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          --------------------------
                                                              1999           1998
                                                          -----------    -----------
COMMON STOCK
Balance at beginning of period                            $     1,203    $     1,203
                                                          -----------    -----------
    Balance at end of period                                    1,203          1,203
                                                          -----------    -----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                              1,165,251      1,158,221
Tax benefit on stock options exercised                            836          6,426
                                                          -----------    -----------
    Balance at end of period                                1,166,087      1,164,647
                                                          -----------    -----------

RETAINED EARNINGS
Balance at beginning of period                                463,907        261,201
Net income                                                    177,482        175,407
Cash dividends declared on common stock                       (18,975)       (15,956)
Treasury stock issued in connection with acquisition           (4,255)          --
Treasury stock issued under employee benefit plans, net        (2,540)       (12,000)
                                                          -----------    -----------
    Balance at end of period                                  615,619        408,652
                                                          -----------    -----------

TREASURY STOCK, AT COST
Balance at beginning of period                               (233,965)       (95,221)
Treasury stock purchased                                      (76,346)      (164,271)
Treasury stock issued in connection with acquisition           73,410           --
Treasury stock issued under employee benefit plans, net         4,527         37,079
                                                          -----------    -----------
    Balance at end of period                                 (232,374)      (222,413)
                                                          -----------    -----------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                                 (3,285)        (9,534)
Other comprehensive (loss) income                             (67,431)         4,881
                                                          -----------    -----------
    Balance at end of period                                  (70,716)        (4,653)
                                                          -----------    -----------

UNEARNED COMPENSATION
Balance at beginning of period                                 (7,446)        (1,012)
Restricted stock activity, net                                   (186)        (8,584)
Amortization of unearned compensation, net                      2,322          1,962
                                                          -----------    -----------
    Balance at end of period                                   (5,310)        (7,634)
                                                          -----------    -----------

Total stockholders' equity                                $ 1,474,509    $ 1,339,802
                                                          ===========    ===========

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         --------------------------
                                                                                            1999           1998
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $   177,482    $   175,407
Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Provision for loan losses                                                             22,500         24,000
        Depreciation, amortization and accretion, net                                        144,124        122,250
        Provision for deferred income tax expense                                             86,660         69,168
        Net securities losses (gains)                                                            924        (17,202)
        Losses on early extinguishment of debt                                                 7,171          7,050
        Net decrease (increase) in loans held for sale                                     2,168,706     (1,287,137)
        Other, net                                                                          (397,564)      (232,820)
                                                                                         -----------    -----------
            Net cash provided (used) by operating activities                               2,210,003     (1,139,284)
                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                                (1,980,138)      (637,898)
Proceeds from sales of securities available for sale                                       1,069,737      1,520,522
Proceeds from maturities of securities available for sale                                    736,087      1,155,889
Purchases of Federal Home Loan Bank of New York stock                                           --          (20,819)
Loans receivable originated and purchased, net of principal payments                        (806,096)      (138,580)
Proceeds from sales of loans                                                                  48,998         11,806
Acquisitions, net of cash and cash equivalents acquired                                     (923,557)          --
Proceeds from sales of other real estate owned                                                14,886         11,783
Net purchases of premises and equipment                                                      (33,453)       (35,080)
                                                                                         -----------    -----------
            Net cash (used) provided by investing activities                              (1,873,536)     1,867,623
                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                    (870,340)       (94,036)
Net cash paid upon sale of deposits                                                             --         (197,662)
Net increase (decrease) in borrowings with original maturities of three
  months or less                                                                             215,596       (542,836)
Proceeds from other borrowings                                                             1,219,625        799,780
Repayments of other borrowings                                                              (801,552)      (729,138)
Proceeds from issuances of common and treasury stock                                           1,801         16,495
Purchases of treasury stock                                                                  (76,346)      (164,271)
Cash dividends paid on common stock                                                          (18,975)       (15,956)
                                                                                         -----------    -----------
            Net cash used by financing activities                                           (330,191)      (927,624)
                                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                                           6,276       (199,285)
Cash and cash equivalents at beginning of period                                             357,777        452,527
                                                                                         -----------    -----------
Cash and cash equivalents at end of period                                               $   364,053    $   253,242
                                                                                         ===========    ===========

Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                                     $   617,383    $   695,237
    Income tax payments, net                                                                     205          5,372
Supplemental non-cash investing information:
    Securitization of loans receivable                                                       491,761           --
    Loans held for sale transferred to loans receivable                                         --          296,608
    Loans receivable transferred to loans held for sale                                         --          779,719

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

        In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements as of the dates, or for the periods, indicated. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). Certain amounts in the prior periods have been reclassified to conform with the presentation for the current period. The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 -- EARNINGS PER COMMON SHARE

        The following table sets forth the computations of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

                                                                           FOR THE                   FOR THE
                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                    ---------------------    ----------------------
                                                                       1999        1998         1999         1998
                                                                    ---------   ---------    ---------    ---------
Basic earnings per common share:
    Numerators:
        Income before extraordinary items                           $  61,824   $  63,949    $ 181,609    $ 179,464
        Extraordinary items                                              --        (4,057)      (4,127)      (4,057)
                                                                    ---------   ---------    ---------    ---------
        Net income                                                  $  61,824   $  59,892    $ 177,482    $ 175,407
                                                                    =========   =========    =========    =========
    Denominator:
        Weighted average number of common shares outstanding          112,046     113,253      111,664      114,140
    Basic earnings per common share:
        Income before extraordinary items                           $    0.55   $    0.57    $    1.63    $    1.57
        Extraordinary items                                              --         (0.04)       (0.04)       (0.03)
                                                                    ---------   ---------    ---------    ---------
        Net income                                                  $    0.55   $    0.53    $    1.59    $    1.54
                                                                    =========   =========    =========    =========
Diluted earnings per common share:
    Numerators:
        Income before extraordinary items                           $  61,824   $  63,949    $ 181,609    $ 179,464
        Extraordinary items                                              --        (4,057)      (4,127)      (4,057)
                                                                    ---------   ---------    ---------    ---------
        Net income                                                  $  61,824   $  59,892    $ 177,482    $ 175,407
                                                                    =========   =========    =========    =========
    Denominator:
        Weighted average number of common shares outstanding          112,046     113,253      111,664      114,140
        Common equivalent shares due to stock options, restricted
            stock and employee stock purchase rights                    1,081       1,550        1,273        1,779
                                                                    ---------   ---------    ---------    ---------
        Weighted average number of diluted shares outstanding         113,127     114,803      112,937      115,919
                                                                    =========   =========    =========    =========
    Diluted earnings per common share:
        Income before extraordinary items                           $    0.55   $    0.56    $    1.61    $    1.54
        Extraordinary items                                              --         (0.04)       (0.04)       (0.03)
                                                                    ---------   ---------    ---------    ---------
        Net income                                                  $    0.55   $    0.52    $    1.57    $    1.51
                                                                    =========   =========    =========    =========

NOTE 3 -- COMPREHENSIVE INCOME

        The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                              FOR THE                       FOR THE
                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                      ------------------------      ------------------------
                                         1999           1998           1999           1998
                                      ---------      ---------      ---------      ---------
Net income                            $  61,824      $  59,892      $ 177,482      $ 175,407
Other comprehensive (loss) income       (22,074)        (2,625)       (67,431)         4,881
                                      ---------      ---------      ---------      ---------
Comprehensive income                  $  39,750      $  57,267      $ 110,051      $ 180,288
                                      =========      =========      =========      =========

NOTE 4 -- MERGERS AND ACQUISITIONS

        On September 15, 1999, the Holding Company entered into a definitive agreement and plan of merger (the "Merger Agreement") with Hudson United Bancorp ("Hudson"), a New Jersey corporation headquartered in Mahwah, New Jersey, pursuant to which Hudson will merge with and into the Holding Company (the "Merger"). At September 30, 1999, Hudson, on a consolidated basis, had assets of $7.2 billion, deposits of $4.8 billion and stockholders' equity of $405.0 million. Upon consummation of the Merger, which is expected to be accounted for as a pooling of interests, the combined company will change its name to Dime United Bancorp, Inc. ("Dime United"). Hudson is the holding company for Hudson United Bank, a New Jersey state-chartered commercial bank. It is expected that the Holding Company's wholly-owned savings bank subsidiary, The Dime Savings Bank of New York, FSB (the "Bank"), will merge with and into Hudson United Bank, which, subsequent to this merger, will operate under the name "DimeBank." In connection with the Merger, each outstanding share of the Holding Company's common stock will be combined into 0.585 of a share of Dime United common stock and each outstanding share of Hudson common stock will be converted into one share of Dime United common stock. The Merger, which is expected to close during the first quarter of 2000, is subject to the approval of various regulatory agencies and the respective shareholders of the Holding Company and Hudson.

        After the close of business on May 21, 1999, the Company acquired Lakeview Financial Corp ("Lakeview") in a transaction accounted for under the purchase method (the "Lakeview Acquisition"). Lakeview was the holding company for Lakeview Savings Bank, which, at the date of acquisition, operated 11 branches in northern New Jersey. At the date of acquisition, Lakeview had consolidated assets of $560.6 million, including loans receivable, net, of $282.0 million, and consolidated liabilities of $515.9 million, including deposits of $461.9 million. Under the terms of the agreement, holders of Lakeview's common stock received either 0.9 of a share of the Holding Company's common stock or $24.26 in cash for each outstanding share of Lakeview common stock. In connection therewith, the Holding Company issued 2,850,588 shares of its common stock from treasury at an aggregate assigned cost of $69.2 million and paid a total of $41.4 million in cash. Goodwill arising from the Lakeview Acquisition amounted to $77.9 million as of September 30, 1999.

        Effective as of August 1, 1999, the Bank consummated the acquisition of Citibank, N.A.'s automobile finance business (the "Auto Finance Business Acquisition"). In connection with this transaction, which is being accounted for under the purchase method, the Bank acquired loans receivable of $952.5 million, consisting largely of consumer and business loans, and assumed deposits of $51.1 million. Goodwill arising from this acquisition amounted to $22.7 million as of September 30, 1999.

        Effective as of October 18, 1999, the Bank, in a transaction accounted for under the purchase method, acquired all of KeyBank National Association's 28 banking branches located in New York's Nassau and Suffolk Counties (the "KeyBank Branch Acquisition"). In connection with this transaction, the Bank assumed approximately $1.3 billion of deposits and acquired approximately $500 million of consumer and business loans.

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

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. SFAS No. 133, as amended in July 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS No. 133 on January 1, 2001. The Company has not completed its evaluation of the effect that the adoption of SFAS No. 133 will have upon its financial condition and results of operations.

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

RESULTS OF OPERATIONS

    General

        Net income was $61.8 million for the quarter ended September 30, 1999, as compared with $59.9 million for the corresponding prior year quarter, and $177.5 million for the first nine months of 1999, as compared with $175.4 million for the comparable period of 1998. Diluted earnings per common share were $0.55 for the third quarter of 1999, up 5.8% from $0.52 for the same quarter one year ago. For the first nine months of 1999, diluted earnings per common share were $1.57, an increase of 4.0% from $1.51 for the comparable year-ago period. Net income and diluted earnings per common share for the nine months ended September 30, 1999 were reduced by $4.1 million and $0.04, respectively, as a result of after-tax extraordinary losses on the early extinguishment of debt during the first quarter of 1999. Net income for the three- and nine-month periods ended September 30, 1998 were each reduced by $4.1 million as a result of after-tax extraordinary losses on the early extinguishment of debt, which reduced diluted earnings per common share by $0.04 and $0.03, respectively.

        Growth in net interest income, primarily as a result of a widening of the net interest margin, and higher fee income were factors having a beneficial impact on the Company's net income for the three- and nine-month periods ended September 30, 1999, as compared with the corresponding 1998 periods. Net income in the 1999 periods, as compared with the 1998 periods, was unfavorably affected by reductions in net gains on sales activities, higher non-interest expense and increases in the Company's effective income tax rate from 32.0% for each of the 1998 periods, which reflected the benefits of certain tax planning strategies during 1998, to approximately 37% for each of the 1999 periods. The overall improvement in the Company's net income in the third quarter and first nine months of 1999, as compared with the same periods one year ago, includes the effects of the Lakeview Acquisition and the Auto Finance Business Acquisition.

        The Company's annualized returns on average stockholders' equity for the three- and nine-month periods ended September 30, 1999 were 16.75% and 16.39%, respectively, as compared with 17.86% and 17.73% for the respective prior year periods. The Company's annualized return on average assets was 1.13% for the third quarter of

1999, as compared with 1.16% for the same quarter of 1998, and 1.10% for the first nine months of 1999, as compared with 1.09% for the corresponding period of 1998.

    Net Interest Income

        Net interest income amounted to $149.2 million for the quarter ended September 30, 1999, up $21.9 million, or 17.2%, from the corresponding prior year quarter. This increase is reflective of growth in the net interest margin to 3.07% for the third quarter of 1999 from 2.74% for the third quarter of 1998, coupled with an increase in average interest-earning assets of $799.9 million. The interest rate spread for the third quarter of 1999 was 3.12%, up 36 basis points from the same quarter of 1998. Net interest income for the first nine months of 1999 amounted to $424.6 million, an increase of $30.6 million, or 7.8%, as compared with the same period one year ago. This increase was attributable to the expansion of the net interest margin to 2.92% for the first nine months of 1999 from 2.68% for the comparable period of 1998, partially offset by a $223.7 million reduction in average interest-earning assets. The interest rate spread was 2.96% for the first nine months of 1999, an increase of 28 basis points from the same period of 1998. The improvements in the net interest margin were driven by sharp reductions in the Company's cost of funds, coupled with favorable changes in both the Company's interest-earning asset mix and the interest rate yield curve.

        The yield on average interest-earning assets was 7.26% for the third quarter of 1999, unchanged from the comparable prior year quarter, and 7.07% for the first nine months of 1999, down from 7.27% for the same period one year ago, largely due to changes in the interest rate environment. However, such yields benefited from the Company's continuation of its strategy to increase the aggregate percentage of its commercial real estate, consumer and business loans (which generally have higher yields than the Company's residential real estate loans) to total loans receivable. The aggregate average balance of commercial real estate, consumer and business loans, which rose $1.9 billion, or 56.1%, for the third quarter of 1999 and $1.2 billion, or 37.8%, for the first nine months of 1999, as compared with the same periods one year ago, represented 40.0% of total average loans receivable for the third quarter of 1999, up from 26.9% for the third quarter of 1998, and 35.1% of total average loans receivable for the first nine months of 1999, an increase from 25.2% for the first nine months of 1998.

        For the third quarter and first nine months of 1999, the cost of average interest-bearing liabilities was 4.14% and 4.11%, respectively, down from 4.50% and 4.59% during the respective prior year periods, reflective of changes in the interest rate environment and the effects of the Company's strategy to increase the percentage of core deposits to total deposits. Core deposits, which consist of demand, savings and money market deposits, are generally less costly than the Company's time deposits. Average core deposits for the third quarter of 1999 were $7.1 billion, or 53.3% of average total deposits, up from $6.3 billion, or 45.4%, for the third quarter of 1998. For the first nine months of 1999, average core deposits were $7.0 billion, or 52.2% of average total deposits, an increase from $6.2 billion, or 44.6%, for the first nine months of 1998.

         The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, interest rate spread and net interest margin. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the tables below.

                                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------------------------
                                                                    1999                                     1998
                                                 -----------------------------------------    ----------------------------------
                                                                                   AVERAGE                               AVERAGE
                                                   AVERAGE                         YIELD/      AVERAGE                    YIELD/
                                                   BALANCE         INTEREST         COST       BALANCE      INTEREST       COST
                                                 -----------     -----------       -------     --------    -----------   -------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans:
    Loans held for sale                          $ 1,993,022     $    36,317        7.25%   $ 2,803,229    $    50,587     7.22%
    Loans receivable:
      Residential real estate                      8,139,999         141,951        6.98      9,418,710        164,479     6.99
      Commercial real estate                       3,091,855          61,507        7.95      2,409,377         50,459     8.38
      Consumer                                     1,883,661          39,370        8.33        886,740         18,549     8.32
      Business                                       446,755           9,028        8.03        178,284          3,764     8.38
                                                 -----------     -----------                -----------    -----------
        Total loans receivable                    13,562,270         251,856        7.42     12,893,111        237,251     7.36
                                                 -----------     -----------                -----------    -----------
        Total loans                               15,555,292         288,173        7.40     15,696,340        287,838     7.33
                                                 -----------     -----------                -----------    -----------
  Securities:
    MBS                                            3,445,553          57,427        6.67      2,593,548         44,645     6.89
    Other                                            694,508          12,658        7.26        573,848         10,524     7.30
                                                 -----------     -----------                -----------    -----------
        Total securities                           4,140,061          70,085        6.77      3,167,396         55,169     6.96
                                                 -----------     -----------                -----------    -----------
  Money market investments                            37,321             496        5.27         69,015            982     5.58
                                                 -----------     -----------                -----------    -----------
        Total interest-earning assets             19,732,674         358,754        7.26     18,932,751        343,989     7.26
                                                 -----------     -----------                -----------    -----------
Other assets                                       2,081,486                                  1,800,214
                                                 -----------                                -----------
Total assets                                     $21,814,160                                $20,732,965
                                                 ===========                                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Core:
      Demand                                     $ 1,861,922           1,747        0.37    $ 1,808,794          1,916     0.42
      Savings                                      2,434,130          14,021        2.29      2,309,353         12,221     2.10
      Money market                                 2,808,704          26,706        3.77      2,167,362         21,921     4.01
                                                 -----------     -----------                -----------    -----------
        Total core                                 7,104,756          42,474        2.37      6,285,509         36,058     2.28
                                                 -----------     -----------                -----------    -----------
    Time                                           6,221,741          75,284        4.80      7,555,038        102,087     5.36
                                                 -----------     -----------                -----------    -----------
        Total deposits                            13,326,497         117,758        3.51     13,840,547        138,145     3.96
                                                 -----------     -----------                -----------    -----------
  Borrowed funds:
    Federal funds purchased and securities
      sold under agreements to repurchase          3,065,805          40,552        5.18      1,322,983         18,922     5.60
    Other short-term borrowings                    2,262,137          30,380        5.26      2,964,774         43,299     5.72
    Other                                          1,290,524          20,821        6.38        881,696         16,302     7.33
                                                 -----------     -----------                -----------    -----------
        Total borrowed funds                       6,618,466          91,753        5.44      5,169,453         78,523     5.96
                                                 -----------     -----------                -----------    -----------
        Total interest-bearing liabilities        19,944,963         209,511        4.14     19,010,000        216,668     4.50
                                                 -----------     -----------                -----------    -----------
Other liabilities                                    392,605                                    381,971
Stockholders' equity                               1,476,592                                  1,340,994
                                                 -----------                                -----------
Total liabilities and stockholders' equity       $21,814,160                                $20,732,965
                                                 ===========                                ===========
Net interest income                                              $   149,243                               $   127,321
                                                                 ===========                               ===========
Interest rate spread                                                                3.12                                   2.76
Net interest margin                                                                 3.07                                   2.74

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------------------------------------------
                                                                1999                                     1998
                                               -------------------------------------    -------------------------------------
                                                                             AVERAGE                                  AVERAGE
                                                 AVERAGE                      YIELD/       AVERAGE                     YIELD/
                                                 BALANCE         INTEREST      COST        BALANCE        INTEREST      COST
                                               -----------     -----------   -------    -----------     -----------   -------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans:
    Loans held for sale                        $ 2,593,808     $   134,229     6.91%    $ 2,665,759     $   148,572     7.43%
    Loans receivable:
      Residential real estate                    8,426,627         434,109     6.87       9,840,110         512,746     6.95
      Commercial real estate                     2,853,657         165,182     7.72       2,332,378         149,338     8.54
      Consumer                                   1,348,071          81,066     8.03         833,503          52,052     8.34
      Business                                     355,692          21,082     7.92         142,472           9,139     8.58
                                               -----------     -----------              -----------     -----------
        Total loans receivable                  12,984,047         701,439     7.20      13,148,463         723,275     7.34
                                               -----------     -----------              -----------     -----------
        Total loans                             15,577,855         835,668     7.16      15,814,222         871,847     7.35
                                               -----------     -----------              -----------     -----------
  Securities:
    MBS                                          3,181,643         158,870     6.66       3,259,580         168,583     6.90
    Other                                          694,619          37,575     7.22         507,751          28,072     7.38
                                               -----------     -----------              -----------     -----------
        Total securities                         3,876,262         196,445     6.76       3,767,331         196,655     6.96
                                               -----------     -----------              -----------     -----------
  Money market investments                          31,846           1,272     5.33         128,135           5,397     5.56
                                               -----------     -----------              -----------     -----------
        Total interest-earning assets           19,485,963       1,033,385     7.07      19,709,688       1,073,899     7.27
                                               -----------     -----------              -----------     -----------
Other assets                                     2,059,849                                1,650,818
                                               -----------                              -----------
Total assets                                   $21,545,812                              $21,360,506
                                               ===========                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Core:
      Demand                                   $ 1,835,525           5,422     0.39     $ 1,782,015           6,832     0.51
      Savings                                    2,334,055          38,199     2.19       2,345,888          37,583     2.14
      Money market                               2,786,212          77,855     3.74       2,062,909          59,394     3.85
                                               -----------     -----------              -----------     -----------
        Total core                               6,955,792         121,476     2.33       6,190,812         103,809     2.24
                                               -----------     -----------              -----------     -----------
    Time                                         6,366,519         232,635     4.89       7,704,032         312,401     5.42
                                               -----------     -----------              -----------     -----------
        Total deposits                          13,322,311         354,111     3.55      13,894,844         416,210     4.00
                                               -----------     -----------              -----------     -----------
  Borrowed funds:
    Federal funds purchased and securities
      sold under agreements to repurchase        3,100,355         116,507     4.96       1,644,130          70,116     5.62
    Other short-term borrowings                  2,216,090          86,100     5.12       3,125,060         135,857     5.73
    Other                                        1,061,273          52,036     6.50       1,048,112          57,647     7.33
                                               -----------     -----------              -----------     -----------
        Total borrowed funds                     6,377,718         254,643     5.27       5,817,302         263,620     5.98
                                               -----------     -----------              -----------     -----------
        Total interest-bearing liabilities      19,700,029         608,754     4.11      19,712,146         679,830     4.59
                                               -----------     -----------              -----------     -----------
Other liabilities                                  401,863                                  329,200
Stockholders' equity                             1,443,920                                1,319,160
                                               -----------                              -----------
Total liabilities and stockholders' equity     $21,545,812                              $21,360,506
                                               ===========                              ===========
Net interest income                                            $   424,631                              $   394,069
                                                               ===========                              ===========
Interest rate spread                                                           2.96                                     2.68
Net interest margin                                                            2.92                                     2.68

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

                                        FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                      SEPTEMBER 30, 1999 VERSUS 1998            SEPTEMBER 30, 1999 VERSUS 1998
                                   ------------------------------------      ------------------------------------
                                                INCREASE (DECREASE)                    INCREASE (DECREASE)
                                   ------------------------------------      ------------------------------------
                                    DUE TO         DUE TO                     DUE TO        DUE TO
                                    VOLUME          RATE         TOTAL        VOLUME         RATE          TOTAL
                                   --------      --------      --------      --------      --------      --------
                                                                   (IN THOUSANDS)
Interest income:
    Total loans                    $ (2,599)     $  2,934      $    335      $(12,906)     $(23,273)     $(36,179)
    Total securities                 16,506        (1,590)       14,916         5,604        (5,814)         (210)
    Money market investments           (425)          (61)         (486)       (3,859)         (266)       (4,125)
                                   --------      --------      --------      --------      --------      --------
        Total interest income        13,482         1,283        14,765       (11,161)      (29,353)      (40,514)
                                   --------      --------      --------      --------      --------      --------

Interest expense:
    Total deposits                   (4,987)      (15,400)      (20,387)      (16,632)      (45,467)      (62,099)
    Total borrowed funds             20,545        (7,315)       13,230        24,044       (33,021)       (8,977)
                                   --------      --------      --------      --------      --------      --------
        Total interest expense       15,558       (22,715)       (7,157)        7,412       (78,488)      (71,076)
                                   --------      --------      --------      --------      --------      --------
Net interest income                $ (2,076)     $ 23,998      $ 21,922      $(18,573)     $ 49,135      $ 30,562
                                   ========      ========      ========      ========      ========      ========

    Provision for Loan Losses

        The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk"), amounted to $7.0 million for the third quarter of 1999 and $22.5 million for the first nine months of 1999. In comparison, the provision for loan losses was $8.0 million and $24.0 million for the three months and nine months ended September 30, 1998, respectively. Net loan charge-offs were $3.6 million for the third quarter of 1999, as compared with $6.0 million for the third quarter of 1998, and $7.8 million for the first nine months of 1999, as compared with $16.8 million for the first nine months of 1998. Contributing to the reductions in net charge-offs was the effect of a bulk sale in December 1998 of approximately $53 million of non-performing loans, substantially all of which were residential real estate loans (the "NPL Sale"). On an annualized basis, net loan charge-offs represented 0.11% of average loans receivable for the third quarter of 1999, as compared with 0.19% for the third quarter of 1998, and 0.08% for the first nine months of 1998, as compared with 0.17% for the same period one year ago.

    Non-Interest Income

        General. Non-interest income was $133.9 million for the quarter ended September 30, 1999, down $12.0 million, or 8.2%, from the third quarter of 1998. For the first nine months of 1999, non-interest income amounted to $435.6 million, an increase of $55.2 million, or 14.5%, as compared with the same period one year ago. The changes in non-interest income in the 1999 periods, as compared with the 1998 periods, were attributable to the net effect of lower net gains on sales activities and growth in fee and other non-interest income. Non-interest income represented 47.3% of total revenues (net interest income plus non-interest income) for the third quarter of 1999, as compared with 53.4% for the third quarter of 1998, and 50.6% for the first nine months of 1999, as compared with 49.1% for the first nine months of 1998.

        Loan Servicing and Production Fees. Loan servicing and production fees amounted to $67.4 million for the third quarter of 1999 and $199.0 million for the nine months ended September 30, 1999, representing increases of $13.6 million, or 25.2%, and $60.1 million, or 43.3%, as compared with the respective periods of 1998. These increases were largely attributable to higher levels of loan servicing fees, reflecting growth in the average balance of the mortgage servicing portfolio as well as changes in its characteristics.

        The Company's portfolio of mortgages serviced for others (excluding mortgages being subserviced by the Company) amounted to approximately $36 billion at September 30, 1999, as compared with approximately $27 billion and $25 billion at December 31, 1998 and September 30, 1998, respectively. The weighted average interest rate of the loans underlying this portfolio was 7.20% at the end of the 1999 third quarter, as compared with 7.37% at December 31, 1998 and 7.50% at September 30, 1998.

        During the first nine months of 1999, the Company sold $6.2 billion of mortgage servicing rights, including $4.7 billion in a bulk sale as part of its overall risk management program. The Company sold $13.3 billion of mortgage servicing rights during 1998 in connection with this program. In connection with sales of mortgage servicing rights, the Company was subservicing approximately $5 billion of loans at September 30, 1999, as compared with approximately $8 billion and $4 billion at December 31, 1998 and September 30, 1998, respectively. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the loan servicing rights.

        Banking Service Fees. Banking service fees amounted to $13.1 million for the third quarter of 1999, up 17.8% from $11.1 million for the third quarter of 1998. Banking service fees for the first nine months of 1999 were $36.9 million, an increase of 22.0% from $30.3 million for the corresponding period in 1998. The growth in banking service fees was attributable to higher transaction volumes, due in part to the effect of the Lakeview Acquisition, as well as changes in the Company's fee structure and the introduction of certain fee-based services.

        Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees totaled $8.9 million for the quarter ended September 30, 1999, up slightly from the corresponding prior year quarter. Securities and insurance brokerage fees for the first nine months of 1999 were $27.6 million, an increase of $2.4 million, or 9.6%, as compared with the same period one year ago. This increase was largely reflective of growth in fees from sales of annuity and insurance products.

        Net Gains on Sales Activities. Net gains on sales activities amounted to $42.1 million for the three months ended September 30, 1999, down from $71.5 million for the comparable prior year quarter. Net gains on sales activities declined to $164.1 million for the first nine months of 1999 from $180.5 million for the same period one year ago.

        Net gains on sales of loans held for sale were $37.4 million for the third quarter of 1999, as compared with $66.2 million for the third quarter of 1998. Contributing significantly to this decline was a reduction in sales of loans held for sale to $5.1 billion in the third quarter of 1999 from $6.2 billion during the corresponding prior year quarter, primarily due to a slowing of loan refinancing activity as a result of the current relatively higher interest rate environment. For the first nine months of 1999, net gains on sales of loans held for sale were $156.4 million, relatively unchanged from the $157.8 million recognized for the comparable prior year period. The net gains during the first nine months of 1998 were reduced by losses of approximately $11 million recognized during the first quarter of 1998 associated with the transfer of certain relatively lower-yielding loans from loans receivable to loans held for sale in connection with the Company's balance sheet restructuring activities. For the first nine months of 1999 and 1998, sales of loans held for sale amounted to $19.0 billion and $17.8 billion, respectively.

        The Company recognized net gains on sales of mortgage servicing rights of $4.4 million during the third quarter of 1999, as compared with net losses of $4.2 million in the third quarter of 1998 resulting from a bulk sale of mortgage servicing rights in connection with the Company's overall risk management program. For the first nine months of 1999, net gains on sales of mortgage servicing rights amounted to $4.9 million, up from $1.6 million in the same period of 1998.

        Securities-related net losses of $0.9 million were recognized for each of the three months and nine months ended September 30, 1999. In comparison, securities-related net gains of $0.3 million and $17.2 million were recognized for the three months and nine months ended September 30, 1998, respectively. The net gains for the first nine months of 1998 were primarily associated with sales of substantially all of the $1.4 billion of MBS that, in December 1997, had been designated for sale in connection with a balance sheet restructuring initiative.

        During the third quarter of 1998, a net gain of $9.5 million was recognized in connection with the Bank's sale of its sole remaining Florida branch.

        Other. Other non-interest income was $2.4 million for the quarter ended September 30, 1999, as compared with $0.8 million during the corresponding 1998 quarter. For the first nine months of 1999, other non-interest income amounted to $8.0 million, up from $5.6 million for the comparable period of 1998. These increases were substantially associated with higher revenues earned from the Company's Bank-Owned Life Insurance Program.

    Non-Interest Expense

        General. Non-interest expense amounted to $178.3 million for the quarter ended September 30, 1999, an increase of $7.1 million, or 4.2%, from the comparable quarter of 1998, primarily as a result of a higher level of general and administrative ("G&A") expense. Non-interest expense was $549.8 million for the first nine months of 1999, up $63.2 million, or 13.0%, from the same period of 1998, principally due to increases in both amortization of mortgage servicing assets and G&A expense. The increased levels of G&A expense were primarily associated with the Company's mortgage banking operations. Non-interest expense for the 1999 periods also includes the effects of the Lakeview Acquisition and the Auto Finance Business Acquisition.

        G&A Expense. G&A expense amounted to $146.1 million for the third quarter of 1999, up from $140.7 million during the same quarter one year ago. G&A expense increased to $445.4 million for the first nine months of 1999 from $416.5 million for the corresponding period of 1998. The increases in G&A expense were largely attributable to higher levels of compensation and benefits expense.

         Compensation and employee benefits expense totaled $77.5 million for the third quarter of 1999 and $229.2 million for the first nine months of 1999, up $11.4 million, or 17.2%, and $28.6 million, or 14.2%, as compared with the respective periods of 1998. These increases were principally associated with the Company's mortgage banking operations, particularly in the area of loan originations. Also contributing to the higher expense levels, albeit to a much lesser extent, were the staff additions associated with the Lakeview Acquisition and the Auto Finance Business Acquisition. At September 30, 1999, the Company's full-time equivalent employee complement amounted to 7,100, up from 6,780 one year earlier, but down from 7,373 at June 30, 1999. The increase from September 30, 1998 to September 30, 1999 was primarily related to the Company's mortgage banking activities and the Auto Finance Business Acquisition. The reduction in the number of full-time equivalent employees from June 30, 1999 to September 30, 1999 was largely attributable to a reduction in the mortgage banking-related full-time equivalent employee complement of 445, or 8.8%, in response to the recent slowing of residential real estate loan origination activity.

        Occupancy and equipment expense amounted to $25.9 million for the third quarter of 1999, an increase of $2.7 million from the comparable prior year quarter. For the nine months ended September 30, 1999, occupancy and equipment expense was $76.6 million, up $9.1 million from the same period one year ago. These increases were principally associated with the Company's mortgage banking operations, but also reflect, among other factors, the impact of the Lakeview Acquisition and the Auto Finance Business Acquisition.

         Other G&A expense amounted to $42.7 million for the third quarter of 1999 and $139.6 million for the first nine months of 1999, down $8.6 million and $8.8 million as compared with the corresponding periods one year ago. These declines primarily reflect reductions of the expense associated with the Company's plan to prepare its computer systems, software applications, hardware and facility systems to properly process dates beyond December 31, 1999 (the "Year 2000 Plan"), which is further described under the heading "Year 2000 Issue" below, and lower marketing and promotional expenses.

        Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $27.9 million for the third quarter of 1999, up only $0.3 million from the comparable prior year quarter as the impact of a higher level of mortgage servicing assets was largely offset by a slowing of prepayment activity of the underlying loans. For the first nine months of 1999, amortization of mortgage servicing assets totaled $93.8 million, an increase of $32.3 million, or 52.6%, as compared with the same period one year ago, substantially reflective of the growth in mortgage servicing assets.

        At September 30, 1999, the Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of approximately $938 million and an estimated fair value of approximately $986 million. These amounts included approximately $64 million and $15 million, respectively, associated with derivative financial instruments. At December 31, 1998 and September 30, 1998, the carrying value of mortgage servicing assets was approximately $692 million and $589 million, respectively.

        For a discussion of derivative financial instruments used by the Company to hedge its mortgage servicing assets, see "Asset/Liability Management -- Derivative Financial Instruments."

        Amortization of Goodwill. Amortization of goodwill for the three- and nine-month periods ended September 30, 1999 amounted to $4.2 million and $10.6 million, respectively, as compared with $2.8 million and $8.6 million for the three- and nine-month periods ended September 30, 1998, respectively. The higher expense levels reflect the impact of acquisitions during the first nine months of 1999.

    Income Tax Expense

        Income tax expense increased to $36.0 million and $106.4 million for the three months and nine months ended September 30, 1999, respectively, from $30.1 million and $84.5 million for the respective prior year periods. The increased levels of income tax expense were principally attributable to higher effective income tax rates and, to a lesser extent, growth in pre-tax income. The Company's effective income tax rate was 36.8% for the third quarter of 1999 and 36.9% for the first nine months of 1999, up from 32.0% for each of the comparable prior year periods. The effective income tax rates in the 1998 periods were favorably affected by a restructuring of assets within the legal entities that comprise the Company's affiliated group.

    Extraordinary Items

        The Company recognized after-tax extraordinary losses of $4.1 million during the first nine months of 1999 on the early extinguishment of $110.0 million of debt (see "Financial Condition -- Borrowed Funds"). All such losses were incurred during the first quarter of 1999. During the first nine months of 1998, after-tax extraordinary losses of $4.1 million were recognized on the early extinguishment of $157.2 million of debt. These losses were all recognized during the third quarter of 1998.

OPERATING EARNINGS AND BUSINESS SEGMENTS

        For internal management purposes, the Company also views its performance on an operating earnings basis, which represents net income adjusted for the effects of certain non-recurring or unusual items. Net income on an operating earnings basis amounted to $61.8 million for the third quarter of 1999 (which was the same as reported net income as there were no such adjustments during the period) and $181.6 million for the first nine months of 1999, up $5.9 million, or 10.6%, and $21.7 million, or 13.6%, as compared with the corresponding periods one year ago. Diluted operating earnings per common share increased to $0.55 for the third quarter of 1999 from $0.49 for the third quarter of 1998 and to $1.61 for the first nine months of 1999 from $1.38 for the first nine months of 1998. On an operating earnings basis, the annualized returns on average stockholders' equity and average assets rose to 16.75% and 1.13%, respectively, for the third quarter of 1999 from 16.67% and 1.08%, respectively, for the comparable year-ago quarter and to 16.77% and 1.12%, respectively, for the first nine months of 1999 from 16.17% and 1.00%, respectively, for the corresponding period of 1998.

        Reconcilements of operating earnings to reported net income are provided in the following table for the periods indicated (in thousands):

                                                                              FOR THE                       FOR THE
                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                      -----------------------      ------------------------
                                                                         1999          1998           1999           1998
                                                                      ---------     ---------      ---------      ---------
Operating earnings                                                    $  61,824     $  55,891      $ 181,609      $ 159,935
Items not included in operating earnings:
    Net (losses) gains related to balance sheet restructuring and
        risk management initiatives                                        --          (4,188)          --              537
    Gain on sale of deposits                                               --           9,512           --            9,512
    Income tax effect on above items                                       --          (1,969)          --           (3,717)
    Adjustments to conform internal tax expense to corporate
        tax expense                                                        --           4,703           --           13,197
    Extraordinary losses on early extinguishment of debt, net of
        tax benefits                                                       --          (4,057)        (4,127)        (4,057)
                                                                      ---------     ---------      ---------      ---------
            Net adjustments after tax                                      --           4,001         (4,127)        15,472
                                                                      ---------     ---------      ---------      ---------
Reported net income                                                   $  61,824     $  59,892      $ 177,482      $ 175,407
                                                                      =========     =========      =========      =========

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

        The following table sets forth certain information regarding the Company's business segments for the periods indicated (dollars in thousands):


                                                                                        _______________
                                                                                       |     TOTAL    |                     TOTAL
                                RETAIL      COMMERCIAL      MORTGAGE       INVESTMENT  |   REPORTABLE |   INTERSEGMENT    OPERATING
                               BANKING        BANKING        BANKING       PORTFOLIO   |    SEGMENTS  |   ELIMINATIONS     EARNINGS
                             -----------    -----------    -----------    -----------  |  ----------- |   ------------   -----------
                                                                                       |              |
For the three months ended                                                             |              |
September 30, 1999:                                                                    |              |
  Segment revenues(1)        $   115,695    $    28,945    $   125,314    $     9,739  |  $   279,693 |   $    (3,558)   $   276,135
  Segment profit                  36,924         13,113          8,721          5,258  |       64,016 |        (2,192)        61,824
  Percentage of segment                                                                |              |
    profit to total                                                                    |              |
    profit of reportable                                                               |              |
    segments                        57.7%          20.5%          13.6%           8.2% |        100.0%|
                                                                                       |              |
For the three months ended                                                             |              |
September 30, 1998:                                                                    |              |
    Segment revenues(1)      $   108,345    $    20,518    $   138,753    $     5,655  |  $   273,271 |   $   (13,393)   $   259,878
    Segment profit                32,231          8,683         21,017          2,422  |       64,353 |        (8,462)        55,891
    Percentage of segment                                                              |              |
      profit to total                                                                  |              |
      profit of reportable                                                             |              |
      segments                      50.1%          13.5%          32.6%           3.8% |        100.0%|
                                                                                       |              |
For the nine months ended                                                              |              |
September 30, 1999:                                                                    |              |
    Segment revenues(1)      $   323,552    $    80,448    $   428,720    $    27,753  |  $   860,473 |   $   (22,717)   $   837,756
    Segment profit                98,852         36,272         44,552         14,727  |      194,403 |       (12,794)       181,609
    Percentage of segment                                                              |              |
      profit to total                                                                  |              |
      profit of reportable                                                             |              |
      segments                      50.8%          18.7%          22.9%           7.6% |        100.0%|
                                                                                       |              |
For the nine months ended                                                              |              |
September 30, 1998:                                                                    |              |
    Segment revenues(1)      $   313,862    $    62,968    $   380,396    $    24,154  |  $   781,380 |   $   (40,955)   $   740,425
    Segment profit                92,195         27,809         56,406         11,949  |      188,359 |       (28,424)       159,935
    Percentage of segment                                                              |              |
      profit to total                                                                  |              |
      profit of reportable                                                             |              |
      segments                      49.0%          14.8%          29.9%           6.3% |        100.0%|
                                                                                       |              |
Segment assets at:                                                                     |              |
    September 30, 1999       $10,526,841    $ 3,722,076    $ 3,376,423    $ 4,441,231  |  $22,066,571 |
    September 30, 1998        10,032,676      2,612,670      4,757,010      3,460,426  |   20,862,782 |
                                                                                       ________________

----------
(1) Segment revenues reflect net interest income after provision for loan losses plus non-interest income.

        The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and maintenance of a portfolio of residential real estate loans receivable. Retail Banking's profit for the third quarter and first nine months of 1999 was $36.9 million and $98.9 million, respectively, up $4.7 million and $6.7 million from the corresponding periods in 1998. The increased profits for this segment reflect growth in consumer loans receivable, including as a result of the Auto Finance Business Acquisition, growth in core deposits and higher revenues from banking services. The impact of these factors more than offset lower levels of residential real estate loans receivable and time deposits.

        The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. This segment's profit was $13.1 million for the third quarter of 1999, $4.4 million greater than that in the comparable prior year quarter, and $36.3 million for the first nine months of 1999, up $8.5 million from the corresponding period of 1998. These increases were generally reflective of growth in both loans and deposits.

        The Mortgage Banking segment's activities, which are conducted principally through the Bank's wholly-owned subsidiary, North American Mortgage Company, include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for the Company and others. Mortgage Banking generated profits of $8.7 million for the 1999 third quarter, a decline from $21.0 million for the 1998 third quarter, and $44.6 million for the first nine months of 1999, down from $56.4 million for the comparable prior year period. These declines principally reflect the impact of lower residential real estate loan originations, the effects of which were partially offset by higher loan servicing fee income.

        The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity and interest rate risk and credit risk management processes. This segment's profit for the third quarter and first nine months of 1999 was $5.3 million and $14.7 million, respectively, each up $2.8 million as compared with the corresponding periods in 1998, due primarily to a higher level of MBS.

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

CASH OPERATING EARNINGS

        Net income on a cash operating earnings basis (which represents operating earnings excluding amortization of goodwill, net of taxes) was $65.7 million, or $0.58 per diluted common share, for the third quarter of 1999, up from $58.6 million, or $0.51 per diluted common share, for the corresponding quarter of 1998. For the first nine months of 1999, net income on a cash operating earnings basis was $191.7 million, or $1.70 per diluted common share, up from $168.2 million, or $1.45 per diluted common share, for the first nine months of 1998.

YEAR 2000 ISSUE

        The Company acknowledges the challenges posed worldwide due to the current inability of certain computer systems to properly recognize the date change from December 31, 1999 to January 1, 2000. Failure to adequately meet these challenges could have a material adverse effect on the operations of a financial institution, such as the Company.

        In accordance with guidelines established by the Federal Financial Institutions Examinations Council and the Office of Thrift Supervision ("OTS"), the Company has completed the assessment and analysis, remediation and testing phases of the Year 2000 Plan (including user acceptance, unit and interface testing) with respect to all of its mission-critical systems. The Company has successfully completed the implementation of year 2000-capable versions of all of its mission-critical systems. The Company has tested and validated, and is continuing to test and validate, these newly-implemented systems.

        Further, the Company has established remediation contingency plans and business resumption contingency plans for its mission-critical systems. The Company's remediation contingency plans were intended to mitigate the risks had the Company not successfully remediated its mission-critical systems prior to the year 2000. The Company's business resumption contingency plans focus on mitigating the operational risks to the Company and its customers should the Company's core business processes fail. The Company has tested and validated these contingency plans and continues to do so.

        The Company has also developed a campaign designed to educate and reassure its customers and employees regarding the impact of the year 2000 issue and the readiness of the Company to face the challenges posed by the approach of the year 2000.

        In addition, the Company has communicated with its significant third-party contractors, such as vendors and service providers, for the purpose of evaluating their readiness to meet the challenges of the year 2000 and the extent to which the Company may be affected by the remediation efforts connected with their systems, software, and applications. The Company cannot guarantee that the computer systems of such third parties will be remediated on a timely basis or that the failure of any such party to remediate, or a remediation that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

        Interest Rate Risk-Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At September 30, 1999, the Company used the following derivative financial instruments in its efforts to reduce its repricing risk:
(i) interest rate swaps, where, based on the notional amount of the related agreement, the Company makes fixed-rate payments and receives variable-rate payments, all of which are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate cap corridors, where, in exchange for the payment of a premium, the Company receives the amount by which a designated market interest rate exceeds a specified strike rate up to a maximum rate, as applied to the notional amount of the related agreement; and (iii) interest rate futures, where the Company pays any increase, or receives any decrease, in the market value of the instrument.

        The following table sets forth certain information on the derivative financial instruments used by the Company at September 30, 1999 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):

                                                                                 WEIGHTED AVERAGE
                                                           ESTIMATED       -----------------------------
                                            NOTIONAL          FAIR         FIXED-RATE      VARIABLE-RATE
                                             AMOUNT          VALUE           PAYABLE        RECEIVABLE
                                            ---------      ----------      ---- -----      -------------
Interest rate swaps hedging:
    Securities available for sale (1)      $  398,800      $    1,475         5.88%            5.42%
    Loans receivable (1)                    1,608,603          12,986         6.28             5.41
    Borrowed funds (1)                        825,000           1,416         5.85             5.43
Interest rate cap corridors hedging:
    Securities available for sale (2)         179,650           7,751          --               --
    Loans receivable (2)                      101,054           4,360          --               --
Interest rate futures hedging:
    Securities available for sale             358,100            --            --               --
    Loans receivable                          211,400            --            --               --
                                           ----------      ----------
Total                                      $3,682,607      $   27,988
                                           ==========      ==========


----------
(1) Variable rates receivable are presented on the basis of rates in effect at September 30, 1999; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) The weighted average strike rate was 4.93% and the weighted average maximum rate was 5.93%. The designated market interest rates were all tied to one-month LIBOR.

        The use of derivative financial instruments for interest rate risk-management purposes resulted in reductions in net interest income during the three and nine months ended September 30, 1999 of $5.5 million and $17.7 million, respectively, as compared with reductions in net interest income during the three and nine months ended September 30, 1998 of $3.9 million and $14.6 million, respectively.

        Mortgage Banking Risk-Management Instruments. At September 30, 1999, the Company used the following derivative financial instruments to protect against the impact of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates on the value of the Company's mortgage servicing assets: (i) interest rate swaps, where the Company receives a fixed rate and pays a variable rate tied to one-month LIBOR, although, in certain cases, the Company pays a fixed rate for a pre-determined period of time; (ii) interest rate swaptions, where, in exchange for the payment of a premium, the Company, at a future date, has the right to enter into interest rate swap agreements; (iii) interest rate floors, where, in exchange for the payment of a premium, the Company receives the excess of a specified strike rate over a designated market interest rate, as applied to the notional amount of the related agreement; and (iv) principal-only swaps, where (a) the Company receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR as applied to the notional amount of the swap; (b) the Company pays or receives changes in market value of the underlying principal-only security; and (c) subsequent month discount amounts are based on the previous month's market value.

        Derivative financial instruments were also used by the Company at September 30, 1999 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchases put options on MBS and interest rate futures.

        The following table sets forth certain information on the derivative financial instruments used by the Company at September 30, 1999 in connection with its mortgage banking operations, segregated by the activities that they hedge (dollars in thousands):

                                                                                                        WEIGHTED AVERAGE
                                                                                    ESTIMATED                 RATE
                                                                     NOTIONAL         FAIR            -------------------
                                                                      AMOUNT          VALUE           PAYABLE  RECEIVABLE
                                                                   ----------      ----------         -------  ----------
Interest rate swaps hedging mortgage servicing assets:
    Pay variable rate/receive fixed rate (1)                       $1,152,000      $  (42,379)         5.58%      5.94%
    Pay fixed rate/receive fixed rate (2)                             300,000          (3,592)         5.93       6.16
Interest rate swaptions hedging mortgage servicing assets (3)       1,445,000          42,795           --         --
Interest rate floors hedging mortgage servicing assets (4)          2,885,000          17,681           --         --
Principal-only swaps hedging mortgage servicing assets (1)             51,888             252          5.55        --
Forward contracts hedging loans held for sale                       2,203,317         (11,366)          --         --
Put options purchased hedging loans held for sale                      58,000             225           --         --
                                                                   ----------      ----------
Total                                                              $8,095,205      $    3,616
                                                                   ==========      ==========

(1) Variable rates payable are presented on the basis of rates in effect at September 30, 1999; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) These interest rate swaps are structured so that the Company both receives and makes fixed-rate payments for the initial two years of the agreements. During the fourth quarter of 1999, the Company will begin making variable-rate payments on these interest rate swaps that are tied to one-month LIBOR.

(3)      The weighted average strike rate was 6.93%.

(4) The weighted average strike rate was 5.80%. The designated market interest rates were generally tied to constant maturity Treasury or swap indices.

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

        The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at September 30, 1999. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                                                   OVER ONE
                                                                                    THROUGH         OVER
                                                                    ONE YEAR         THREE         THREE
                                                                     OR LESS         YEARS         YEARS          TOTAL
                                                                    --------       --------       --------       --------
                                                                                    (DOLLARS IN MILLIONS)
Total interest-earning assets                                       $  8,480       $  4,383       $  7,523       $ 20,386
Total interest-bearing liabilities                                    13,234          3,481          4,037         20,752
                                                                    --------       --------       --------       --------
Periodic gap before impact of derivative financial instruments        (4,754)           902          3,486           (366)
Impact of derivative financial instruments                             3,028         (1,443)        (1,585)          --
                                                                    --------       --------       --------       --------
Periodic gap                                                        $ (1,726)      $   (541)      $  1,901       $   (366)
                                                                    ========       ========       ========       ========
Cumulative gap                                                      $ (1,726)      $ (2,267)      $   (366)
                                                                    ========       ========       ========
Cumulative gap as a percentage of total assets                          (7.6)%        (10.0)%         (1.6)%

MANAGEMENT OF CREDIT RISK

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

        The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):

                                              SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                                   1999            1998           1998
                                              -------------    ------------   -------------
Non-accrual loans:
    Residential real estate                     $  54,477       $  37,771       $  79,038
    Commercial real estate                          3,452          11,992          13,792
    Consumer                                       12,596           5,292           5,350
    Business                                          290              56              93
                                                ---------       ---------       ---------
        Total non-accrual loans                    70,815          55,111          98,273
                                                ---------       ---------       ---------
Other real estate owned, net:
    Residential real estate                         8,655          15,170          20,731
    Commercial real estate                         12,154          14,505          13,909
    Allowance for losses                             (812)         (1,443)         (1,539)
                                                ---------       ---------       ---------
        Total other real estate owned, net         19,997          28,232          33,101
                                                ---------       ---------       ---------
Total non-performing assets                     $  90,812       $  83,343       $ 131,374
                                                =========       =========       =========

Non-performing assets to total assets                0.40%           0.37%           0.62%
Non-accrual loans to loans receivable                0.50            0.43            0.78

        The reduction in non-performing assets of $40.6 million, or 30.9%, from September 30, 1998 to September 30, 1999 was due, in part, to the impact of the NPL Sale. Contributing to the $7.5 million, or 9.0%, increase in non-performing assets from the end of 1998 to September 30, 1999 was the impact of the Lakeview Acquisition and the Auto Finance Business Acquisition.

        The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loans receivable portfolio, which the Company expects will continue to change over time.

        The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at September 30, 1999, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                        30 - 59         60 - 89
                                         DAYS             DAYS
                                       DELINQUENT      DELINQUENT         TOTAL
                                       ----------      ----------         -----
Residential real estate                  $34,499         $16,152         $50,651
Commercial real estate                       650           1,293           1,943
Consumer                                  17,279           6,084          23,363
Business                                     451             401             852
                                         -------         -------         -------
Total                                    $52,879         $23,930         $76,809
                                         =======         =======         =======

        The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                                   FOR THE                        FOR THE
                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                          -------------------------       -------------------------
                                             1999            1998            1999            1998
                                          ---------       ---------       ---------       ---------
Balance at beginning of period            $ 121,381       $ 109,934       $ 105,081       $ 104,718
Provision for loan losses                     7,000           8,000          22,500          24,000
Acquisitions                                 12,300            --            17,265            --
Loan charge-offs:
    Residential real estate                  (3,053)         (6,604)         (9,865)        (20,115)
    Commercial real estate                     (586)           (621)         (1,215)         (1,459)
    Consumer                                 (2,154)           (659)         (3,706)         (2,171)
    Business                                    (28)            (15)            (72)            (15)
                                          ---------       ---------       ---------       ---------
        Total loan charge-offs               (5,821)         (7,899)        (14,858)        (23,760)
                                          ---------       ---------       ---------       ---------
Loan recoveries:
    Residential real estate                     765             736           2,162           2,602
    Commercial real estate                      709             806           3,363           2,976
    Consumer                                    721             342           1,540           1,371
    Business                                     22              30              24              42
                                          ---------       ---------       ---------       ---------
        Total loan recoveries                 2,217           1,914           7,089           6,991
                                          ---------       ---------       ---------       ---------
                Net loan charge-offs         (3,604)         (5,985)         (7,769)        (16,769)
                                          ---------       ---------       ---------       ---------
Balance at end of period                  $ 137,077       $ 111,949       $ 137,077       $ 111,949
                                          =========       =========       =========       =========

        The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:

                                           SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                               1999            1998          1998
                                           -------------   ------------   -------------
Allowance for loan losses to:
    Loans receivable                            0.96%          0.82%           0.89%
    Non-accrual loans                         193.57         190.67          113.92

        Of the $3.5 billion carrying value of the Company's MBS available for sale portfolio at September 30, 1999, $2.6 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA. While substantially all of the privately-issued MBS held by the Company at September 30, 1999 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

        The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements, and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. There were no past due amounts related to the Company's derivative financial instruments at September 30, 1999 or December 31, 1998.

FINANCIAL CONDITION

    General

        The Company's total assets amounted to $22.6 billion at September 30, 1999, up slightly from $22.3 billion at December 31, 1998. Although the Company's loans held for sale declined $2.2 billion during the first nine months of 1999, the impact of this reduction was more than offset by growth in certain other asset categories, primarily loans receivable, and to a lesser extent, securities available for sale.

    Securities Available for Sale

        The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):

                                                                    SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                -------------------------   -----------------------
                                                                 AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                                   COST       FAIR VALUE      COST      FAIR VALUE
                                                                -----------   -----------   ----------  -----------
MBS:
    Pass-through securities:
        Privately-issued                                         $2,591,827    $2,536,859   $1,795,369   $1,775,264
        U.S. government agencies                                    940,394       909,303    1,002,850    1,008,921
    Collateralized mortgage obligations:
        Privately-issued                                             37,151        37,198      179,407      179,484
        U.S. government agencies                                     19,312        19,083           --           --
    Interest-only                                                       993           502        1,286          628
                                                                 ----------    ----------   ----------   ----------
            Total MBS                                             3,589,677     3,502,945    2,978,912    2,964,297
                                                                 ----------    ----------   ----------   ----------
Other debt securities:
    U. S. government and federal agencies                                --            --        3,492        3,525
    State and municipal                                              10,330        10,054       13,036       12,834
    Domestic corporate                                              336,500       302,541      333,683      343,095
    Other                                                               500           500          500          500
                                                                 ----------    ----------   ----------   ----------
            Total other debt securities                             347,330       313,095      350,711      359,954
                                                                 ----------    ----------   ----------   ----------
Equity securities                                                    21,089        20,727        5,529        5,193
                                                                 ----------    ----------   ----------   ----------
Total securities available for sale                              $3,958,096    $3,836,767   $3,335,152   $3,329,444
                                                                 ==========    ==========   ==========   ==========

    Loans

        Loans held for sale into the secondary market in connection with the Company's mortgage banking activities declined to $1.7 billion at September 30, 1999 from $3.9 billion at December 31, 1998. Production of such loans, which includes both originations and purchases, totaled $4.3 billion during the third quarter of 1999, a reduction of $2.5 billion from the same quarter one year ago. For the first nine months of 1999 and 1998, production of loans held for sale amounted to $17.1 billion and $19.1 billion, respectively. The declines in loan production resulted, in large part, from a lower level of loan refinancing activity.

        Loans receivable (exclusive of the allowance for loan losses) amounted to $14.3 billion at September 30, 1999, an increase of $1.5 billion, or 11.8%, from year-end 1998. Contributing largely to this growth were the Auto Finance Business Acquisition and the Lakeview Acquisition, in which the Company acquired loans receivable of approximately $953 million and $287 million, respectively. Of the total loans receivable of $1.2 billion acquired in these acquisitions, 72.9% were consumer loans, 10.8% were business loans, 9.3% were commercial real estate loans and 7.0% were residential real estate loans.

        A key component of the Company's strategy with respect to its loans receivable is to continue to increase the aggregate percentage of its commercial real estate, consumer and business loans to total loans receivable. At September 30, 1999, these loans, which generally offer higher returns than the Company's residential real estate loans, comprised 41.8% of total loans receivable, up from 30.0% at December 31, 1998 and 28.1% at September 30, 1998.

        The most significant increase in loans receivable from year-end 1998 to September 30, 1999 was in the consumer loan portfolio. This loan portfolio rose $1.3 billion, or 131%, during the first nine months of 1999 and amounted to $2.2 billion at the end of the 1999 third quarter. This increase was primarily due to the Auto Finance Business Acquisition, in which the Company acquired approximately $826 million of consumer loans. The Company also acquired approximately $78 million of consumer loans as a result of the Lakeview Acquisition. During the third quarter of 1999, production of consumer loans receivable amounted to $407.4 million, up 115% from $189.3 million for the third quarter of 1998. For the nine months ended September 30, 1999, production of consumer loans receivable amounted to $908.3 million, a 69.9% increase from $534.5 million during the comparable 1998 period.

        Commercial real estate loans receivable amounted to $3.2 billion at September 30, 1999, an increase of $630.6 million, or 24.6%, from the end of 1998. This increase was largely reflective of the fact that loan production outpaced runoff and, to a lesser extent, the impact of the Lakeview Acquisition and the Auto Finance Business Acquisition, in which the Company acquired a total of approximately $115 million of commercial real estate loans. Production of commercial real estate loans receivable rose to $342.2 million and $964.8 million for the three- and nine-month periods ended September 30, 1999, respectively, from $205.0 million and $756.1 million for the respective periods one year ago.

        Business loans receivable, which amounted to $520.0 million at September 30, 1999, increased $232.7 million, or 81.0%, during the first nine months of 1999. The higher level of these loans primarily reflects internally generated growth and the impact of the Auto Finance Business Acquisition. As a result of this acquisition, the array of business loan products offered by the Company was expanded to include automobile dealer floor plan loans, which amounted to approximately $99 million at the end of the 1999 third quarter.

        Residential real estate loans receivable at September 30, 1999 totaled $8.3 billion, a reduction of $628.5 million, or 7.0%, since December 31, 1998. Production of such loans amounted to $613.6 million for the third quarter of 1999, up from $251.2 million in the year-ago quarter, and $1.5 billion for the first nine months of 1999, down from $1.8 billion in the same period in 1998.

        The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):

                                  SEPTEMBER 30, 1999            DECEMBER 31, 1998
                             ---------------------------  ----------------------------      INCREASE
                                              PERCENTAGE                    PERCENTAGE     (DECREASE)
                                AMOUNT         OF TOTAL      AMOUNT          OF TOTAL      IN AMOUNT
                                ------        ----------     ------         ----------     ----------
Residential real estate      $ 8,291,295         58.2%    $ 8,919,817         70.0%       $  (628,522)
Commercial real estate         3,198,348         22.4       2,567,750         20.1            630,598
Consumer                       2,247,218         15.8         973,230          7.6          1,273,988
Business                         519,973          3.6         287,271          2.3            232,702
                             -----------        -----     -----------        -----        -----------
Total loans receivable       $14,256,834        100.0%    $12,748,068        100.0%       $ 1,508,766
                             ===========        =====     ===========        =====        ===========

    Deposits

        Total deposits amounted to $13.3 billion at September 30, 1999, down from $13.7 billion at year-end 1998. This decline reflects a $519.3 million reduction in time deposits, the effect of which was partially offset by growth of $161.6 million in core deposits, which are generally less costly than the Company's time deposits. Deposits assumed in connection with the Lakeview Acquisition and the Auto Finance Business Acquisition amounted to $461.9 million and $51.1 million, respectively.

         Part of the Company's strategy with respect to its deposits is to increase the percentage of core deposits to total deposits. At the end of the third quarter of 1999, core deposits represented 53.1% of total deposits, up from 50.6% at year-end 1998 and 46.2% at September 30, 1998.

        The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):

                             SEPTEMBER 30, 1999            DECEMBER 31, 1998
                        ---------------------------  ---------------------------      INCREASE
                                         PERCENTAGE                   PERCENTAGE     (DECREASE)
                           AMOUNT         OF TOTAL      AMOUNT         OF TOTAL       IN AMOUNT
                           ------        ----------     ------        ----------     ----------
Core:
    Demand              $ 1,881,459         14.1%    $ 1,976,122         14.5%      $   (94,663)
    Savings               2,455,294         18.5       2,291,782         16.8           163,512
    Money market          2,727,024         20.5       2,634,312         19.3            92,712
                        -----------        -----     -----------        -----       -----------
        Total core        7,063,777         53.1       6,902,216         50.6           161,561
                        -----------        -----     -----------        -----       -----------
Time                      6,229,971         46.9       6,749,244         49.4          (519,273)
                        -----------        -----     -----------        -----       -----------
Total deposits          $13,293,748        100.0%    $13,651,460        100.0%      $   357,712
                        ===========        =====     ===========        =====       ===========

        The Bank currently operates 127 branches in the greater New York City metropolitan area, including those acquired in the KeyBank Branch Acquisition.

    Borrowed Funds

        The following table sets forth a summary of the Company's borrowed funds at the dates indicated (dollars in thousands):

                                                  SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                             ---------------------------  ---------------------------
                                                              PERCENTAGE                   PERCENTAGE
                                               AMOUNT          OF TOTAL     AMOUNT          OF TOTAL
                                             ----------       ----------  ----------       ----------
Federal funds purchased and securities
    sold under agreements to repurchase      $3,141,236          42.1%    $2,245,218          33.1%
Other short-term borrowings                   2,951,441          39.6      3,756,733          55.5
Long-term debt                                1,213,154          16.3        608,892           9.0
Guaranteed preferred beneficial
    interests in Dime Bancorp, Inc.'s
    junior subordinated deferrable
    interest debentures                         152,213           2.0        162,005           2.4
                                             ----------         -----     ----------         -----
                                             $7,458,044         100.0%    $6,772,848         100.0%
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

        During January 1999, the Holding Company issued $200.0 million of unsecured 6.375% senior notes due January 2001. In July 1999, the Holding Company issued $150.0 million of 7.00% senior notes due July 2001 (the "7.00% Senior Notes") in connection with an effective shelf registration. After giving effect to the issuance of the 7.00% Senior Notes, the amount of debentures, notes or other unsecured evidences of indebtedness that can be issued under the shelf registration is $150.0 million. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

    Stockholders' Equity

        Stockholders' equity amounted to $1.5 billion at September 30, 1999, up $88.8 million, or 6.4%, from year-end 1998. This increase was largely due to net income of $177.5 million, coupled with the $69.2 million cost assigned to the 2,850,588 shares of the Holding Company's common stock issued in connection with the Lakeview Acquisition. The growth in stockholders' equity was limited principally by the effects of treasury stock purchases totaling $76.3 million, an increase of $67.4 million in the Company's accumulated other comprehensive loss and cash dividends aggregating $19.0 million declared by the Holding Company on its common stock.

        At the end of the third quarter of 1999, stockholders' equity represented 6.52% of total assets, as compared with 6.21% at December 31, 1998. At September 30, 1999, book value per common share was $13.31 and tangible book value per common share was $10.39. This compares with $12.42 and $10.35, respectively, at December 31, 1998.

        During the first nine months of 1999, the Holding Company repurchased 3,867,900 shares of its common stock. These repurchases were made pursuant to a program announced in September 1998 under which the Holding Company is authorized to repurchase up to approximately 5.6 million shares of its outstanding common stock. In connection with this program, the Holding Company repurchased a total of 4,202,900 shares of its common stock through September 30, 1999. No time limit was established to complete this program. However, future common stock repurchases may be subject to certain constraints, such as those existing under the pooling-of-interests accounting rules intended to be utilized in connection with the Merger.

        Cash dividends declared and paid by the Holding Company on its common stock were $0.06 per share in the third quarter of 1999 and $0.17 per share for the first nine months of 1999. This compares with $0.05 per share in the third quarter of 1998 and $0.14 per share for the first nine months of 1998. The Holding Company's common stock dividend payout ratio increased to 10.91% and 10.83% for the three- and nine-month periods ended September 30, 1999, respectively, from 9.62% and 9.27% for the respective periods in 1998. On October 22, 1999, the Holding Company announced the declaration of a cash dividend of $0.06 per share on its common stock, which will be paid on December 1, 1999 to stockholders of record as of the close of business on November 19, 1999.

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

        Under OTS regulations, the Bank must maintain average eligible liquid assets for each calendar quarter of not less than 4.00% of its liquidity base. The Bank was in compliance with these regulations for the third quarter of 1999.

REGULATORY CAPITAL

        Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.50% of adjusted total assets, core capital of at least 3.00% of adjusted total assets, and total risk-based capital of at least 8.00% of risk-weighted assets. The Bank exceeded these capital requirements at September 30, 1999.

        Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10% or more, its ratio of Tier 1 ("core") capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At September 30, 1999, the Bank met the published standards for a well capitalized designation under these regulations.

        The following table sets forth the regulatory capital position of the Bank at the dates indicated (dollars in thousands):

                                  SEPTEMBER 30, 1999           DECEMBER 31, 1998
                               -----------------------     ------------------------
                                 AMOUNT         RATIO        AMOUNT           RATIO
                                 ------         -----        ------           -----
Tangible and core capital      $1,526,926        6.85%     $1,282,010          5.82%
Tier 1 risk-based capital       1,526,926       10.23       1,282,010          9.58
Total risk-based capital        1,664,003       11.15       1,387,091         10.37

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

        From 1982 to 1985, Anchor Savings had acquired eight FSLIC-insured institutions that were in danger of failing and causing a loss to the FSLIC. Four institutions were acquired with some financial assistance from the FSLIC and four were unassisted "supervisory" cases. In acquiring the institutions, Anchor Savings assumed liabilities determined to exceed the assets it acquired by over $650 million at the dates of the respective acquisitions. The difference between the fair values of the assets acquired and the liabilities assumed in the transactions were recorded on Anchor Savings' books as goodwill. At the time of these acquisitions, the FSLIC had agreed that this supervisory goodwill was to be amortized over periods of up to 40 years. Without that agreement, Anchor Savings would not have made the acquisitions. When FIRREA was enacted, Anchor Savings still had over $500 million of supervisory goodwill on its books and in excess of 20 years remaining to amortize it under the agreements with FSLIC. The FIRREA-mandated capital requirements also impacted over $42 million attributable to the FSLIC contribution in one acquisition, and, until the formation of Anchor Bancorp, Inc., the holding company for Anchor Savings ("Anchor Bancorp"), in 1991, $157 million associated with preferred stock issued to the FSLIC as a result of one of the acquisitions. FIRREA further required the remaining supervisory goodwill to be eliminated by December 31, 1994 for regulatory capital purposes. The elimination of the supervisory goodwill resulted in severe limitations on Anchor Savings' activities and required the disposition of valuable assets under liquidation-like circumstances, as a result of which Anchor Savings was damaged. The complaint asks that the Government make Anchor Savings whole for the effects of the loss, which are estimated to exceed substantially the goodwill remaining at the time FIRREA was enacted.

        There are approximately 120 cases involving similar issues still pending in the United States Court of Federal Claims, which has entered summary judgment for the plaintiffs in a small number of the cases as to liability, but not damages. The first three of those cases, referred to as the Winstar cases, were appealed to the United States Supreme Court, which, on July 1, 1996, affirmed the decision that the Government was liable for breach of contract in those cases.

        All of the Winstar-related cases, including Anchor Savings' lawsuit (which was assumed by the Bank upon consummation of the merger of Anchor Bancorp and Anchor Savings with and into the Holding Company and the Bank, respectively, were assigned to the Chief Judge of the Court of Federal Claims. The Chief Judge has issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases. The OCMO imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, the Bank has moved for partial summary judgment as to the existence of a contract and the inconsistency of the Government's actions with that contract in each of the related transactions. The Government has disputed the existence of a contract in each case and cross-moved for summary judgment. The Government also submitted a filing acknowledging that it is not aware of any affirmative defenses. Initial briefing on the motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Government then submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by the plaintiff. On March 31, 1998, the Bank, as directed by the Court, submitted a proposed order imposing liability on the Government as to each of the Bank's claims. On April 30, 1998, the Government served its opposition to the entry of the order. Final submissions were made on May 15, 1998 by the Bank and May 22, 1998 by the Government. In September 1999, the Government filed supplemental papers in support of its pending summary judgment motion. The Bank responded to such filings in early November 1999, at which time it again requested entry of summary judgment on liability in its favor. No date has been set for argument on the Bank's request to enter judgment. It is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when it will schedule a trial on damages and any remaining liability issues.

        Commencing in April 1998, the oldest 30 of the pending cases (after excluding certain specific cases) that elected to proceed were allowed to commence full discovery as to liability and damages in their cases. The second 30 cases commenced discovery in 1999, and so on. Cases will not be assigned to trial judges until after the fact discovery is completed. The Bank is among the first 30 plaintiffs and commenced full case-specific discovery on April 1, 1998. Case-specific fact discovery in the Bank's case ended on July 31, 1999, and expert discovery will continue until the spring of 2000. On October 29, 1999, the Bank filed its experts reports relating to its damage claims with the Government.

        There have been three court decisions determining damages in the Winstar-related cases. A decision in the first of these cases was handed down on April 9, 1999, and it ordered the Government to pay $909 million in restitution and non-overlapping reliance damages to the plaintiff, Glendale Federal Bank, FSB. A second decision was issued on April 16, 1999 in the California Federal Bank case, and the Government was ordered to pay damages of $33 million on a cost of replacement capital theory. A third decision was handed down in the La Salle Talman case on September 29, 1999. The Government, in that case, was ordered to pay approximately $5 million under the reliance theory. Based on the facts of each case, the three courts did not enter judgment for lost profits (otherwise known as expectancy damages). The determinations of damages by the Court of Federal Claims in both the Glendale and California Federal Bank cases have been appealed, and notice of appeal has been filed in the La Salle Talman case. It is impossible, therefore, to predict the measure of damages that will be upheld in cases in which liability is found.

        During the summer of 1998, there were settlements in a total of four of the Winstar-related cases in which the Government agreed to make payments to the plaintiffs. In addition, there also was a settlement in a pending, small case in September 1999. The Bank believes that the circumstances of the five settled cases were materially different from the Bank's case, and the Bank does not believe that these settlements will affect the final outcome of its case. The Company is unaware of any other pending settlements in this litigation.

        The Company continues to believe that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially the goodwill remaining on Anchor Savings' books at the time FIRREA was enacted. The Company also believes that it is entitled to damages under each of the primary damage theories considered by the courts in the Glendale, California Federal Bank and La Salle Talman cases.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 12 --  Ratio of Earnings to Fixed Charges
         Exhibit 27 --  Financial Data Schedule

(b)      REPORTS ON FORM 8-K

        During the three-month period ended September 30, 1999, the Holding Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

        -- Form 8-K, filed on September 15, 1999, containing the press release issued by the Holding Company announcing the Merger and certain investor presentation materials related to the Merger.

        -- Form 8-K, filed on September 20, 1999, containing additional investor presentation materials related to the Merger.

        -- Form 8-K, filed on September 24, 1999, filing the Merger Agreement, a stock option agreement between Hudson and the Holding Company and a stock option agreement between the Holding Company and Hudson.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIME BANCORP, INC.
                                    (Registrant)





Dated: November 12, 1999            By: /s/ Lawrence J. Toal
       -----------------                --------------------
                                        Lawrence J. Toal
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief
                                        Operating Officer


Dated: November 12, 1999            By: /s/ Anthony R. Burriesci
       -----------------                ------------------------
                                        Anthony R. Burriesci
                                        Executive Vice President and
                                          Chief Financial Officer


Dated: November 12, 1999            By: /s/ John F. Kennedy
       -----------------                -------------------
                                        John F. Kennedy
                                        Controller and Chief Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT

12                Ratio of Earnings to Fixed Charges

27                Financial Data Schedule (filed electronically)