Form 10-K
period 1999-12-31
DIME BANCORP INC
filed 2000-03-30
CIK 919568

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                ON WHICH REGISTERED
               -------------------                               ---------------------
          COMMON STOCK, $0.01 PAR VALUE                         NEW YORK STOCK EXCHANGE
              STOCK PURCHASE RIGHTS                             NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $1,322,517,641 as of February 29, 2000 (based on the closing New York Stock Exchange price on such date).

     The number of shares of common stock of the registrant outstanding as of February 29, 2000 was 111,240,660 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DIME BANCORP, INC.

                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.     Business....................................................      1
Item 2.     Properties..................................................     13
Item 3.     Legal Proceedings...........................................     13
Item 4.     Submission of Matters to a Vote of Security Holders.........     17

PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     17
Item 6.     Selected Financial Data.....................................     18
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     19
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     46
Item 8.     Financial Statements and Supplementary Data.................     47
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     47

PART III
Item 10.    Directors and Executive Officers of the Registrant..........     47

Item 11.    Executive Compensation......................................     50

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     68
Item 13.    Certain Relationships and Related Transactions..............     69


PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     70

SIGNATURES..............................................................     75

                                     PART I

     Certain statements contained in this Annual Report on Form 10-K are forward-looking and may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company (as defined below). A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control and general economic conditions.

ITEM 1.  BUSINESS

GENERAL

     Dime Bancorp, Inc. (the "Holding Company" or "Dime Bancorp," and, together with its direct and indirect subsidiaries, the "Company" or "Dime"), is a unitary savings and loan holding company incorporated in the State of Delaware and headquartered in New York, New York. The Holding Company's principal subsidiary is The Dime Savings Bank of New York, FSB, a federally-chartered savings bank ("Dime FSB"). The principal subsidiary of Dime FSB is North American Mortgage Company ("NAMC"), a mortgage banking company that was acquired in October 1997 (the "NAMC Acquisition"). At December 31, 1999, the Company operated 127 branches located throughout the greater New York City metropolitan area and conducted its mortgage banking activities nationwide through locations in 41 states. At December 31, 1999, the Company had assets of $23.9 billion, deposits of $14.3 billion and stockholders' equity of $1.5 billion.

     During 1999, the Company, in transactions accounted for under the purchase method, acquired: (i) KeyBank National Association's ("KeyBank") Long Island banking franchise, which included 28 branches (the "KeyBank Branch Acquisition"); (ii) Citibank N.A.'s ("Citibank") indirect automobile finance business (the "Citibank Auto Business Acquisition"); (iii) Lakeview Financial Corp. ("Lakeview"), the then holding company for Lakeview Savings Bank, which operated 11 branches in northern New Jersey (the "Lakeview Acquisition"); and
(iv) certain assets and the leases on all of the 15 residential real estate loan production offices of T&N Mortgage, Inc., which was headquartered in Monroe, Louisiana. For further information regarding these acquisitions, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

     On September 15, 1999, the Holding Company entered into a definitive agreement and plan of merger (as subsequently amended, the "Merger Agreement") with Hudson United Bancorp ("Hudson"), a New Jersey corporation headquartered in Mahwah, New Jersey, which provides for the merger of Hudson with and into the Holding Company (the "Merger"). For a discussion of recent developments regarding the Merger and recent actions taken by North Fork Bancorporation, Inc. ("North Fork") related thereto, see Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     For internal management purposes, the Company has four business segments:
Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio. Further information regarding these business segments is set forth below and in
Note 24 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

RETAIL BANKING

  General

     The Company's Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and mainte-nance of a portfolio of residential real estate loans receivable. Products and services offered by this business segment, most of which are available 24 hours a day and seven days a week, are delivered through a multi-channel distribution network, including on-line banking.

  Deposits

     The Company's total deposits amounted to $14.3 billion at December 31, 1999, of which $13.0 billion were associated with retail customers. (The remaining balance of total deposits consisted of escrow deposits relating to serviced mortgage loans and commercial banking-related customer deposits.) At that date, the Company operated 41 branches in New York City, 50 branches on Long Island, a total of 8 branches in New York's Westchester and Rockland Counties and 28 branches in New Jersey. In addition to its branch system, the Company's deposit gathering network at the end of 1999 included its telephone banking center and 248 automated teller machines owned by the Company.

     The Company attracts deposits by offering a broad selection of deposit instruments and programs for retail and private banking customers. These include demand accounts, savings accounts, money market accounts, time deposit accounts, individual retirement and Keogh accounts and automatic payroll and Social Security deposit programs. The Company's deposit levels are subject to fluctuations resulting from numerous factors outside the Company's control, including general economic conditions, market interest rates and competition both from other depository institutions and alternative investments. Depositor behavior is affected by a variety of factors, including risk-related returns on other available investments, the rates paid by the Company compared to other institutions and the Company's ability to satisfy customer needs. These factors may affect the Company's willingness or ability to compete for deposits and, therefore, the level of its deposits.

     Dime FSB is a member of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with approximately 66% of its deposits insured by the BIF and the remainder insured by the Savings Association Insurance Fund ("SAIF") of the FDIC, in each case up to applicable limits.

  Securities Brokerage Services

     Securities brokerage services are provided by the Company through Dime Securities, Inc., a wholly-owned subsidiary that is a registered broker-dealer. The services provided by Dime Securities, Inc. primarily consist of the execution of securities transactions, on an agency basis, solely upon the order and for the accounts of its customers. In addition, Dime Securities, Inc. provides standardized and individualized investment and financial planning advice to individuals and business entities. Products sold by Dime Securities, Inc., which are not BIF- or SAIF-insured, include: mutual funds; government, corporate and municipal bonds; equity securities and equity options; annuities; and unit investment trusts.

  Insurance Activities

     The Company's insurance agency subsidiaries include The Dime Agency, Inc., Dime NJ Agency, Inc. and North American Mortgage Insurance Services. These subsidiaries currently sell certain tax-deferred annuities and products issued by various insurance companies, including individual and group life, disability and accidental death insurance, as well as hazard, mortgage and automobile insurance.

  Consumer Lending

     The Company's consumer loans receivable portfolio at December 31, 1999 totaled $2.5 billion and was comprised largely of home equity loans and lines of credit and automobile loans. This loan portfolio also included manufactured home loans, loans secured by deposits, boat loans, unsecured and secured personal loans, property improvement loans, government-guaranteed student loans and unsecured revolving lines-of-credit and overdraft checking loans. The Company generates consumer loans through its retail branch system, its NAMC loan production network, direct mail and general marketing initiatives.

     Home equity loans, which represented approximately 60% of the Company's total consumer loan portfolio at December 31, 1999, are underwritten following guidelines similar to those for conventional residential real estate loans (see "Mortgage Banking -- Residential Real Estate Loan Production"). The loan-to-value ratio on any home equity loan originated by the Company during 1999, together with any prior lien, generally did not exceed 90% at the time of origination. Loans made pursuant to home equity lines of credit have adjustable interest rates that, after an introductory period, are based generally on a fixed margin over the prime lending rate.

     Automobile loans represented approximately 36% of the total consumer loan portfolio at the end of 1999, up from less than 1% one-year earlier. This increase reflects the impact of the Citibank Auto Business Acquisition.

  Residential Real Estate Loans Receivable Portfolio

     At December 31, 1999, the Company maintained a residential real estate loans receivable portfolio of $8.2 billion, consisting of one-to-four family first mortgage loans and cooperative apartment loans. During 1999, the Company continued to manage the level of this loan portfolio consistent with its strategy to reduce the percentage of such loans to total loans receivable.

COMMERCIAL BANKING

  General

     The Company's Commercial Banking segment provides both lending and deposit products and services to business customers. This segment includes commercial real estate lending and business banking activities.

  Commercial Real Estate Lending

     At December 31, 1999, the Company's commercial real estate loans receivable amounted to $3.5 billion, of which approximately $2.2 billion were secured by properties located in the State of New York. The Company maintains commercial real estate loan production offices in the greater New York City metropolitan area, as well as in Florida, Massachusetts, Pennsylvania and Virginia.

     The Company's underwriting policies with respect to commercial real estate loans are based primarily on the loan-to-value ratio of the property and an assessment as to the adequacy of the underlying project's cash flow and its coverage of operating expenses and debt service payments. The Company's underwriting policies generally require an appraisal of the underlying property, an engineer's report and a "Phase I" environmental assessment. Loan-to-value ratios at the time of origination are usually not more than 75%.

  Business Banking

     The Company's business banking activities consist of providing loans (including lease financing and asset-based lending), deposit products and cash management and other services to small- and medium-sized businesses. The Company originates business loans principally to finance seasonal working capital needs, expansion, renovation and equipment purchases. In general, the ability of the borrower to generate sufficient cash flows from operations to liquidate the debt is a critical component of the credit decision. At December 31, 1999, the Company's business loans receivable amounted to $1.0 billion.

MORTGAGE BANKING

  General

     The Company's Mortgage Banking segment activities, which are conducted principally through NAMC, include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for the Company and others.

  Residential Real Estate Loan Production

     The Company produces fixed-rate and adjustable-rate residential real estate loans through a multi-channel, multi-regional network. During 1999, the Company's residential real estate loan production amounted to $22.4 billion, of which approximately 39% was originated through mortgage brokers, approximately 37% was originated directly by the Company and approximately 24% was purchased through correspondent lenders.

     The Company's residential real estate loan production includes loans: (i) that meet the standard underwriting policies and purchase limits established by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines ("conforming conventional loans"); (ii) in amounts in excess of the FNMA and FHLMC purchase limits ("jumbo loans"); (iii) insured or guaranteed under Federal Housing Administration ("FHA") or Veterans Administration ("VA") programs; (iv) that conform to programs established by various state and local authorities; and (v) exclusively for sale to specified secondary market investors that conform to the requirements of such investors, which may be more or less stringent than those for conforming conventional loans.

     Underwriting policies and guidelines for residential real estate loans produced for the Company's portfolio are generally in conformance with those of FNMA and FHLMC. Such policies and guidelines include requiring an appraisal of the value of the collateral for the purpose of determining the loan-to-value ratio (i.e., the ratio that the principal amount of the loan bears to the value of the collateral securing the loan at the time of origination) and the collateral's adequacy as security. The collateral's value is the lower of the purchase price or the appraised value, except for refinance loans, where the appraised value is used. With respect to residential first mortgage loans having a loan-to-value ratio in excess of 80% at the date of origination, the Company generally requires private mortgage insurance underwritten by FNMA- and FHLMC-approved insurers in accordance with FNMA and FHLMC coverage levels.

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

  Secondary Market Activities

     During 1999, the Company continued its strategy of selling into the secondary market substantially all of its fixed-rate residential real estate loan production. Further, during 1999, the Company opportunistically sold adjustable-rate residential real estate loans into the secondary market. In total, $22.5 billion of residential real estate loans held for sale were sold by the Company into the secondary market during 1999.

     Conforming conventional loans produced by the Company for sale into the secondary market are typically pooled and exchanged for securities backed by such loans (mortgage-backed securities ("MBS")), which are generally sold to investment banking firms. The Company may also sell conforming conventional loans, as whole loans, directly to FNMA or FHLMC or to private investors. Jumbo loans produced for sale in the secondary market are sold to private investors. FHA-insured and VA-guaranteed loans produced for sale in the secondary market are pooled to form Government National Mortgage Association ("GNMA") MBS, issued by the Company, which are sold to investment banking firms.

     In June 1999, NAMC entered into a strategic alliance with FNMA under which NAMC delivers all of its fixed-rate agency-eligible conforming conventional residential real estate loan originations to FNMA.

NAMC utilizes FNMA's automated loan underwriting system as its primary agency loan underwriting system.

  Loan Servicing

     At December 31, 1999, the Company's residential real estate loans serviced for others portfolio (excluding loans being subserviced by the Company) consisted of approximately 350,000 loans with principal balances totaling $37.0 billion. In return for servicing these loans, the Company earns fees based upon the outstanding principal balances of the loans. Minimum servicing fees for substantially all loans serviced under MBS programs are established by the sponsoring entities. At year-end 1999, the Company was subservicing, for a fee, approximately 12,000 residential real estate loans with principal balances of $1.3 billion in connection with sales of loan servicing rights. In addition, at that date, the Mortgage Banking segment was servicing approximately 87,000 residential real estate loans owned by the Company with principal balances of approximately $9.7 billion.

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

INVESTMENT PORTFOLIO

     The Company, pursuant to established policies and guidelines, invests in certain debt and equity securities and money market investments. These investments are made in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes. In addition, as a member of the Federal Home Loan Bank of New York ("FHLBNY"), Dime FSB is required to maintain a specified investment in the capital stock of the FHLBNY (see "Regulation and Supervision -- Federal Home Loan Bank System").

EMPLOYEES

     The Company had 6,928 full-time equivalent employees at December 31, 1999. Employees of the Company are not represented by any collective bargaining group. The Company considers its employee relations to be satisfactory.

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

REGULATION AND SUPERVISION

  General

     Dime FSB is a federal savings bank and a member of the FHLBNY and is subject to the regulations, examinations and reporting requirements of the Office of Thrift Supervision (the "OTS"), as the primary regulator of federal savings associations, and of the FDIC, as insurer of Dime FSB's deposits. Additionally, Dime FSB is subject to certain limited regulation by the Board of Governors of the Federal Reserve System

(the "Federal Reserve Board"). As a savings and loan holding company, the Holding Company is also subject to the regulations, examinations and reporting requirements of the OTS.

     The description of statutory provisions and regulations applicable to savings associations and savings and loan holding companies set forth below does not purport to be a complete description of the statutes and regulations described or of all such statutes and regulations and their effects on Dime FSB and the Holding Company. The regulatory framework has been established primarily for the protection of depositors and the financial system generally and is not intended for the protection of stockholders or other creditors.

  Deposit Insurance

     The FDIC administers two separate deposit insurance funds: the BIF, of which Dime FSB is a member, and the SAIF. As of December 31, 1999, approximately 66% of Dime FSB's deposits were BIF-insured and approximately 34% of its deposits were SAIF-insured. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under this system, both BIF-insured and SAIF-insured depository institutions are placed into one of nine confidential assessment risk categories using a two-step process based first on capital ratios and then on other factors. Currently, both BIF-insured and SAIF-insured deposit assessment rates range between $0.00 and $0.27 for each $100 of insured deposits.

     Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), assessments are imposed on insured depository institutions with respect to both BIF- and SAIF-assessable deposits in order to pay for a portion of the debt service of certain bonds issued by the Federal Financing Corporation (the "FICO Bonds"). Pursuant to the Funds Act, between January 1, 1997 and December 31, 1999, BIF-assessable deposits were assessed at a rate equal to 20% of the rate applied to SAIF-assessable deposits for purposes of the FICO Bonds debt service assessment. Effective January 1, 2000, there is no difference between the assessment rates on BIF- and SAIF-assessable deposits. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The average annual assessment rate during 1999 was $0.01185 for each $100 of BIF-assessable deposits and $0.05925 for each $100 of SAIF-assessable deposits.

  Capital Requirements

     Under federal statute and OTS regulations, savings associations are required to comply with three separate capital adequacy standards. These institutions are required to have core capital equal to 3% of adjusted total assets, tangible capital equal to at least 1.5% of adjusted total assets and total risk-based capital equal to at least 8% of total risk-weighted assets. The OTS is also authorized to establish individual minimum capital requirements for a savings association consistent with these capital standards. The OTS has not established any such individual minimum capital requirements for Dime FSB. There are potentially severe consequences for failing to meet these regulatory capital requirements.

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

     Tangible capital means core capital less any intangible assets (except for mortgage servicing assets includable in core capital) and investments in subsidiaries that are not "includable subsidiaries" (except as permitted by regulation).

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

     For information concerning Dime FSB's regulatory capital status, see Note 15 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

  Loans-to-One-Borrower Limitations and Loans to Insiders

     Savings associations are subject to loans-to-one-borrower limitations under federal law and OTS regulations. At December 31, 1999, Dime FSB's loans-to-one-borrower limitation was approximately $216 million.

     Savings associations are also subject to Sections 22(g) and 22(h) of the Federal Reserve Act. These provisions, among other things, limit a savings institution's extension of credit to the principal stockholders, directors and executive officers of the savings institution and its affiliates and to the related interests of these persons.

  Liquid Assets

     OTS regulations require a savings institution to maintain, for each calendar quarter, an average daily balance of liquid assets (as defined) equal to at least 4% of either (i) its liquidity base (the institution's net withdrawable accounts plus short-term borrowings) at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. Monetary penalties may be imposed for failure to meet liquidity ratio requirements.

  Restrictions on Capital Distributions

     OTS regulations limit the ability of savings associations to make capital distributions. Capital distributions include: (i) cash dividends; (ii) payments to repurchase, redeem, retire or otherwise acquire an institution's shares or debt instruments included in total capital and any extension of credit to finance an affiliate's acquisition of the savings association's shares or interests; (iii) payments to stockholders of another institution in a cash-out merger, or payments of cash or other property to the savings association's owners or affiliates made in connection with a corporate restructuring; (iv) other distributions charged against capital if the savings association would not be "well capitalized" following the distribution; and (v) any other transaction that the OTS determines to entail a payout of capital.

     Under current OTS regulations, which became effective April 1, 1999, a savings association is required to file an application prior to making a capital distribution if: (i) it is not eligible for expedited treatment under the OTS application processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years; (iii) the savings association would not be at least adequately capitalized under the PCA regulations of the OTS following the distribution; or (iv) the capital distribution would violate a prohibition contained in any statute, regulation or agreement with the OTS (or with the FDIC) or a condition imposed in an OTS-approved application or notice.

     A savings association that is not required to file an application must file a notice with the OTS at least 30 days prior to a capital distribution if: (i) it would not be well capitalized under the PCA regulations of the OTS following the distribution; (ii) the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or (iii) it is a subsidiary of a savings and loan holding company.

     The OTS may disapprove a notice or deny an application if the proposed capital distribution would: (i) make the association undercapitalized, significantly undercapitalized, or critically undercapitalized under the PCA regulations of the OTS; (ii) raise safety or soundness concerns; or (iii) violate a prohibition contained in any statute, regulation or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice.

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

     As part of its CRA activities, Dime FSB originates loans for affordable housing (which are generally loans to low- or moderate-income borrowers). In order to generate these loans, Dime FSB's specifically designated staff uses a variety of outreach initiatives, including participation in seminars and housing fairs, such as those targeted to first-time home buyers, loan application materials in a variety of foreign languages and cooperative ventures with not-for-profit groups. Dime FSB's CRA lending activities also include loans in low- or moderate-income neighborhoods, community development financing for new construction and rehabilitation of affordable multifamily housing and targeted commercial projects. Typically, these project loans are made in partnership with government subsidy programs.

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

     Following each of the five most recent CRA examinations of Dime FSB by the OTS, the most recent of which covered the period August 1997 through September 1999, Dime FSB received an "outstanding" CRA rating, which is the highest rating that an institution may receive.

  Savings Association Investment Powers

     Federal savings associations are subject to comprehensive regulation governing their investments and activities. Among other things, a federal savings association may invest up to 3% of its assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the association itself) and, under certain conditions, in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries, stock of government-sponsored agencies such as FHLMC and FNMA and certain "pass-through investments" in entities engaging only in activities that a federal savings association may conduct directly, federal savings associations generally are not permitted to make equity investments. A service corporation in which a federal savings association may invest is permitted to engage in activities reasonably related to the activities of a federal savings association as the OTS may approve on a case-by-case basis and certain activities pre-approved by the OTS.

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

     Federal law and regulations empower Dime FSB to exercise any authority to make investments or engage in activities that Dime FSB was authorized to exercise or engage in under New York law in effect at the time it converted to a federal mutual charter, whether or not Dime FSB had utilized such authority as a state-chartered mutual savings bank. These so-called "grandfathered" powers are in addition to the powers Dime FSB possesses as a federal savings bank. Among these grandfathered powers is the authority to make "leeway" investments. Under this authority, Dime FSB, subject to certain limitations, may make equity and other investments that do not qualify under any other provision of the grandfathered powers, so long as no one such investment exceeds 1% of Dime FSB's assets and the total of all such investments does not exceed 5% of its assets. However, certain specific types of investments are prohibited under this provision, including the acquisition of common stock in a commercial bank or life insurance company.

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

  Acquisition of Control of Savings Associations

     The Home Owners Loan Act ("HOLA") prohibits a savings and loan holding company, directly or indirectly, from: (i) acquiring control of a savings association or another savings and loan holding company, without prior OTS approval; (ii) generally acquiring more than 5% of the voting shares of a savings and loan holding company or a savings association that is not a controlled subsidiary; or (iii) acquiring control of an "uninsured institution," as defined in the HOLA. No director or officer of a savings and loan holding company or individual owning, controlling or holding power to vote more than 25% of the holding company's voting shares may: (i) hold, solicit or exercise proxies in respect of any voting rights in a mutual savings association; or (ii) except with the prior approval of the OTS, acquire control of any savings association that is not a subsidiary of such holding company.

  Federal Home Loan Bank ("FHLB") System

     Dime FSB is a member of the FHLB system, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. Members are required to hold shares of the capital stock of the regional FHLB in which they are a member in an amount at least equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; (ii) 0.3% of its total assets; or (iii) 5% of its FHLB advances or borrowings.

  Federal Reserve System

     Dime FSB is subject to various regulations promulgated by the Federal Reserve Board, including, but not limited to, Regulation B (Equal Credit Opportunity Act), Regulation D (Federal Reserve Act), Regulation E (Electronic Fund Transfers Act), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act).

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

  Recent Legislation

     On November 12, 1999, President Clinton signed into law the
Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). The GLB Act significantly reforms various aspects of the financial services industry.

     The GLB Act contains provisions that permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act of 1956 (the "BHC Act") to permit a holding company to engage in a full range of financial activities as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The GLB Act provides that no company may acquire control of an insured savings association after May 4, 1999, unless that company engages, and continues to engage, only in the financial activities permissible for either a multiple savings and loan holding company or a financial holding company. However, any company that was a unitary savings and loan holding company on May 4, 1999 (or becomes a unitary savings and loan holding company pursuant to an application pending on that date) may continue to operate under present law as long as the company continues to control only one savings institution, excluding supervisory acquisitions, and each controlled institution meets the qualified thrift lender test. The GLB Act further requires that a grandfathered unitary savings and loan holding company must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999. The Holding Company is a grandfathered unitary savings and loan holding company.

     The GLB Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries, which may engage in any activity authorized for national banks directly or any financial activity permitted under the new sections of the BHC Act or permitted by regulation, except for insurance underwriting, real estate investment or development, or merchant banking.

     The GLB Act also contains a number of other provisions that will affect the operations of all financial institutions, such as provisions relating to the financial privacy of consumers and provisions authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers and, in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

     The GLB Act also makes significant changes to the FHLB system, including broadening the purposes for which FHLB advances may be used, eliminating the requirement that federal savings associations be FHLB members and changing the method of calculating the Resolution Funding Corporation (the "RFC") obligations payable by the FHLBs. Previously, the aggregate amount of the annual RFC obligation paid by all FHLBs was $300 million. The GLB Act imposes an annual obligation equal to 20% of the net earnings of the FHLBs.

     The Company is currently unable to predict the effect, if any, that the GLB Act will have on its financial condition and results of operations.

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

     For federal income tax purposes, the deduction available to Dime FSB for bad debts is equal to its actual loss experience. The use of reserves for bad debts is no longer available. Generally, federal bad debt reserve balances in existence on December 31, 1987 will be subject to recapture upon distribution of such reserves to shareholders. For New York State and New York City tax purposes, thrift institutions continue to use the reserve method of tax accounting for bad debts and determine a deduction for bad debts in a manner similar to prior law, including an alternative deduction equal to 32% of the thrift's taxable income as specially determined for this law.

     New York State and New York City each imposes an annual franchise tax on banking corporations, based on net income allocable to New York State or New York City, respectively, at a rate of 9%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge equal to 17% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. NOLs cannot be carried back or forward for New York State or New York City tax purposes. These taxes apply to the Holding Company, Dime FSB and certain of Dime FSB's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

     The Holding Company and certain of its subsidiaries are also subject to state and local taxation in states other than New York. Most states provide a statutory apportionment methodology that determines the allocable income subject to tax in those states. In certain cases, the income and activities of the affiliated group are used to determine the tax liability of the entity doing business in that state. Further, the ability to utilize NOL carryovers varies by state. New Jersey imposes a Savings Institution Tax based on net income attributed to New Jersey on the basis of separate accounting at a rate of 3% and NOLs cannot be carried back or forward. In addition, the Holding Company is subject to an annual franchise tax imposed by Delaware, its state of incorporation. This franchise tax is the higher of an amount determined by reference to authorized shares or assumed capital (asset size), but cannot exceed $150,000.

     For additional information regarding income taxes of the Company, see Note 20 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

     At December 31, 1999, Dime FSB operated 127 full-service branches in the greater New York City metropolitan area, of which 57 were owned and 70 were leased. At that date, the Company leased approximately 260 residential real estate loan production facilities in 41 states.

     For further information regarding the Company's properties and lease obligations, see Notes 6 and 23 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS

     On January 13, 1995, Anchor Savings Bank FSB ("Anchor FSB") filed suit in the United States Court of Federal Claims against the United States for breach of contract and taking of property without compensation in contravention of the Fifth Amendment to the United States Constitution. Anchor FSB's lawsuit was assumed by Dime FSB upon consummation of the merger of Anchor Bancorp, Inc. ("Anchor Bancorp"), the holding company for Anchor FSB, and Anchor FSB with and into the Holding Company and Dime FSB, respectively, on January 13, 1995 (the "Anchor Merger"). The action arose because the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Anchor FSB of the ability to include supervisory goodwill and certain other assets for purposes of computing its regulatory capital as the Federal Savings and Loan Insurance Corporation ("FSLIC") had agreed. The direct effect was to cause Anchor FSB to go from an institution that substantially exceeded its regulatory capital requirements to one that was critically undercapitalized upon the effectiveness of the FIRREA-mandated capital requirements.

     From 1982 to 1985, Anchor FSB had acquired eight FSLIC-insured institutions that were in danger of failing and causing a loss to the FSLIC. Four institutions were acquired with some financial assistance from the FSLIC and four were unassisted "supervisory" cases. In acquiring the institutions, Anchor FSB assumed liabilities determined to exceed the assets it acquired by over $650 million at the dates of the respective acquisitions. The difference between the fair values of the assets acquired and the liabilities assumed in the transactions were recorded on Anchor FSB's books as goodwill. At the time of these acquisitions, the FSLIC had agreed that this supervisory goodwill was to be amortized over periods of up to 40 years. Without that agreement, Anchor FSB would not have made the acquisitions. When FIRREA was enacted, Anchor FSB still had over $500 million of regulatory capital as a result of its supervisory acquisitions, which included regulatory capital from supervisory goodwill and other capital enhancements used by the FSLIC in connection with the transactions affected by FIRREA. At the same time, the supervisory goodwill had in excess of 20 years remaining to be amortized under the agreements with the FSLIC. In addition, until the formation of Anchor Bancorp in 1991, the FIRREA-mandated capital requirements impacted $157 million associated with preferred stock issued to the FSLIC as a result of one of the acquisitions. FIRREA further required the remaining supervisory goodwill to be eliminated by December 31, 1994 for regulatory capital purposes. The elimination of the supervisory goodwill resulted in severe limitations on Anchor FSB's activities and required the disposition of valuable assets under liquidation-like circumstances, as a result of which Anchor FSB was severely damaged. The complaint asks that the Government make Anchor FSB whole for the effects of the loss, which are estimated to exceed substantially the amount of its capital impacted by FIRREA.

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

     All of the Winstar-related cases, including Dime FSB's lawsuit were assigned to the Chief Judge of the Court of Federal Claims who issued an Omnibus Case Management Order ("OCMO") that controls the proceedings in all these cases. The OCMO imposes procedures and schedules different from most cases in the Court of Federal Claims. Under the OCMO, Dime FSB, in early 1997, moved for partial summary judgment as to the existence of a contract and the inconsistency of the Government's actions with that contract in each of the related transactions. The Government has disputed the existence of a contract in each case, cross-moved for summary judgment and submitted a filing acknowledging that it is not aware of any affirmative defenses. Initial briefing on the Dime FSB motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including Dime FSB's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. The Court's order directed the Government to submit a "show cause" filing by February 20, 1998 asserting why judgment for the plaintiff should not be entered on each of the common issues with respect to each pending summary judgment motion. The Government then submitted a filing in response to the "show cause" order, but asserted that it might need further discovery as to certain issues. At a status conference on March 11, 1998, the Court directed each of the plaintiffs to submit a proposed form of order for entry of judgment as to liability on the Winstar contract issues and an accompanying brief by March 31, 1998 and directed the Government to respond by April 30, 1998 with a filing asserting any basis for not entering the order proposed by the plaintiff. On March 31, 1998, Dime FSB, as directed by the Court, submitted a proposed order imposing liability on the Government as to each of Dime FSB's claims. On April 30, 1998, the Government served its opposition to the entry of the order. Final submissions were made on May 15, 1998 by Dime FSB and May 22, 1998 by the Government. In September 1999, the Government filed supplemental papers in support of its pending summary judgment motion. Dime FSB responded to such filings in early November 1999, at which time it again requested entry of summary judgment on liability in its favor. No date has been set for argument on Dime FSB's request to enter judgment. It is not possible to predict whether the Court will grant any of Dime FSB's motions for partial summary judgment or, if so, when it will schedule a trial on damages and any remaining liability issues. As evidenced by their discussion, this case and all similar cases have been subject to significant delays.

     Commencing in April 1998, the oldest 30 of the pending cases (after excluding certain specific cases) that elected to proceed were allowed to commence full discovery as to liability and damages in their cases. The second 30 cases commenced discovery in 1999. This pattern will continue for all remaining cases. Cases will not be assigned to trial judges until after the fact discovery is completed. Dime FSB is among the first 30 plaintiffs and commenced full case-specific discovery on April 1, 1998. Case-specific fact discovery in Dime FSB's case ended on July 31, 1999, and expert discovery will continue until the spring of 2000. On October 29, 1999, Dime FSB filed its experts reports relating to its damage claims with the Government. The Government's expert reports were filed on March 16, 2000.

     There have been four court decisions determining damages in the Winstar-related cases. A decision in the first of these cases was handed down on April 9, 1999, and it ordered the Government to pay $909 million in restitution and non-overlapping reliance damages to the plaintiff, Glendale Federal Bank, FSB ("Glendale Federal"). A second decision was issued on April 16, 1999 in the California Federal Bank ("California Federal") case, and the Government was ordered to pay damages of $33 million on a cost of replacement capital theory. A third decision was handed down in the La Salle Talman case on September 29, 1999. The Government, in that case, was ordered to pay approximately $5 million under the reliance theory. In the Landmark Land Company, Inc. decision, the Government, on March 5, 2000, was ordered to pay approximately $39 million in restitution damages to the plaintiff and the FDIC. The four courts did not enter judgment for lost profits (otherwise known as expectancy damages). The determinations of damages by the Court of Federal Claims in the Glendale Federal, California Federal and La Salle Talman cases have been appealed. It is impossible, therefore, to predict the measure of damages that will be upheld in cases in which liability is found.

     During the summer of 1998, there were settlements in a total of four of the Winstar-related cases in which the Government agreed to make payments to the plaintiffs. In addition, there also was a settlement in a pending, small case in September 1999. Dime FSB believes that the circumstances of the five settled cases were materially different from Dime FSB's case, and Dime FSB does not believe that these settlements will affect the final outcome of its case. The Company is unaware of any other pending settlements in this litigation.

     The Company continues to believe that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially its regulatory capital impacted by FIRREA. The Company also believes that it is entitled to damages under each of the primary damage theories considered by the courts in the Glendale Federal, California Federal and La Salle Talman cases so far decided.

     On March 5, 2000, North Fork announced its intention to make a hostile bid to acquire all of the outstanding Common Stock and to terminate the Merger. In connection with that hostile bid, Fleet Boston Corporation ("Fleet Boston") announced that it had agreed, among other things, to invest an aggregate of $250 million in exchange for preferred stock of North Fork and rights to purchase North Fork's common stock.

     On March 6, 2000, North Fork filed a lawsuit in the Delaware Court of Chancery against the Holding Company, members of the Holding Company's Board of Directors (the "Board") and Hudson, challenging a number of the provisions in the Merger Agreement and alleging, among other things, breaches of fiduciary duties by the Board. The complaint seeks, among other things, an order invalidating certain provisions of the Merger Agreement, including: (i) the Holding Company's agreement not to engage in any discussions with, or provide confidential information to, any person making an offer to merge with or acquire the Holding Company, until the completion of the Merger; (ii) the Board's agreement to recommend that the Holding Company's stockholders ("Dime Stockholders") adopt the Merger Agreement; and (iii) the Holding Company's agreement not to terminate the Merger Agreement prior to June 30, 2000 if Dime Stockholders fail to adopt its terms.

     On March 9, 2000, North Fork amended its complaint to include allegations of breach of fiduciary duties by the Board for compelling a premature stockholder vote on the Merger Agreement and of false and misleading statements in the Holding Company's proxy statement/prospectus supplement dated March 7, 2000. After the Holding Company postponed its special stockholders meeting on the Merger Agreement from March 15, 2000 to March 24, 2000, North Fork withdrew its additional motion for a temporary restraining order to enjoin the March 15th meeting, but reserved its right to proceed in the future.

     On March 17, 2000, North Fork moved for an expedited hearing and partial summary judgment with respect to its challenges to the provisions of the Merger Agreement. The Holding Company intends to vigorously oppose these motions.

     The Holding Company is the subject of at least 14 putative class action lawsuits filed on or after March 6, 2000 by Dime Stockholders: Brecher v. Toal, et. al., Miller v. Toal, et. al., Weiss v. Toal, et. al., Susser v. Toal, et. al., Lifshitz v. Toal, et. al., Pill v. Toal, et. al., Milite v. Toal, et. al., Steiner v. Toal, et. al., Shiry v. Toal, et. al., Lewis v. Toal, et. al., and Coleman v. Toal, et. al., each filed in the Delaware Court of Chancery on March 6, 2000; Great Neck Capital Appreciation Partnership v. Dime Bancorp, Inc., filed in the Delaware Court of Chancery on March 7, 2000; Silverberg v. Dime Bancorp, Inc., filed in the Supreme Court of the State of New York, County of Queens on March 9, 2000; and Graifman v. Koons, et. al., filed in the Supreme Court of the State of New York, County of New York, on March 15, 2000. Each of these purported class action lawsuits alleges, among other things, breaches of fiduciary duties by the Board and challenges the stock option granted by the Holding Company to Hudson in connection with the Merger Agreement, purported benefits to the Holding Company's directors and officers that will result from the Merger, and the rejection by the Board of North Fork's exchange offer regarding the Common Stock (the "Exchange Offer"), as further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     On March 10, 2000, the Dime Stockholder plaintiffs in some of the putative class action lawsuits filed a motion for partial summary judgment seeking a determination invalidating the same provisions of the Merger Agreement that were the subject of North Fork's complaint. The Holding Company intends to vigorously oppose these motions.

     On March 10, 2000, the Holding Company filed suit in the Supreme Court of the State of New York, County of New York, against North Fork and Fleet Boston. The complaint alleges violations of New York's antitrust laws, including a conspiracy between North Fork and Fleet Boston to: (i) diminish competition in a variety of banking markets; (ii) diminish competition for the purchase of banks and thrifts in some markets; and (iii) eliminate a stronger competitor (i.e., the combined institution resulting from the Merger). In addition, the complaint alleges that Fleet Boston's divestiture of branches from the Fleet Financial-BankBoston Corporation merger to Sovereign Bancorp, Inc. ("Sovereign") is part of the conspiracy, as Sovereign is not capable of competing effectively in markets with Fleet Boston and Fleet Boston may use monopoly profits gained in those markets to fund the Exchange Offer. The suit asks the court to: (i) enjoin North Fork and Fleet Boston from acting in concert to acquire the Holding Company or otherwise interfere with the Merger; (ii) enjoin the proposed branch divestiture from Fleet Boston to Sovereign and require divestiture to a banking organization with a reasonable opportunity to improve competition in the markets served; and (iii) declare violations of the New York antitrust laws.

     On March 13, 2000, North Fork filed a motion in the Delaware Court of Chancery to enjoin prosecution of the action filed by the Holding Company in New York County, alleging that such action must be brought as counterclaims in North Fork's lawsuit in the Delaware Court of Chancery. On March 17, 2000, the Holding Company filed a response opposing this motion. On March 20, 2000, the Delaware Court of Chancery refused to enjoin the Holding Company from prosecuting its antitrust claims in the New York courts. The Holding Company intends to proceed vigorously with this prosecution.

     On March 21, 2000, the Holding Company filed suit in the United States District Court for the Eastern District of New York against North Fork and members of North Fork's board of directors seeking preliminary and permanent injunctive relief in connection with alleged misrepresentations contained in North Fork's proxy statement, dated March 13, 2000, soliciting proxies against the Merger, in violation of the Securities Exchange Act of 1934.

     The Holding Company believes that its various claims against North Fork and Fleet Boston are meritorious and that the various claims made against the Holding Company and the Board are without merit. However, it is not possible to predict the outcome of these claims at this time. For a discussion of the Merger and recent developments related thereto, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the Holding Company's stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DME." On February 29, 2000, there were approximately 19,277 holders of record of the Common Stock.

     The following table sets forth, for the quarters indicated, the high and low sales prices of the Common Stock based on the NYSE Composite Tape and cash dividends declared per share of Common Stock.

                                                                 SALES PRICE
                                                              -----------------          DIVIDENDS
                                                              HIGH          LOW          DECLARED
                                                              ----          ---          ---------
1999:
  Fourth quarter............................................  $19 11/16     $14 3/4        $0.06
  Third quarter.............................................   21 13/16      16 1/4         0.06
  Second quarter............................................   25 1/8        19 13/16       0.06
  First quarter.............................................   27 3/16       22             0.05

1998:
  Fourth quarter............................................  $28           $17 1/8        $0.05
  Third quarter.............................................   33 1/16       18 1/4         0.05
  Second quarter............................................   32 1/2        27 5/8         0.05
  First quarter.............................................   31 1/4        23             0.04

     The Board periodically considers the payment of dividends on the Common Stock, taking into account the Company's financial condition and level of net income, its future prospects, economic conditions, industry practices and other factors, including the dividend restrictions described in "Regulation and Supervision -- Restrictions on Capital Distributions" under Item 1, "Business."

ITEM 6.  SELECTED FINANCIAL DATA

                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                          1999          1998          1997          1996          1995
                                       -----------   -----------   -----------   -----------   -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
EARNINGS SUMMARY
Net interest income..................  $   578,485   $   527,233   $   483,062   $   461,295   $   409,626
Provision for loan losses............       29,500        32,000        49,000        41,000        39,650
Non-interest income..................      568,243       525,030       145,291        85,978        74,712
Non-interest expense:
  General and administrative
    expense..........................      589,470       561,863       336,962       301,690       297,949
  Amortization of mortgage servicing
    assets...........................      122,786        92,291        29,751        19,382        20,652
  Amortization of goodwill...........       18,520        11,487         4,501         1,177           844
  SAIF recapitalization
    assessment.......................           --            --            --        26,280            --
  Restructuring and
    related expense..................           --            --         9,931         3,504        15,331
                                       -----------   -----------   -----------   -----------   -----------
         Total non-interest
           expense...................      730,776       665,641       381,145       352,033       334,776
                                       -----------   -----------   -----------   -----------   -----------
Income before income tax expense and
  extraordinary items................      386,452       354,622       198,208       154,240       109,912
Income tax expense...................      142,512       113,479        75,034        49,984        47,727
                                       -----------   -----------   -----------   -----------   -----------
Income before extraordinary items....      243,940       241,143       123,174       104,256        62,185
Extraordinary items -- losses on
  early extinguishment of debt, net
  of tax benefits....................       (4,127)       (4,057)       (1,460)           --            --
                                       -----------   -----------   -----------   -----------   -----------
Net income...........................  $   239,813   $   237,086   $   121,714   $   104,256   $    62,185
                                       ===========   ===========   ===========   ===========   ===========
PER COMMON SHARE
Basic earnings:
  Income before extraordinary
    items............................  $      2.19   $      2.13   $      1.15   $      1.00   $      0.63
  Net income.........................         2.15          2.09          1.14          1.00          0.63
Diluted earnings:
  Income before extraordinary
    items............................         2.17          2.09          1.13          0.96          0.57
  Net income.........................         2.13          2.06          1.12          0.96          0.57
Cash dividends declared..............         0.23          0.19          0.12            --            --
Dividend payout ratio................        10.70%         9.09%        10.53%           --%           --%
Book value at December 31,...........  $     13.67   $     12.42   $     11.30   $      9.76   $     10.25

PERFORMANCE RATIOS
Return on average assets.............         1.09%         1.11%         0.60%         0.52%         0.30%
Return on average stockholders'
  equity.............................        16.46         17.84         11.04         10.36          6.56
Interest rate spread.................         2.97          2.68          2.42          2.29          1.98
Net interest margin..................         2.91          2.68          2.51          2.40          2.07
Non-interest income to total
  revenues...........................        49.55         49.90         23.12         15.71         15.43
Efficiency ratio.....................        51.40         54.59         51.98         51.83         57.11

                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                          1999          1998          1997          1996          1995
                                       -----------   -----------   -----------   -----------   -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET SUMMARY
Total assets.........................  $23,921,325   $22,320,850   $21,848,000   $18,870,108   $20,326,620
Securities available for sale........    3,849,676     3,329,444     4,992,304     2,589,572     4,070,865
Securities held to maturity..........           --            --            --     4,363,971     5,085,736
Loans held for sale..................    1,733,667     3,884,886     1,841,862       115,325       139,370
Loans receivable.....................   15,207,054    12,748,068    12,984,507    10,738,057     9,830,313
Allowance for loan losses............      140,296       105,081       104,718       106,495       128,295
Deposits.............................   14,261,449    13,651,460    13,847,275    12,856,739    12,572,203
Stockholders' equity.................    1,516,105     1,385,665     1,314,858     1,022,337       976,530

ASSET QUALITY
Non-performing assets................  $    86,053   $    83,343   $   146,749   $   244,845   $   315,800
Non-performing assets to total
  assets.............................         0.36%         0.37%         0.67%         1.30%         1.55%
Non-accrual loans to loans
  receivable.........................         0.46          0.43          0.92          1.78          2.60
Allowance for loan losses to loans
  receivable.........................         0.92          0.82          0.81          0.99          1.31
Allowance for loan losses to
  non-accrual loans..................       202.27        190.67         88.01         55.58         50.29
CAPITAL RATIOS
Stockholders' equity to total
  assets.............................         6.34%         6.21%         6.02%         5.42%         4.80%
Average stockholders' equity to
  average total assets...............         6.63          6.21          5.46          5.05          4.62
Dime FSB:
  Tangible and core..................         5.90          5.82          5.64          6.06          5.16
  Tier 1 risk-based..................         8.80          9.58         10.29         11.96         10.76
  Total risk-based...................        10.33         10.37         11.17         13.08         12.01
OTHER DATA
Loans serviced for others(1).........  $37,110,485   $27,009,693   $21,986,111   $11,036,624   $ 9,514,560
Common shares outstanding (in
  thousands).........................      110,895       111,570       116,358       104,744        99,706

---------------
(1) Excludes loans being subserviced by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACQUISITION ACTIVITY

     The following is a discussion of acquisitions consummated by the Company during 1999. Each of these acquisitions was accounted for as a purchase. Accordingly, the results of these acquisitions are reflected in the Company's financial statements for the periods subsequent to their respective acquisition dates.

     On October 18, 1999, the Company acquired KeyBank's Long Island banking franchise, which included 28 branches. In connection with the KeyBank Branch Acquisition, the Company acquired assets of $1.1 billion, including cash of $614.4 million and loans receivable of $501.9 million, and assumed liabilities of $1.3 billion, substantially all of which were deposits.

     On August 1, 1999, the Company acquired Citibank's indirect automobile finance business for $906.7 million in cash. In connection with the Citibank Auto Business Acquisition, the Company acquired assets of $953.0 million, consisting substantially of loans receivable, and assumed deposits of $51.1 million.

     On May 21, 1999, Lakeview was acquired by the Company. Lakeview was the holding company for Lakeview Savings Bank, which operated 11 branches in northern New Jersey. At the date of the Lakeview Acquisition, Lakeview had consolidated assets of $560.6 million, including loans receivable of $286.9 million, and consolidated liabilities of $515.9 million, including deposits of $461.9 million. Under the terms of the related agreement, holders of Lakeview's common stock received either 0.9 of a share of Common Stock or $24.26 in cash for each outstanding share of Lakeview common stock. In connection therewith, the Holding Company issued 2,852,321 shares of Common Stock from treasury at an assigned value of $69.2 million and paid a total of $41.4 million in cash.

     On February 16, 1999, the Company acquired certain assets, which were not material, and the leases on all of the 15 residential real estate loan production offices of T&N Mortgage, Inc., headquartered in Monroe, Louisiana for $5.1 million in cash.

     Total goodwill arising from the acquisitions consummated during 1999 amounted to $324.7 million. This goodwill is being amortized over periods ranging from 10 to 18 years.

RECENT DEVELOPMENTS

     On September 15, 1999, the Holding Company entered into the Merger Agreement with Hudson, the holding company for Hudson United Bank, a New Jersey state-chartered commercial bank. At December 31, 1999, Hudson, on a consolidated basis, had assets of $9.7 billion, deposits of $6.5 billion and stockholders' equity of $519.2 million. The Merger Agreement, among other things, provides that: (i) Hudson is to merge with and into the Holding Company, with the Holding Company as the surviving legal entity, in a transaction accounted for as a pooling of interests; (ii) the combined company is to remain a Delaware corporation but is to change its name to Dime United Bancorp, Inc. ("Dime United"); (iii) each issued share of Common Stock is to be combined into 0.60255 of a share of Dime United common stock; and (iv) each outstanding share of Hudson common stock is to be converted into one share of Dime United common stock. In connection with the Merger, Dime FSB is to merge with and into Hudson United Bank, with Hudson United Bank as the surviving legal entity and the combined institution to remain as a New Jersey state-chartered commercial bank under the name "DimeBank." The Merger remains subject to the approval of various regulatory agencies and the respective stockholders of the Holding Company and Hudson. Either the Holding Company or Hudson may terminate the Merger Agreement if the Merger is not consummated by June 30, 2000.

     On February 10, 2000, the Holding Company and Hudson mailed a joint proxy statement/prospectus, dated February 9, 2000, to their respective stockholders. This document notified stockholders that each of the Holding Company and Hudson intended to hold special stockholders meetings on March 15, 2000 to consider approval of the Merger.

     On March 5, 2000, North Fork announced its intention to make a hostile bid to acquire all of the outstanding shares of Common Stock and to terminate the Merger. On March 6, 2000, North Fork filed preliminary proxy materials with the Securities and Exchange Commission (the "Commission") with which it proposed to solicit proxies to vote against the Merger.

     On March 8, 2000, the Holding Company mailed to its stockholders a supplement to the February 9, 2000 joint proxy statement/prospectus stating, among other things, its recommendation that Dime Stockholders not tender shares of Common Stock in North Fork's offer, if and when it commenced. On March 9, 2000, the Holding Company and Hudson announced that they were both voluntarily postponing their respective special stockholders meetings until March 24, 2000 in order to allow information to be disseminated.

     On March 13, 2000, North Fork mailed definitive proxy solicitation materials to Dime Stockholders in order to solicit proxies against the Merger. On March 15, 2000, North Fork formally commenced the Exchange Offer. Pursuant to the terms of the Exchange Offer, Dime Stockholders would receive 0.9302 shares of North Fork's common stock and $2.00 in cash for each share of Common Stock tendered to North Fork. The Exchange Offer is conditioned on the satisfaction of a number of factors, including, but not limited to: (i) termination of the Merger Agreement; (ii) the Holding Company entering into a merger agreement with North Fork; (iii) receipt of required regulatory approvals; and (iv) the rights under the Stockholder Protection Rights Plan, dated as of October 20, 1995, between the Holding Company and The First National Bank of Boston, as rights agent, not being applicable. On March 20, 2000, the Board formally recommended that Dime Stockholders reject the Exchange Offer by not tendering Common Stock to North Fork. On that date, the Holding Company and Hudson postponed their respective special stockholders meetings to May 17, 2000 and May 18, 2000, respectively. On March 23, 2000, North Fork extended the expiration date of the Exchange Offer from April 14, 2000 to midnight on May 31, 2000.

     For a discussion of various litigation by and against the Company in connection with the Exchange Offer and the Merger, see Item 3, "Legal Proceedings."

RESULTS OF OPERATIONS

  General

     The Company reported net income for 1999 of $239.8 million, as compared with $237.1 million for 1998 and $121.7 million for 1997. Diluted earnings per common share increased to $2.13 for 1999 from $2.06 for 1998 and $1.12 for 1997. The Company's returns on average stockholders' equity and average assets for 1999 were 16.46% and 1.09%, respectively, as compared with 17.84% and 1.11%, respectively, for 1998 and 11.04% and 0.60%, respectively, for 1997.

     Net income in 1999, as compared with 1998, benefited from growth in revenues (net interest income plus non-interest income) of $94.5 million, or 9.0%, principally due to higher net interest income and fee income, and a $2.5 million reduction in the provision for loan losses. The level of net income in 1999, as compared with 1998, was unfavorably affected by a $65.1 million increase in non-interest expense and an increase in the Company's effective income tax rate from 32.0% for 1998, which reflected certain tax planning strategies, to 36.9% for 1999. The overall improvement in net income reflects the benefits of acquisitions completed during 1999. Net income in each of 1999 and 1998 was reduced by $4.1 million as a result of after-tax extraordinary losses on the early extinguishment of debt.

     The $115.4 million, or 94.8%, increase in net income in 1998, as compared with 1997, was fueled by revenue growth of $423.9 million, or 67.5%. The growth in net income also reflected a $17.0 million decrease in the provision for loan losses and a reduction in the effective income tax rate of approximately 590 basis points. The impact of these factors was partially offset by an increase of $284.5 million in non-interest expense. The significant increases in non-interest income and non-interest expense were principally due to the Company's expansion of its mortgage banking operations, largely as a result of the NAMC Acquisition.

     Operating earnings, which represent net income adjusted for the effects of certain non-recurring or unusual items, amounted to $243.9 million for 1999, up 12.4% from $217.1 million for 1998, which had increased 38.2% from $157.1 million for 1997. Diluted operating earnings per common share increased to $2.17 for 1999 from $1.89 for 1998 and $1.45 for 1997. On an operating earnings basis, the returns on average stockholders' equity and average assets rose to 16.74% and 1.11%, respectively, for 1999 from 16.34% and 1.02%, respectively, for 1998 and 14.25% and 0.78%, respectively, for 1997.

     The following table presents reconcilements of operating earnings to reported net income for the year ended December 31 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Operating earnings.................................  $243,940    $217,081    $157,083
Items not included in operating earnings:
  Net losses related to balance sheet
     restructurings................................        --        (635)    (25,247)
  Net charges and adjustments related to
     acquisitions..................................        --          --     (21,431)
  Gain on sale of branch...........................        --       9,512          --
  Other, net.......................................        --       1,172      (8,014)
  Income tax effect on above items.................        --      (3,717)     20,783
  Adjustment to conform internal tax expense to
     corporate tax expense.........................        --      17,730          --
  Extraordinary losses on early extinguishment of
     debt, net of tax benefits.....................    (4,127)     (4,057)     (1,460)
                                                     --------    --------    --------
     Net adjustments after tax.....................    (4,127)     20,005     (35,369)
                                                     --------    --------    --------
Reported net income................................  $239,813    $237,086    $121,714
                                                     ========    ========    ========

     Cash operating earnings, which represent operating earnings after the exclusion of the after-tax effect of amortization of goodwill, totaled $260.2 million for 1999, up 14.0% from 1998. Cash operating earnings for 1998 were $228.2 million, or 41.5% higher than the $161.3 million for 1997. Diluted cash operating earnings per common share were $2.31 for 1999, as compared with $1.98 for 1998 and $1.48 for 1997. On a cash operating earnings basis, the returns on average stockholders' equity and average assets increased to 22.88% and 1.20%, respectively, for 1999 from 20.76% and 1.08%, respectively, for 1998 and 15.60% and 0.80%, respectively, for 1997.

     The Company believes that operating earnings and cash operating earnings basis information, when taken in conjunction with reported results, provide useful information in evaluating performance on a comparable basis, although neither operating earnings nor cash operating earnings is currently a required basis for reporting financial results under generally accepted accounting principles.

  Net Interest Income

     Net interest income amounted to $578.5 million for 1999, up 9.7% from $527.2 million for 1998, which had increased 9.1% from $483.1 million for 1997. Contributing significantly to these increases was growth in the net interest margin. During 1999, the net interest margin was 2.91%, as compared with 2.68% for 1998 and 2.51% for 1997. The year-to-year increases in net interest income also reflect, to a lesser extent, growth in average interest-earning assets of $193.4 million in 1999 and $399.1 million in 1998, as compared with the respective prior years.

     The 23 basis point increase in the net interest margin in 1999, as compared with 1998, was driven by a sharp reduction in the cost of average interest-bearing liabilities, but also reflects a steepening of the interest rate yield curve and, despite an overall decline in the yield on average interest-earning assets, beneficial shifts in the mix of average interest-earning assets. The cost of average interest-bearing liabilities for 1999 was 4.18%, down 36 basis points from 1998, primarily reflecting a generally lower short-term interest rate environment as well as the Company's deposit pricing strategy, particularly with respect to its time deposits. Also contributing to the lower cost of funds was the affect of an increase in the percentage of core deposits to total deposits. The Company's core deposits consist of demand, savings and money market deposits and are generally less costly than the Company's time deposits and borrowed funds. During 1999, core deposits represented 52.6% of average total deposits, up from 45.6% for 1998. The yield on average interest-earning assets of 7.15% for 1999 was down 7 basis points from 1998. The reduction in the yield on average interest-earning assets was mitigated by the effects of the Company's strategy during 1999 to increase the aggregate percentage of its commercial real estate, consumer and business loans receivable (which generally have higher yields than the Company's residential real estate loans receivable) to total loans receivable. The aggregate average balance of commercial real estate, consumer and business loans increased $1.7 billion, or 49.8%, in 1999, as compared with 1998, and represented 37.7% of average total loans receivable for 1999, up from 26.1% for 1998. These increases reflect the effects of acquisitions during 1999 as well as internal growth.

     The improvement in the net interest margin in 1998 from 1997 of 17 basis points, which occurred despite the unfavorable interest rate yield curve during 1998, was principally attributable to a reduction of 22 basis points in the cost of average interest-bearing liabilities due, in large part, to lower deposit costs. The higher net interest margin also reflected growth in the yield on average interest-earning assets to 7.22% for 1998 from 7.18% for 1997. Contributing to the increase in the yield were favorable changes in the interest-earning asset mix and higher yields on securities, partially offset by a 28 basis point reduction in the yield on average loans. The favorable changes in the interest-earning asset mix included a shift to loans from MBS, which have historically provided lower yields than the Company's loans. Average loans increased $3.7 billion year-to-year and represented 80.8% of average total interest-earning assets for 1998, up from 63.0% for 1997. Average MBS declined $3.0 billion year-to-year and represented 15.9% of average total interest-earning assets for 1998, down from 32.1% for 1997. The reduction in the yield on average loans for 1998, as compared with 1997, was principally due to the lower long-term interest rate environment during 1998, partially offset by sales of certain relatively lower-yielding portfolio loans during that year.

     The following table sets forth, for the years indicated, the Company's consolidated average statement of financial condition, net interest income, interest rate spread and net interest margin. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

                                                   1999                                 1998
                                    ----------------------------------   ----------------------------------
                                                               AVERAGE                              AVERAGE
                                      AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                      BALANCE      INTEREST     COST       BALANCE      INTEREST     COST
                                    -----------   ----------   -------   -----------   ----------   -------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
Loans:
  Loans held for sale.............  $ 2,342,293   $  163,992    7.00%    $ 2,898,297   $  210,083    7.25%
  Loans receivable:
    Residential real estate.......    8,391,769      580,390    6.92       9,597,357      664,319    6.92
    Commercial real estate........    2,967,934      228,571    7.70       2,359,295      200,015    8.48
    Consumer......................    1,617,255      132,213    8.18         861,247       71,003    8.24
    Business......................      489,232       39,740    8.12         166,061       13,944    8.40
                                    -----------   ----------             -----------   ----------
        Total loans receivable....   13,466,190      980,914    7.28      12,983,960      949,281    7.31
                                    -----------   ----------             -----------   ----------
        Total loans...............   15,808,483    1,144,906    7.24      15,882,257    1,159,364    7.30
                                    -----------   ----------             -----------   ----------
Securities:
  MBS.............................    3,328,408      222,385    6.68       3,127,022      214,922    6.87
  Other...........................      696,144       50,296    7.22         553,822       40,797    7.37
                                    -----------   ----------             -----------   ----------
        Total securities..........    4,024,552      272,681    6.78       3,680,844      255,719    6.95
                                    -----------   ----------             -----------   ----------
Money market investments..........       28,212        1,511    5.36         104,744        5,802    5.54
                                    -----------   ----------             -----------   ----------
        Total interest-earning
          assets..................   19,861,247    1,419,098    7.15      19,667,845    1,420,885    7.22
                                    -----------   ----------             -----------   ----------
Other assets......................    2,101,711                            1,715,973
                                    -----------                          -----------
Total assets......................  $21,962,958                          $21,383,818
                                    ===========                          ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
  Core:
    Demand........................  $ 1,887,867        7,253    0.38     $ 1,824,434        8,797    0.48
    Savings.......................    2,351,428       51,498    2.19       2,322,103       49,537    2.13
    Money market..................    2,874,486      109,080    3.79       2,163,046       83,420    3.86
                                    -----------   ----------             -----------   ----------
        Total core................    7,113,781      167,831    2.36       6,309,583      141,754    2.25
                                    -----------   ----------             -----------   ----------
  Time............................    6,409,747      314,175    4.90       7,528,081      404,073    5.37
                                    -----------   ----------             -----------   ----------
        Total deposits............   13,523,528      482,006    3.56      13,837,664      545,827    3.94
                                    -----------   ----------             -----------   ----------
Borrowed funds:
  Federal funds purchased and
    securities sold under
    agreements to repurchase......    3,175,249      163,682    5.15       1,803,181       99,851    5.54
  Other short-term borrowings.....    2,278,970      120,112    5.27       3,099,978      175,878    5.67
  Other...........................    1,133,427       74,813    6.60         964,398       72,096    7.48
                                    -----------   ----------             -----------   ----------
        Total borrowed funds......    6,587,646      358,607    5.44       5,867,557      347,825    5.93
                                    -----------   ----------             -----------   ----------
        Total interest-bearing
          liabilities.............   20,111,174      840,613    4.18      19,705,221      893,652    4.54
                                    -----------   ----------             -----------   ----------
Other liabilities.................      394,846                              349,691
Stockholders' equity..............    1,456,938                            1,328,906
                                    -----------                          -----------
Total liabilities and
  stockholders' equity............  $21,962,958                          $21,383,818
                                    ===========                          ===========
Net interest income...............                $  578,485                           $  527,233
                                                  ==========                           ==========
Interest rate spread..............                              2.97                                 2.68
Net interest margin...............                              2.91                                 2.68

                                                   1997
                                    ----------------------------------
                                                               AVERAGE
                                      AVERAGE                  YIELD/
                                      BALANCE      INTEREST     COST
                                    -----------   ----------   -------
                                          (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
Loans:
  Loans held for sale.............  $   582,364   $   43,919    7.54%
  Loans receivable:
    Residential real estate.......    8,583,301      616,586    7.18
    Commercial real estate........    2,193,661      191,111    8.71
    Consumer......................      730,106       63,222    8.66
    Business......................       54,050        5,052    9.35
                                    -----------   ----------
        Total loans receivable....   11,561,118      875,971    7.58
                                    -----------   ----------
        Total loans...............   12,143,482      919,890    7.58
                                    -----------   ----------
Securities:
  MBS.............................    6,176,259      406,781    6.59
  Other...........................      362,538       23,774    6.56
                                    -----------   ----------
        Total securities..........    6,538,797      430,555    6.58
                                    -----------   ----------
Money market investments..........      586,500       32,370    5.52
                                    -----------   ----------
        Total interest-earning
          assets..................   19,268,779    1,382,815    7.18
                                    -----------   ----------
Other assets......................      923,409
                                    -----------
Total assets......................  $20,192,188
                                    ===========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
INTEREST-BEARING LIABILITIES:
Deposits:
  Core:
    Demand........................  $ 1,267,547        8,012    0.63
    Savings.......................    2,468,652       60,689    2.46
    Money market..................    1,953,931       72,723    3.72
                                    -----------   ----------
        Total core................    5,690,130      141,424    2.49
                                    -----------   ----------
  Time............................    7,556,076      417,935    5.53
                                    -----------   ----------
        Total deposits............   13,246,206      559,359    4.22
                                    -----------   ----------
Borrowed funds:
  Federal funds purchased and
    securities sold under
    agreements to repurchase......    3,628,681      206,822    5.70
  Other short-term borrowings.....      919,635       53,238    5.79
  Other...........................    1,102,646       80,334    7.29
                                    -----------   ----------
        Total borrowed funds......    5,650,962      340,394    6.02
                                    -----------   ----------
        Total interest-bearing
          liabilities.............   18,897,168      899,753    4.76
                                    -----------   ----------
Other liabilities.................      192,941
Stockholders' equity..............    1,102,079
                                    -----------
Total liabilities and
  stockholders' equity............  $20,192,188
                                    ===========
Net interest income...............                $  483,062
                                                  ==========
Interest rate spread..............                              2.42
Net interest margin...............                              2.51

     The following table sets forth, for the years indicated, the changes in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities and the amounts attributable to changes in average balances (volume) and average interest rates
(rate). The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                           1999 VERSUS 1998                    1998 VERSUS 1997
                                    -------------------------------    ---------------------------------
                                          INCREASE (DECREASE)                 INCREASE (DECREASE)
                                    -------------------------------    ---------------------------------
                                     DUE TO     DUE TO                  DUE TO      DUE TO
                                     VOLUME      RATE       TOTAL       VOLUME       RATE        TOTAL
                                    --------    -------    --------    --------    --------    ---------
                                                               (IN THOUSANDS)
INTEREST INCOME
Loans:
  Loans held for sale.............  $(39,135)   $(6,956)   $(46,091)   $167,936    $ (1,772)   $ 166,164
  Loans receivable:
    Residential real estate.......   (83,381)      (548)    (83,929)     70,817     (23,084)      47,733
    Commercial real estate........    48,111    (19,555)     28,556      14,144      (5,240)       8,904
    Consumer......................    61,810       (600)     61,210      10,926      (3,145)       7,781
    Business......................    26,266       (470)     25,796       9,455        (563)       8,892
                                    --------    -------    --------    --------    --------    ---------
         Total loans receivable...    52,806    (21,173)     31,633     105,342     (32,032)      73,310
                                    --------    -------    --------    --------    --------    ---------
         Total loans..............    13,671    (28,129)    (14,458)    273,278     (33,804)     239,474
                                    --------    -------    --------    --------    --------    ---------
Securities:
  MBS.............................    13,572     (6,109)      7,463    (208,867)     17,008     (191,859)
  Other securities................    10,297       (798)      9,499      13,798       3,225       17,023
                                    --------    -------    --------    --------    --------    ---------
         Total securities.........    23,869     (6,907)     16,962    (195,069)     20,233     (174,836)
                                    --------    -------    --------    --------    --------    ---------
Money market investments..........    (4,105)      (186)     (4,291)    (26,685)        117      (26,568)
                                    --------    -------    --------    --------    --------    ---------
         Total interest income....    33,435    (35,222)     (1,787)     51,524     (13,454)      38,070
                                    --------    -------    --------    --------    --------    ---------
INTEREST EXPENSE
Deposits:
  Core:
    Demand........................       297     (1,841)     (1,544)      2,978      (2,193)         785
    Savings.......................       631      1,330       1,961      (3,455)     (7,697)     (11,152)
    Money market..................    27,018     (1,358)     25,660       7,994       2,703       10,697
                                    --------    -------    --------    --------    --------    ---------
         Total core...............    27,946     (1,869)     26,077       7,517      (7,187)         330
                                    --------    -------    --------    --------    --------    ---------
    Time..........................   (56,738)   (33,160)    (89,898)     (1,543)    (12,319)     (13,862)
                                    --------    -------    --------    --------    --------    ---------
         Total deposits...........   (28,792)   (35,029)    (63,821)      5,974     (19,506)     (13,532)
                                    --------    -------    --------    --------    --------    ---------
Borrowed funds:
  Federal funds purchased and
    securities sold under
    agreements to repurchase......    71,166     (7,335)     63,831    (101,245)     (5,726)    (106,971)
  Other short-term borrowings.....   (43,971)   (11,795)    (55,766)    123,723      (1,083)     122,640
  Other...........................    11,749     (9,032)      2,717     (10,290)      2,052       (8,238)
                                    --------    -------    --------    --------    --------    ---------
         Total borrowed funds.....    38,944    (28,162)     10,782      12,188      (4,757)       7,431
                                    --------    -------    --------    --------    --------    ---------
         Total interest expense...    10,152    (63,191)    (53,039)     18,162     (24,263)      (6,101)
                                    --------    -------    --------    --------    --------    ---------
Net interest income...............  $ 23,283    $27,969    $ 51,252    $ 33,362    $ 10,809    $  44,171
                                    ========    =======    ========    ========    ========    =========

  Provision for Loan Losses

     The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $29.5 million for 1999. This compares with $32.0 million for 1998 and $49.0 million for 1997, which included a $14.0 million special provision associated with the sales of approximately $126 million of non-performing residential real estate assets in May 1997 (the "NPA Sales").

     Net loan charge-offs amounted to $13.6 million in 1999, down from $31.6 million in 1998 and $64.0 million in 1997. Net loan charge-offs for 1998 included charge-offs of $9.1 million associated with a bulk sale during December 1998 of approximately $53 million of non-performing loans (the "NPL Sale"), substantially all of which were residential real estate loans. Net loan charge-offs during 1997 included charge-offs of $35.8 million associated with the NPA Sales.

  Non-Interest Income

     General. Non-interest income amounted to $568.2 million for 1999, up 8.2% from $525.0 million for 1998, which followed a 261% increase from $145.3 million for 1997. Although net gains on sales activities declined $44.0 million in 1999 from 1998, non-interest income rose $43.2 million year-to-year as growth was experienced in all other non-interest income categories. The significant increase in non-interest income in 1998, as compared with 1997, was predominantly due to the full year effect of the NAMC Acquisition. For 1999, non-interest income represented 49.6% of total revenues. This compares with 49.9% for 1998 and 23.1% for 1997.

     Loan Servicing and Production Fees. Loan servicing and production fees amounted to $267.5 million for 1999, an increase of $68.0 million, or 34.1%, from 1998. Such fees were $199.5 million for 1998, representing growth of $125.5 million, or 169%, from the prior year. Loan servicing fees increased to $189.1 million for 1999 from $111.9 million for 1998 and $60.8 million for 1997 as a result of growth in the mortgage loan servicing portfolio, as well as changes in its characteristics. Loan production fees amounted to $78.4 million for 1999, as compared with $87.6 million for 1998 and $13.3 million for 1997. The decline in loan production fees in 1999, as compared with 1998, was due to the unfavorable effect on residential real estate loan production, particularly loan refinancing activity, of the relatively higher long-term interest rate environment during 1999. The increase in loan production fees in 1998 from 1997 was attributable to a higher level of residential real estate loan production resulting from the relatively lower long-term interest rate environment that existed during 1998 and the Company's expansion of its residential real estate loan production capabilities.

     The Company's portfolio of mortgage loans serviced for others (excluding loans being subserviced by the Company) amounted to $37.1 billion at year-end 1999, as compared with $27.0 billion one-year earlier and $22.0 billion at the end of 1997. This portfolio consists substantially of residential real estate loans, the underlying weighted average coupon rates of which were 7.25%, 7.37% and 7.88% at December 31, 1999, 1998 and 1997, respectively. The year-to-year increases in the loan servicing portfolio occurred despite sales of mortgage servicing rights (see "Net Gains on Sales Activities"). In connection with its sales of mortgage servicing rights, the Company was subservicing $1.3 billion of loans at December 31, 1999, as compared with $7.9 billion at the end of 1998 and $3.0 billion at the end of 1997. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the mortgage servicing rights.

     Banking Service Fees. Banking service fees totaled $51.8 million for 1999, up 25.0% from $41.4 million for 1998, which had increased 30.3% from $31.8 million for 1997. These increases were reflective of higher transaction volumes, changes in the Company's fee structure and the introduction of certain fee-based services. Contributing to the growth in the level of transactions in 1999, as compared with 1998, was the impact of certain of the Company's acquisitions during 1999. The higher volume of transactions in 1998, as compared with 1997, was partially due to an expanded network of automated teller machines.

     Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees were $36.7 million for 1999, 12.1% higher than the level in the previous year. This increase was primarily associated with sales of annuity and insurance products. For 1998, securities and insurance brokerage fees amounted to $32.7 million, up 37.9% from $23.7 million for 1997. This growth was largely driven by an $8.5 million increase in insurance fees, principally due to the expansion of the Company's insurance product line and the number of states in which the products are sold as a result of the NAMC Acquisition (pursuant to which the Company also acquired NAMC's insurance subsidiaries).

     Net Gains on Sales Activities. Net gains on sales activities amounted to $200.4 million for 1999. In comparison, net gains on sales activities were $244.5 million for 1998 and $12.0 million for 1997.

     Net gains on sales of loans held for sale totaled $186.1 million for 1999, down from $217.3 million for 1998, which had increased from $23.2 million for 1997. The net gains during 1998 were reduced by losses of approximately $11 million associated with certain relatively lower-yielding loans that were transferred from loans receivable to loans held for sale in connection with a balance sheet restructuring initiative. Sales of loans held for sale amounted to $22.5 billion during 1999, down $4.3 billion from 1998, primarily due to the effect on loans held for sale production of the relatively higher long-term interest rate environment during 1999. During 1998, sales of loans held for sale amounted to $26.8 billion, up from $4.7 billion during 1997. This increase, while largely attributable to the Company's expanded mortgage banking operations, also reflected the significant loan refinancing activity that resulted, in large part, from the relatively lower long-term interest rate environment during 1998.

     Securities-related net gains (losses) were $2.1 million for 1999, as compared with $21.9 million for 1998 and $(17.8) million for 1997. The net gains during 1998 were substantially associated with sales of $1.9 billion of securities, including virtually all of the $1.4 billion of MBS that had been designated for sale in connection with the transfer of the Company's entire securities held to maturity portfolio to its securities available for sale portfolio as part of a balance sheet restructuring initiative implemented in December 1997. At that time, the Company recognized a loss of $25.2 million associated with the write-down to estimated fair value of those MBS designated for sale with unrealized losses (which contributed substantially to the securities-related net losses recognized in 1997), but subsequent movements in interest rates resulted in higher than initially anticipated sales prices.

     Net gains on sales of mortgage servicing rights totaled $12.1 million for 1999, as compared with $2.0 million for 1998 and $6.9 million for 1997. During 1999, the Company sold $7.0 billion of mortgage servicing rights, including $4.7 billion in a bulk sale in connection with its overall risk-management program. During 1998 and 1997, mortgage servicing rights sales amounted to $13.3 billion and $3.0 billion, respectively, all of which were consummated in connection with this program.

     Net gains on sales activities for 1998 included a gain of $9.5 million on the sale, in August 1998, of Dime FSB's sole remaining Florida branch. At the time of sale, this branch had deposits of $207.2 million.

     All other net gains (losses) amounted to $0.1 million for 1999, $(6.2) million for 1998 and $(0.3) million for 1997. The net losses during 1998 were largely associated with the termination of certain derivative financial instrument agreements.

     Other. Other non-interest income was $11.8 million in 1999, as compared with $6.9 million in 1998 and $3.7 million in 1997. The year-to-year increases were largely associated with income derived from a bank-owned life insurance program, in connection with which the Company made investments of $50.0 million during the fourth quarter of 1999 and $150.0 million during the third quarter of 1997. In general, under this program, the Company purchases, owns, and is the beneficiary of insurance policies on the lives of certain employees who consent to being covered under the program in order to help defray certain costs associated with the Company's employee benefit plans.

  Non-Interest Expense

     General. Non-interest expense amounted to $730.8 million for 1999, an increase of $65.1 million, or 9.8%, from 1998. The expense growth reflects increases in amortization of mortgage servicing assets and goodwill, together with higher general and administrative ("G&A") expense, primarily associated with the Company's mortgage banking operations and acquisitions completed during 1999. During 1998, non-interest expense was $665.6 million, up $284.5 million, or 74.6%, from 1997. This increase was largely the result of the full year effect of the NAMC Acquisition, coupled with the Company's expansion of its mortgage banking operations during 1998 in furtherance of its strategy in this area at that time and in response to the relatively high level of loan demand during that year.

     G&A Expense. G&A expense amounted to $589.5 million for 1999. This compares with $561.9 million in 1998 and $337.0 million in 1997.

     Compensation and employee benefits expense totaled $303.8 million for 1999, an increase of $33.7 million, or 12.5%, from the prior year, which was primarily due to a higher average number of full-time equivalent employees ("FTEs"). The growth in average FTEs was largely associated with the Company's mortgage banking operations, as well as acquisitions consummated during 1999. Average FTEs associated with the Company's mortgage banking operations increased during 1999, as compared with the prior year, due to a higher level of FTEs during the first half of 1999. During the second half of 1999, in response to the slowing of residential real estate loan production, the average number of mortgage banking FTEs was decreased significantly. Compensation and employee benefits expense increased to $270.1 million for 1998 from $157.9 million for 1997, largely reflective of the Company's expansion of its mortgage banking operations, primarily due to the NAMC Acquisition, and to a much lesser extent, higher levels of commissions and incentives and normal merit increases.

     The Company's complement of FTEs numbered 6,928 at the end of 1999, down from 7,123 one-year earlier, which had increased from 6,000 at the end of 1997. The decline during 1999 was substantially attributable to a reduction in the mortgage banking-related FTEs of approximately 660, or 13%, the impact of which was partially offset by staff additions attributable to acquisitions during 1999. The growth in 1998, as compared with 1997, was largely associated with the Company's expansion of its mortgage banking operations.

     Occupancy and equipment expense was $103.7 million for 1999, up $11.2 million, or 12.1%, from 1998. This increase was largely due to a rise in rent expense as a result of a higher average level of residential real estate loan production facilities, acquisitions consummated during 1999 and normal rental increases. The overall increase in rent expense was mitigated, to a limited degree, by the reduction in the Company's residential real estate loan production operations during the second half of 1999. As a result of the KeyBank Branch Acquisition and the Lakeview Acquisition, the Company's banking branch network grew 41.1% during 1999 and totaled 127 branches at the end of 1999. Also contributing to the year-to-year increase in occupancy and equipment expense, although to a lesser extent, was higher depreciation and amortization expense associated with, among other factors, technology-related initiatives and acquisitions consummated during 1999. Occupancy and equipment expense totaled $92.5 million for 1998, up $28.9 million, or 45.4%, as compared with 1997. This increase was largely associated with the Company's expanded mortgage banking operations, particularly as a result of the NAMC Acquisition, but also reflects, among other factors, the effects of technology-related initiatives.

     Other G&A expense declined $17.3 million, or 8.7%, in 1999, as compared with 1998. Contributing significantly to the decline, which occurred despite the effect of acquisitions during 1999, was a reduction in the expense associated with the Company's plan to prepare its computer systems, software, applications, hardware and facility systems to properly process dates beyond December 31, 1999 (the "Year 2000 Plan"), which is further described under the heading "Year 2000 Issue" below. Other G&A expense rose $83.8 million, or 72.6%, in 1998, as compared with 1997, largely due to the Company's business expansion efforts. The following table provides details of other G&A expense for the year ended December 31 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Data processing and communications.................  $ 48,555    $ 43,782    $ 27,292
Professional services..............................    18,318      22,107      13,179
Postage and messenger services.....................    17,257      16,846       8,781
Marketing and promotional..........................    16,475      20,785      15,831
Stationery, printing and supplies..................    12,738      13,366       7,881
Year 2000 plan.....................................     5,491      16,197       1,286
Other..............................................    63,225      66,266      41,279
                                                     --------    --------    --------
Total other G&A expense............................  $182,059    $199,349    $115,529
                                                     ========    ========    ========

     Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $122.8 million for 1999, an increase of $30.5 million from 1998. This increase was largely reflective of growth in the average balance of mortgage servicing assets, the effect of which was partially offset by a slowing of prepayment activity of the loans underlying the mortgage servicing assets portfolio in response to the comparatively higher long-term interest rate environment during 1999. Amortization of mortgage servicing assets increased to $92.3 million for 1998 from $29.8 million for 1997. This increase was also largely due to growth in the average balance of mortgage servicing assets, but, to a lesser extent, also reflected the impact of accelerated prepayments of the underlying loans that resulted from the relatively lower long-term interest rate environment in 1998. The Company was not required to recognize impairment of its mortgage servicing assets during 1999, 1998 or 1997.

     At December 31, 1999, the Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $980.9 million and an estimated fair value of $1,027.4 million.

     In a declining long-term interest rate environment, actual or expected prepayments of the loans underlying the Company's mortgage servicing assets portfolio may increase, which could have an adverse impact on the value of such assets. In connection therewith, the Company uses certain derivative financial instruments to hedge its mortgage servicing assets (see "Asset/Liability Management -- Derivative Financial Instruments").

     In addition, the Company has periodically consummated bulk sales of mortgage servicing rights in an effort to reduce the prepayment risk associated with its mortgage servicing assets portfolio. The amount of mortgage servicing rights sold in such sales amounted to $4.7 billion in 1999, $13.3 billion in 1998 and $3.0 billion in 1997.

     Amortization of Goodwill. Amortization of goodwill was $18.5 million in 1999, up $7.0 million from the prior year as a result of acquisitions consummated during 1999. Amortization of goodwill increased to $11.5 million in 1998 from $4.5 million in 1997, primarily due to the NAMC Acquisition.

     Restructuring and Related Expense. In connection with the NAMC Acquisition, the Company incurred restructuring and related expense of $9.9 million during 1997. No such expense was incurred during 1999 or 1998.

  Income Tax Expense

     Income tax expense for 1999 was $142.5 million, up $29.0 million from 1998 as a result of an increase in the effective income tax rate, coupled with higher pre-tax income. Income tax expense rose to $113.5 million in 1998 from $75.0 million in 1997 due to growth in pre-tax income, the effect of which was partially offset by a decline in the effective income tax rate. The Company's effective income tax rate was 36.9% in 1999, as compared with 32.0% in 1998 and 37.9% in 1997. The effective income tax rate in 1998 was favorably affected by a restructuring of assets within the legal entities that comprise the Company's affiliated group.

  Extraordinary Items

     During 1999, 1998 and 1997, the Company recognized after-tax extraordinary losses of $4.1 million, $4.1 million and $1.5 million, respectively, on the early extinguishment of certain relatively higher-costing long-term debt. On a pre-tax basis, these losses amounted to $7.2 million in 1999, $7.1 million in 1998 and $2.4 million in 1997.

YEAR 2000 ISSUE

     During 1999, the Company successfully completed the implementation, testing and validation of year 2000-capable versions of all of its mission-critical systems and experienced no significant operational problems during the rollover to the year 2000. To date, the Company has not experienced any significant issues relating to the inability of its computer systems, or the computer systems of its significant third-party contractors, to properly process dates beyond December 31, 1999. The Company will continue to monitor its mission-critical systems throughout the year 2000. Management, however, does not expect that any significant problem related to the year 2000 issue will occur.

     Cumulatively, since commencing its year 2000 efforts in 1997, the Company has incurred approximately $23 million of pre-tax expense in connection with its Year 2000 Plan. The Company currently anticipates that it will not incur significant additional expense relating to the Year 2000 Plan. The total expense substantially reflects consulting fees associated with software remediation, project management and programming, as well as ancillary items, but does not include such items as the cost of Company personnel involved in the Year 2000 Plan or capital expenditures that would have been made regardless of the issues associated with the impending year 2000.

ASSET/LIABILITY MANAGEMENT

  General

     The Company's asset/liability management is governed by policies that are reviewed and approved annually by the Boards of Directors of the Holding Company and Dime FSB, which oversee the development and execution of risk management strategies in furtherance of these policies. The Asset/Liability Management Committee, which is comprised of members of the Company's senior management, monitors the Company's interest rate risk position and related strategies.

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

     Interest Rate Risk-Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At December 31, 1999, the Company used the following derivative financial instruments in its efforts to reduce its repricing risk:
(i) interest rate swaps, where, based on the notional amount of the related agreement, the Company makes fixed-rate payments and receives variable-rate payments, all of which are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate cap corridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the notional amount of the related agreement; and (iii) interest rate futures, where the Company pays any increase, or receives any decrease, in the market value of the underlying financial instrument.

     The following table sets forth the derivative financial instruments used by the Company at December 31, 1999 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):

                                                                       WEIGHTED AVERAGE
                                                     ESTIMATED    ---------------------------
                                        NOTIONAL       FAIR       FIXED-RATE    VARIABLE-RATE
                                         AMOUNT        VALUE       PAYABLE       RECEIVABLE
                                       ----------    ---------    ----------    -------------
Interest rate swaps hedging:
  Securities available for sale(1)...  $  578,253     $ 6,270        6.09%          6.32%
  Loans receivable(1)................   1,682,125      39,157        6.34           6.42
  Short-term borrowings(1)...........     875,000       5,510        5.88           6.33
Interest rate cap corridors hedging:
  Securities available for sale(2)...      45,810       2,354          --             --
  Loans receivable(3)................     234,894      11,845          --             --
Interest rate futures hedging:
  Securities available for sale......     360,000          --          --             --
  Loans receivable...................     175,900          --          --             --
                                       ----------     -------
Total................................  $3,951,982     $65,136
                                       ==========     =======

---------------
(1) Variable rates receivable are presented on the basis of rates in effect at December 31, 1999; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) The weighted average strike rate was 4.92% and the weighted average maximum rate was 5.92%.

(3) The weighted average strike rate was 4.93% and the weighted average maximum rate was 5.93%.

     Activity in derivative financial instruments used for interest rate risk-management purposes is summarized in the following table for the years shown (in thousands):

                              INTEREST     INTEREST    INTEREST     INTEREST                INTEREST
                                RATE         RATE        RATE         RATE        SHORT     RATE CAP
                               SWAPS         CAPS      SWAPTIONS     FUTURES      SALES     CORRIDORS      TOTAL
                             ----------   ----------   ---------   -----------   --------   ---------   -----------
Balance at December 31,
  1996.....................  $1,110,216   $1,234,424   $     --    $        --   $     --   $     --    $ 2,344,640
Additions..................     904,837           --     40,000        275,400         --         --      1,220,237
Amortization and
  maturities...............    (502,698)    (225,033)        --             --         --         --       (727,731)
Terminations...............          --           --         --       (275,400)        --         --       (275,400)
                             ----------   ----------   --------    -----------   --------   --------    -----------
    Balance at December 31,
      1997.................   1,512,355    1,009,391     40,000             --         --         --      2,561,746
Additions..................     993,937           --         --        704,100     85,000         --      1,783,037
Amortization and
  maturities...............    (297,649)    (439,399)        --       (250,000)        --         --       (987,048)
Terminations...............    (243,855)          --         --       (154,100)   (85,000)        --       (482,955)
Reclassification to trading
  assets...................          --     (361,000)        --             --         --         --       (361,000)
                             ----------   ----------   --------    -----------   --------   --------    -----------
    Balance at December 31,
      1998.................   1,964,788      208,992     40,000        300,000         --         --      2,513,780
Additions..................   1,660,228           --         --      1,729,100         --    280,704      3,670,032
Amortization and
  maturities...............    (262,846)    (208,992)   (40,000)      (300,000)        --         --       (811,838)
Terminations...............    (226,792)          --         --     (1,193,200)        --         --     (1,419,992)
                             ----------   ----------   --------    -----------   --------   --------    -----------
Balance at December 31,
  1999.....................  $3,135,378   $       --   $     --    $   535,900   $     --   $280,704    $ 3,951,982
                             ==========   ==========   ========    ===========   ========   ========    ===========

     Mortgage Banking Risk-Management Instruments. At December 31, 1999, the Company used the following derivative financial instruments to protect against the adverse impact on the value of the Company's mortgage servicing assets of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: (i) interest rate floors, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over a designated market interest rate (generally constant maturity Treasury or swap indices), as applied to the notional amount of the related agreement; (ii) interest rate swaps, where the Company receives a fixed rate and pays a variable rate tied to one- or three-month LIBOR; (iii) interest rate swaptions, where, in exchange for the payment of a premium to the counterparty, the Company, at a future date, has the right to enter into interest rate swap agreements; and (iv) principal-only swaps, where the Company: (a) receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR as applied to the notional amount of the agreement; and (b) pays or receives changes in the market value of the underlying principal-only security.

     Two major classes of derivative financial instruments were used by the Company at December 31, 1999 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchased put options on MBS and interest rate futures.

     The following table sets forth the derivative financial instruments used by the Company at December 31, 1999 in connection with its mortgage banking activities, segregated by the activities that they hedge (dollars in thousands):

                                                                      WEIGHTED AVERAGE
                                                    ESTIMATED    ---------------------------
                                       NOTIONAL       FAIR       VARIABLE-RATE    FIXED-RATE
                                        AMOUNT        VALUE         PAYABLE       RECEIVABLE
                                      ----------    ---------    -------------    ----------
Interest rate floors hedging
  mortgage servicing assets(1)......  $2,885,000    $ 13,912           --%             --%
Interest rate swaps hedging mortgage
  servicing assets(2)...............   1,452,000     (68,235)        6.39            6.06
Interest rate swaptions hedging
  mortgage servicing assets(3)......   1,445,000      53,446           --              --
Principal-only swaps hedging
  mortgage servicing assets(2)......      51,085         173         6.64              --
Forward contracts hedging loans held
  for sale..........................   1,960,407      24,168           --              --
Put options purchased hedging loans
  held for sale.....................      74,000         488           --              --
                                      ----------    --------
Total...............................  $7,867,492    $ 23,952
                                      ==========    ========

---------------
(1) The weighted average strike rate was 5.80%.

(2) Variable rates payable are presented on the basis of rates in effect at December 31 1999; however, actual repricings will be based on the applicable interest rates in effect at the actual repricing dates.

(3) The weighted average strike rate was 6.93%.

     Activity in derivative financial instruments used to hedge mortgage servicing assets is summarized in the following table for the years shown (in thousands):

                          INTEREST      INTEREST    INTEREST     INTEREST     PRINCIPAL
                            RATE          RATE        RATE         RATE         ONLY        FORWARD
                           FLOORS        SWAPS        CAPS       SWAPTIONS      SWAPS      CONTRACTS       TOTAL
                         -----------   ----------   ---------   -----------   ---------   -----------   -----------
Balance at December 31,
  1996.................  $   996,498   $       --   $      --   $        --    $    --    $        --   $   996,498
Additions..............    1,585,000      400,000          --            --         --             --     1,985,000
Amortization...........     (196,984)          --          --            --         --             --      (196,984)
                         -----------   ----------   ---------   -----------    -------    -----------   -----------
Balance at December 31,
  1997.................    2,384,514      400,000          --            --         --             --     2,784,514
Additions..............    2,025,000      400,000     400,000            --         --             --     2,825,000
Amortization and
  maturities...........     (421,746)          --          --            --         --             --      (421,746)
Terminations...........   (1,585,000)          --          --            --         --             --    (1,585,000)
                         -----------   ----------   ---------   -----------    -------    -----------   -----------
Balance at December 31,
  1998.................    2,402,768      800,000     400,000            --         --             --     3,602,768
Additions..............    2,285,000      752,000          --     2,745,000     53,222      2,540,000     8,375,222
Amortization and
  maturities...........     (377,768)          --          --            --     (2,137)            --      (379,905)
Terminations...........   (1,425,000)    (100,000)   (400,000)   (1,300,000)        --     (2,540,000)   (5,765,000)
                         -----------   ----------   ---------   -----------    -------    -----------   -----------
Balance at December 31,
  1999.................  $ 2,885,000   $1,452,000   $      --   $ 1,445,000    $51,085    $        --   $ 5,833,085
                         ===========   ==========   =========   ===========    =======    ===========   ===========

     For additional information concerning the Company's derivative financial instruments, see Notes 1 and 22 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

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

     The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at December 31, 1999. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the

"Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                            PROJECTED REPRICING
                                                     ---------------------------------
                                                                   OVER ONE
                                                                   THROUGH      OVER
                                                     ONE YEAR       THREE       THREE
                                                     OR LESS        YEARS       YEARS      TOTAL
                                                     --------      --------    -------    -------
                                                                (DOLLARS IN MILLIONS)
Interest-earning assets:
  Loans held for sale..............................  $ 1,734       $    --     $    --    $ 1,734
  Loans receivable.................................    5,749         3,648       5,810     15,207
  MBS..............................................    1,148           677       1,870      3,695
  Other............................................       17             2         659        678
                                                     -------       -------     -------    -------
          Total interest-earning assets............    8,648         4,327       8,339     21,314
                                                     -------       -------     -------    -------
Interest-bearing liabilities:
  Deposits.........................................    6,888         3,412       3,961     14,261
  Borrowed funds...................................    6,990           383         373      7,746
                                                     -------       -------     -------    -------
          Total interest-bearing liabilities.......   13,878         3,795       4,334     22,007
                                                     -------       -------     -------    -------
Periodic gap before impact of derivative financial
  instruments......................................   (5,230)          532       4,005       (693)
Impact of derivative financial instruments.........    3,017        (1,357)     (1,660)        --
                                                     -------       -------     -------    -------
Periodic gap.......................................  $(2,213)      $  (825)    $ 2,345    $  (693)
                                                     =======       =======     =======    =======
Cumulative gap.....................................  $(2,213)      $(3,038)    $  (693)
                                                     =======       =======     =======
Cumulative gap as a percentage of total assets.....     (9.3)%       (12.7)%      (2.9)%

     The Company also utilizes complex simulation models to perform a sensitivity analysis by which it estimates the potential change in its net interest income over selected time periods resulting from hypothetical changes in interest rates. This analysis evaluates the interest rate sensitivity of all of the Company's interest-earning assets, interest-bearing liabilities and derivative financial instruments by measuring the impact of changing rates on 12-month projected interest income and interest expense. The Company estimates that, over a 12-month period, its net interest income would decrease by approximately 4.0% and increase by approximately 3.8% in the event of an instantaneous and sustained 100 basis point increase and decrease in interest rates, respectively.

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

  Non-Performing Assets

     The Company's non-performing assets, which consist of non-accrual loans and other real estate owned ("ORE"), net, amounted to $86.1 million at December 31, 1999, up $2.7 million, or 3.3%, from the end of 1998. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful. When a loan is placed on non-accrual status, any accrued but unpaid interest income on the loan is reversed and future interest income on the loan is recognized only if actually received by the Company and full collection of principal is not in doubt. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated. Loans modified in a troubled debt restructuring ("TDR") that have demonstrated a sufficient payment history to warrant return to performing status are not included within non-accrual loans (see "Loans Modified in a TDR").

     The Company generally has pursued a loan-by-loan/property-by-property disposition strategy with respect to its non-performing assets, while also considering the appropriateness of alternate disposition strategies, including bulk sales of non-performing assets such as the NPL Sale and the NPA Sales.

     The following table presents the components of the Company's non-performing assets at December 31 (dollars in thousands):

                                 1999       1998        1997        1996        1995
                                -------    -------    --------    --------    --------
Non-accrual loans:
  Residential real estate:
     Permanent................  $50,991    $37,261    $ 90,488    $163,156    $206,230
     Construction.............      302        510         510         635         840
                                -------    -------    --------    --------    --------
          Total residential
            real estate.......   51,293     37,771      90,998     163,791     207,070
                                -------    -------    --------    --------    --------
  Commercial real estate:
     Permanent................    5,049     11,833      21,601      17,375      34,618
     Construction.............      159        159         159       3,672       4,427
                                -------    -------    --------    --------    --------
          Total commercial
            real estate.......    5,208     11,992      21,760      21,047      39,045
                                -------    -------    --------    --------    --------
  Consumer....................   10,424      5,292       5,719       6,645       8,263
  Business....................    2,437         56         511         107         741
                                -------    -------    --------    --------    --------
          Total non-accrual
            loans.............   69,362     55,111     118,988     191,590     255,119
                                -------    -------    --------    --------    --------
ORE, net:
  Residential real estate.....    9,978     15,170      20,228      36,182      38,799
  Commercial real estate......    6,963     14,505       9,255      20,367      24,952
  Allowance for losses........     (250)    (1,443)     (1,722)     (3,294)     (3,070)
                                -------    -------    --------    --------    --------
          Total ORE, net......   16,691     28,232      27,761      53,255      60,681
                                -------    -------    --------    --------    --------
Total non-performing assets...  $86,053    $83,343    $146,749    $244,845    $315,800
                                =======    =======    ========    ========    ========
Non-performing assets to total
  assets......................     0.36%      0.37%       0.67%       1.30%       1.55%
Non-accrual loans to loans
  receivable..................     0.46       0.43        0.92        1.78        2.60

     The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loans receivable portfolio, which the Company expects will continue to change over time.

     The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at December 31, 1999, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                                             DELINQUENCY PERIOD
                                                        -----------------------------
                                                         30-59      60-89
                                                         DAYS       DAYS       TOTAL
                                                        -------    -------    -------
Residential real estate...............................  $26,494    $ 8,819    $35,313
Commercial real estate................................      658      5,210      5,868
Consumer..............................................   18,298      5,698     23,996
Business..............................................    5,944      2,077      8,021
                                                        -------    -------    -------
Total.................................................  $51,394    $21,804    $73,198
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

     The following table sets forth the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans, at December 31 (in thousands):

                                  1999       1998       1997        1996        1995
                                 -------    -------    -------    --------    --------
Residential real estate........  $ 5,520    $ 6,159    $37,532    $ 42,684    $ 43,090
Commercial real estate.........    5,800      6,039     46,677     170,323     159,097
                                 -------    -------    -------    --------    --------
Total loans modified in a
  TDR..........................  $11,320    $12,198    $84,209    $213,007    $202,187
                                 =======    =======    =======    ========    ========

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

     The Company's allowance for loan losses amounted to $140.3 million at December 31, 1999, an increase of $35.2 million, or 33.5%, from the level one-year earlier. This increase was primarily reflective of overall growth in the loans receivable portfolio and changes in its risk characteristics.

     The following table sets forth the activity in the Company's allowance for loan losses for the year ended December 31 (dollars in thousands):

                                          1999        1998        1997        1996        1995
                                        --------    --------    --------    --------    --------
Balance at beginning of year..........  $105,081    $104,718    $106,495    $128,295    $170,383
Provision for loan losses(1)..........    29,500      32,000      49,000      41,000      39,650
Additions due to acquisitions.........    19,277          --      13,249          --          --
Loan charge-offs:
  Residential real estate(2)..........   (14,681)    (34,175)    (61,235)    (52,191)    (46,131)
  Commercial real estate..............    (1,329)     (2,956)     (5,984)    (13,244)    (37,759)
  Consumer............................    (5,892)     (2,891)     (4,161)     (5,371)     (8,172)
  Business............................       (82)        (45)       (228)       (490)        (26)
                                        --------    --------    --------    --------    --------
      Total loan charge-offs..........   (21,984)    (40,067)    (71,608)    (71,296)    (92,088)
                                        --------    --------    --------    --------    --------
Loan recoveries:
  Residential real estate.............     2,517       3,465       3,652       5,093       5,220
  Commercial real estate..............     3,707       3,292       2,006         977       1,552
  Consumer............................     2,171       1,629       1,833       2,292       2,482
  Business............................        27          44          91         134       1,096
                                        --------    --------    --------    --------    --------
      Total loan recoveries...........     8,422       8,430       7,582       8,496      10,350
                                        --------    --------    --------    --------    --------
         Net loan charge-offs.........   (13,562)    (31,637)    (64,026)    (62,800)    (81,738)
                                        --------    --------    --------    --------    --------
Balance at end of year................  $140,296    $105,081    $104,718    $106,495    $128,295
                                        ========    ========    ========    ========    ========
Net loan charge-offs during the year
  to average loans receivable
  outstanding during the year.........     0.10%       0.24%       0.55%       0.61%       0.86%
Allowance for loan losses to loans
  receivable at year end..............      0.92        0.82        0.81        0.99        1.31
Allowance for loan losses to
  non-accrual loans at year end.......    202.27      190.67       88.01       55.58       50.29

---------------

(1) The provision for loan losses for 1997 included $14.0 million associated with the NPA Sales.

(2) Loan charge-offs for 1998 and 1997 included $9.1 million associated with the NPL Sale and $35.8 million associated with the NPA Sales, respectively.

     The following table sets forth, at December 31 for the years indicated, the Company's allocation of the allowance for loan losses by category of loans receivable and the percentage of each category of loans receivable to total loans receivable (dollars in thousands).

                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
Allocation of allowance for loan losses(1):
  Residential real estate...........  $ 62,625    $ 47,509    $ 49,494    $ 59,228    $ 68,177
  Commercial real estate............    43,360      42,430      47,394      39,872      51,138
  Consumer..........................    22,836       5,262       4,724       5,652       6,881
  Business..........................    11,475       3,880       1,606       1,743       2,099
  Unallocated.......................        --       6,000       1,500          --          --
                                      --------    --------    --------    --------    --------
Total allowance for loan losses.....  $140,296    $105,081    $104,718    $106,495    $128,295
                                      ========    ========    ========    ========    ========
Loans receivable category to total
  loans receivable:
  Residential real estate...........      53.9%       70.0%       75.8%       75.2%       73.0%
  Commercial real estate............      22.9        20.1        17.4        17.6        18.9
  Consumer..........................      16.4         7.6         6.0         6.8         7.7
  Business..........................       6.8         2.3         0.8         0.4         0.4
                                      --------    --------    --------    --------    --------
Total...............................     100.0%      100.0%      100.0%      100.0%      100.0%
                                      ========    ========    ========    ========    ========

---------------

(1) The portions of the allowance for loan losses allocated to the listed loan categories, as well as any unallocated portion, are available to absorb losses for any of the listed loan categories.

     The Company has developed models and other analytic tools to assist in the assessment of estimable and probable losses inherent in both the non-performing and performing residential real estate loan and consumer loan portfolios. The Company periodically reviews and refines these models, analyzing the continuing validity of the assumptions used, comparing actual experience to that projected in the models and modifying those assumptions as may, in the Company's judgment, be appropriate. The Company also regularly analyzes economic trends and underlying portfolio trends, such as changes in geographic and property type mix and loan seasoning. The results of these reviews and analyses, which may yield a range of values, are evaluated in determining the need during any period for additions to the allowance for loan losses for residential real estate loans and consumer loans. However, it should be noted that these various models and analyses depend upon a large number of estimates and assumptions, especially with respect to future economic and market conditions and borrower behavior, that are subject to change, and it is entirely likely that future events will vary in some respects from those predicted by any particular model or analysis.

     The adequacy of the allowance for loan losses for the Company's commercial real estate loan and business loan portfolios is based in part on a loan-by-loan analysis that includes a risk-rating system. The Company's Asset Quality Review Department ("AQRD") provides an independent review of the analyses performed by management with respect to commercial real estate loans and business loans, including the respective risk ratings assigned to such loans. Pursuant to the Company's policy, the AQRD conducts an annual review of all commercial real estate loans and business loans that have been assigned certain risk ratings, with the balance of these loan portfolios reviewed on a test basis.

  MBS

     Of the $3.5 billion carrying value of the Company's MBS portfolio at December 31, 1999, $2.7 billion were issued by entities other than FHLMC, GNMA and FNMA. These privately-issued MBS have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Privately-issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool. While substantially all of the privately-issued MBS held by the Company at December 31, 1999 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

     The following table sets forth, by issuer, the aggregate estimated fair value (which was equal to the carrying value) of the Company's privately-issued MBS that exceeded 10% of stockholders' equity at December 31, 1999 (in thousands):

                                                              ESTIMATED
NAME OF ISSUER                                                FAIR VALUE
--------------                                                ----------
Green Tree Financial Corporation............................   $283,119
Structured Asset Securities Corporation.....................    260,245

  Derivative Financial Instruments

     The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company's credit risk associated with its use of derivative financial instruments amounted to $73.9 million at December 31, 1999 and $40.8 million at December 31, 1998. There were no past due amounts related to the Company's derivative financial instruments at December 31, 1999 or 1998.

FINANCIAL CONDITION

  General

     The Company's total assets amounted to $23.9 billion at December 31, 1999, an increase of $1.6 billion, or 7.2%, from $22.3 billion at the end of 1998. This growth was fueled by increases in commercial real estate, consumer and business loans receivable, reflecting both internal growth and acquisitions completed during 1999, and, to a lesser extent, a higher level of securities available for sale. Partially offsetting these factors were reductions in the Company's residential real estate loans held for sale into the secondary market and for portfolio.

  Securities Available for Sale

     Securities available for sale rose to $3.8 billion at December 31, 1999 from $3.3 billion at the end of 1998. This increase primarily reflects growth in privately-issued MBS in connection with the Company's balance sheet management strategy. During 1999, the Company purchased $2.3 billion of securities available for sale. Sales of securities available for sale during 1999 totaled $1.4 billion. These sales included substantially all of the MBS associated with $698.6 million of loans receivable that were securitized during the year.

     The following table presents the carrying value of the Company's securities available for sale at December 31 (in thousands):

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
MBS:
  Pass-through securities:
     Privately-issued..........................  $2,245,491    $1,775,264    $2,851,007
     U.S. government agencies..................     845,159     1,008,921       598,711
  Collateralized mortgage obligations:
     Privately-issued..........................     408,945       179,484     1,336,690
     U.S. government agencies..................      18,093            --       115,356
  Interest-only................................         499           628         1,129
                                                 ----------    ----------    ----------
          Total MBS............................   3,518,187     2,964,297     4,902,893
                                                 ----------    ----------    ----------
Other debt securities:
  U.S. government and federal agencies.........          --         3,525         8,638
  State and municipal..........................      15,112        12,834        36,291
  Domestic corporate...........................     304,081       343,095        35,359
  Foreign government...........................         500           500           500
                                                 ----------    ----------    ----------
          Total other debt securities..........     319,693       359,954        80,788
                                                 ----------    ----------    ----------
Equity securities..............................      11,796         5,193         8,623
                                                 ----------    ----------    ----------
Total securities available for sale............  $3,849,676    $3,329,444    $4,992,304
                                                 ==========    ==========    ==========

     At December 31, 1999, the Company's securities available for sale portfolio had gross unrealized gains of $15.4 million and gross unrealized losses of $165.1 million. This compares with gross unrealized gains of $25.8 million and gross unrealized losses of $31.5 million at the end of 1998 and gross unrealized gains of $22.1 million and gross unrealized losses of $37.4 million at the end of 1997. These gross unrealized gains and losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the securities in the portfolio.

  Loans Held for Sale

     Loans held for sale into the secondary market in connection with the Company's mortgage banking activities declined to $1.7 billion at December 31, 1999 from $3.9 billion at December 31, 1998. Production of such loans totaled $20.5 billion during 1999, a reduction of $7.3 billion, or 26.2% from the prior year. The decline in loan production resulted, in large part, from the higher interest rate environment during 1999.

  Loans Receivable

     The Company's loans receivable (exclusive of the allowance for loan losses) totaled $15.2 billion at December 31, 1999, up 19.3% from $12.7 billion at year-end 1998. Contributing significantly to this growth was the overall impact of the Citibank Auto Business Acquisition, the KeyBank Branch Acquisition and the Lakeview Acquisition. In connection with these acquisitions, the Company acquired a total of $1.7 billion of loans receivable, of which 59.1% were consumer loans, 29.3% were business loans, 6.6% were commercial real estate loans and 5.0% were residential real estate loans. These acquisitions accelerated the Company's strategy to increase the aggregate percentage of its commercial real estate, consumer and business loans receivable to total loans receivable. During 1999, commercial real estate, consumer and business loans receivable increased, in total, by $3.2 billion, or 83.0%, while residential real estate loans receivable decreased $719.7 million, or 8.1%. In total, commercial real estate, consumer and business loans receivable represented 46.1% of total loans receivable at December 31, 1999, up from 30.0% one-year earlier and 24.2% at year-end 1997.

     Residential real estate loans receivable amounted to $8.2 billion at the end of 1999, down from $8.9 billion at the end of 1998. This decline resulted from runoff and the securitization of $698.6 million of loans, which more than offset the $1.9 billion of loans produced for this portfolio and loans acquired in acquisitions.

     Commercial real estate loans receivable totaled $3.5 billion at year-end 1999, which was $915.1 million higher than the level one-year earlier. The 35.6% increase in these loans was largely reflective of the fact that loan production outpaced runoff. During 1999, production of commercial real estate loans totaled $1.4 billion, an increase of $262.0 million, or 23.2%, from the level in 1998. At December 31, 1999, the commercial real estate loan portfolio consisted primarily of loans secured by multifamily properties (51%), office buildings (21%), and shopping centers (18%).

     During 1999, the most significant increase in loans receivable occurred in the consumer loan portfolio. This portfolio grew $1.5 billion, or 156%, during 1999 and amounted to $2.5 billion at year-end 1999. Contributing significantly to the higher balance was the impact of acquisitions during 1999, particularly the Citibank Auto Business Acquisition. Substantially as a result of the effects of this acquisition, automobile loans increased to $886.2 million, or 35.5% of the consumer loan portfolio, at December 31, 1999 from $4.4 million, or less than 1.0% of the consumer loan portfolio, one-year earlier. At the end of 1999, home equity loans continued to represent the largest component of the consumer loans receivable portfolio. Such loans totaled $1.5 billion at that date, or 59.7% of the consumer loans receivable portfolio, an increase of $633.3 million, or 73.9%, from the end of 1998. Total consumer loan production during 1999 was $1.3 billion, up 73.3% from $733.4 million during 1998. Of the total loan production during 1999 and 1998, 70.7% and 78.2%, respectively, was associated with home equity loans.

     Business loans receivable totaled $1.0 billion at December 31, 1999, up $741.5 million, or 258%, from the end of 1998. The higher level of these loans was attributable to internally generated growth and the effects of the KeyBank Branch Acquisition and the Citibank Auto Business Acquisition, in which a total of approximately $500 million of business loans were acquired. As a result of the Citibank Auto Business Acquisition, the array of business loan products offered by the Company was expanded to include automobile dealer floor plan loans, which, at the end of 1999, comprised approximately 12% of the business loans receivable portfolio.

     The following table summarizes the Company's loans receivable at December 31 (in thousands):

                              1999          1998          1997          1996          1995
                           -----------   -----------   -----------   -----------   ----------
Residential real estate:
  Permanent..............  $ 8,198,653   $ 8,918,170   $ 9,846,140   $ 8,071,208   $7,184,864
  Construction...........        1,467         1,647         2,453         3,697        1,948
                           -----------   -----------   -----------   -----------   ----------
          Total
            residential
            real
            estate.......    8,200,120     8,919,817     9,848,593     8,074,905    7,186,812
                           -----------   -----------   -----------   -----------   ----------
Commercial real estate:
  Permanent..............    3,285,734     2,475,462     2,206,255     1,852,904    1,808,355
  Construction...........      197,123        92,288        56,768        32,829       42,543
                           -----------   -----------   -----------   -----------   ----------
          Total
            commercial
            real
            estate.......    3,482,857     2,567,750     2,263,023     1,885,733    1,850,898
                           -----------   -----------   -----------   -----------   ----------
Consumer:
  Home equity............    1,489,669       856,389       632,006       538,065      524,716
  Automobile.............      886,176         4,443         6,298        43,661       53,947
  Other..................      119,476       112,398       135,513       152,555      178,751
                           -----------   -----------   -----------   -----------   ----------
          Total
            consumer.....    2,495,321       973,230       773,817       734,281      757,414
                           -----------   -----------   -----------   -----------   ----------
Business.................    1,028,756       287,271        99,074        43,138       35,189
                           -----------   -----------   -----------   -----------   ----------
Total loans receivable...  $15,207,054   $12,748,068   $12,984,507   $10,738,057   $9,830,313
                           ===========   ===========   ===========   ===========   ==========

     The maturities of the principal balances of the Company's real estate construction loans receivable and business loans receivable (excluding lease financing receivables) at December 31, 1999 were as follows (in thousands):

                                                       REMAINING CONTRACTUAL MATURITY
                                                ---------------------------------------------
                                                  ONE       OVER ONE
                                                YEAR OR     THROUGH        OVER
                                                  LESS     FIVE YEARS   FIVE YEARS    TOTAL
                                                --------   ----------   ----------   --------
Residential real estate construction:
  Fixed-rate..................................  $  1,467    $     --     $     --    $  1,467
Commercial real estate construction:
  Adjustable-rate.............................  $ 88,158    $107,158           --    $195,316
  Fixed-rate..................................     2,997          --           --       2,997
                                                --------    --------     --------    --------
Total commercial real estate construction.....  $ 91,155    $107,158     $     --    $198,313
                                                ========    ========     ========    ========
Business:
  Adjustable-rate.............................  $318,868    $268,567     $ 36,049    $623,484
  Fixed-rate..................................    52,661      97,822      123,603     274,086
                                                --------    --------     --------    --------
Total business................................  $371,529    $366,389     $159,652    $897,570
                                                ========    ========     ========    ========

  Deposits

     Deposits amounted to $14.3 billion at year-end 1999, up 4.5% from $13.7 billion at the end of 1998. This increase was principally driven by acquisitions completed during the year, in which the Company assumed $1.8 billion of deposits, the effects of which were partially offset by runoff of deposits, primarily time deposits.

     Part of the Company's strategy with respect to its deposits is to increase the percentage of core deposits to total deposits. During 1999, core deposits increased $778.0 million, or 11.3%, while time deposits decreased $168.0 million, or 2.5%. At December 31, 1999, core deposits represented 53.8% of total deposits, up from 50.6% at the end of 1998, which had increased from 43.2% at the end of 1997.

     The following table sets forth a summary of the Company's deposits at December 31 (dollars in thousands):

                                               1999                         1998
                                     -------------------------    -------------------------
                                                    PERCENTAGE                   PERCENTAGE
                                       AMOUNT        OF TOTAL       AMOUNT        OF TOTAL
                                     -----------    ----------    -----------    ----------
Core:
  Demand...........................  $ 2,071,419       14.5%      $ 1,976,122       14.5%
  Savings..........................    2,407,528       16.9         2,291,782       16.8
  Money market.....................    3,201,298       22.5         2,634,312       19.3
                                     -----------      -----       -----------      -----
          Total core...............    7,680,245       53.9         6,902,216       50.6
                                     -----------      -----       -----------      -----
Time...............................    6,581,204       46.1         6,749,244       49.4
                                     -----------      -----       -----------      -----
Total deposits.....................  $14,261,449      100.0%      $13,651,460      100.0%
                                     ===========      =====       ===========      =====

  Borrowed Funds

     Total borrowed funds amounted to $7.7 billion at December 31, 1999, which represents an increase of $973.1 million, or 14.4%, from the end of 1998. This increase was substantially associated with the funding of asset growth during 1999.

     Presented in the table below is the composition of the Company's borrowed funds at December 31 (in thousands):

                                                                 1999          1998
                                                              ----------    ----------
Federal funds purchased and securities sold under agreements to repurchase:
  Federal funds purchased...................................  $  785,000    $  474,980
  Securities sold under agreements to repurchase............     321,067     1,770,238
                                                              ----------    ----------
          Total federal funds purchased and securities sold
            under agreements to repurchase..................   1,106,067     2,245,218
                                                              ----------    ----------
Other short-term borrowings:
  FHLBNY advances...........................................   3,711,086     3,647,330
  Treasury tax and loan notes...............................   1,598,154         9,474
  Other.....................................................      12,598        99,929
                                                              ----------    ----------
          Total other short-term borrowings.................   5,321,838     3,756,733
                                                              ----------    ----------
Long-term debt:
  FHLBNY advances...........................................     751,600       429,785
  Senior notes..............................................     348,322        98,977
  Medium-term notes.........................................      48,541        51,983
  Bonds, preferred stock and loans transferred in put
     transactions...........................................      17,405        20,182
  Other.....................................................          --         7,965
                                                              ----------    ----------
          Total long-term debt..............................   1,165,868       608,892
                                                              ----------    ----------
Guaranteed preferred beneficial interests in Dime Bancorp,
  Inc.'s junior subordinated deferrable interest
  debentures................................................     152,219       162,005
                                                              ----------    ----------
Total borrowed funds........................................  $7,745,992    $6,772,848
                                                              ==========    ==========

     The Company's primary source of borrowed funds at December 31, 1999 and 1998 was FHLBNY advances. In the aggregate, short- and long-term FHLBNY advances comprised 57.6% of total borrowed funds at year-end 1999, as compared with 60.2% at year-end 1998.

     The Holding Company, during 1999, issued $200.0 million of 6.375% senior notes due 2001 and $150.0 million of 7.00% senior notes due 2001.

     During 1999, the Company extinguished, prior to maturity, the following long-term debt: (i) $100.0 million of the Holding Company's 10.50% senior notes due 2005; (ii) $3.0 million of NAMC's 7.315% medium-term notes due 2003; and
(iii) $0.2 million of NAMC's 7.29% medium-term notes due 2003. Further, during 1999, the Holding Company purchased $10.0 million of the outstanding guaranteed preferred beneficial interests in its 9.33% junior subordinated deferrable interest debentures.

  Stockholders' Equity

     Stockholders' equity amounted to $1.5 billion at December 31, 1999, up $130.4 million, or 9.4%, from the end of 1998. This increase was largely due to net income of $239.8 million, coupled with the $69.2 million value assigned to the 2,852,321 shares of Common Stock issued in connection with the Lakeview Acquisition. Growth in stockholders' equity was limited by an increase of $84.0 million in the Company's accumulated other comprehensive loss, treasury stock purchases totaling $76.3 million and cash dividends declared on the Common Stock aggregating $25.6 million, or $0.23 per common share.

     Stockholders' equity was 6.34% of total assets at the end of 1999, as compared with 6.21% at the end of 1998. Book value per common share was $13.67 at December 31, 1999, up from $12.42 one-year earlier.

     At and during the year ended December 31, 1999, the Holding Company had one Common Stock repurchase program in effect. This program, which was announced in September 1998 and rescinded in

February 2000 in connection with the Merger, authorized the Holding Company to repurchase up to approximately 5.6 million shares of its outstanding Common Stock. Through December 31, 1999, the Holding Company repurchased 4.2 million shares of its Common Stock under this program, including 3.9 million shares during 1999. No shares of Common Stock were repurchased under this program subsequent to the end of 1999.

LIQUIDITY

     The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet withdrawals by depositors, loan funding commitments, debt service requirements and other financial obligations and expenditures, as well as ensuring Dime FSB's compliance with regulatory liquidity requirements. The liquidity position of the Company, which is monitored on a daily basis, is managed pursuant to established policies and guidelines.

     The Company's sources of liquidity include principal repayments on loans and MBS, borrowings, deposits, sales of loans in connection with mortgage banking activities, sales of securities available for sale and cash provided by operations. The Company has access to the capital markets for issuing debt or equity securities, as well as access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs.

     Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from Dime FSB, whose ability to pay dividends is subject to regulations of the OTS (see "Regulation and Supervision -- Restrictions on Capital Distributions" in Item 1, "Business"). At December 31, 1999, the Holding Company had an effective shelf registration with the Commission under which it could issue an aggregate of $150.0 million of debentures, notes or other unsecured evidences of indebtedness. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

     Under existing OTS regulations, Dime FSB must maintain, for each calendar quarter, an average daily balance of liquid assets (as defined) equal to at least 4.0% of either (i) its liquidity base (Dime FSB's net withdrawable accounts plus short-term borrowings) at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding quarter. For the fourth quarter of 1999, Dime FSB's liquidity ratio was 7.49%.

REGULATORY CAPITAL

     Pursuant to OTS regulations, Dime FSB is required to maintain tangible capital of at least 1.5% of adjusted total assets, core ("tier 1") capital of at least 3.0% of adjusted total assets and total risk-based capital of at least 8.0% of risk-weighted assets. Dime FSB exceeded these capital requirements at December 31, 1999.

     Under the PCA regulations adopted by the OTS pursuant to FDICIA, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of tier 1 capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets is 5.0% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At December 31, 1999, Dime FSB met the published standards for a well capitalized designation under these regulations.

     The following table sets forth Dime FSB's regulatory capital position at December 31 (dollars in thousands):

                                                    1999                   1998
                                             -------------------    -------------------
                                               AMOUNT      RATIO      AMOUNT      RATIO
                                             ----------    -----    ----------    -----
Tangible and core capital..................  $1,383,046     5.90%   $1,282,010     5.82%
Tier 1 risk-based capital..................   1,383,046     8.80     1,282,010     9.58
Total risk-based capital...................   1,623,342    10.33     1,387,091    10.37

     During November 1999, Dime FSB issued $100.0 million of 8.0% subordinated notes due November 2006, all of which were purchased by the Holding Company. Such notes, as permitted under OTS regulations, are included in Dime FSB's total risk-based capital at December 31, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Set forth below are the names, ages, and terms of, and principal occupations and length of service on the Board for each current member of the Board as of January 31, 2000. Periods of service as a member of the Board includes service as a member of the Board of Directors of Anchor Bancorp and/or the Board of Directors of Anchor FSB, and certain predecessor institutions, prior to the formation of Anchor Bancorp in 1991, as well as service as a member of the Board of Directors of Dime FSB prior to the formation of Dime Bancorp in 1994.

     Derrick D. Cephas joined the Board in 1994. Mr. Cephas, 48, has been a partner in the New York law firm of Cadwalader, Wickersham & Taft since 1994. Since November 1996, Mr. Cephas has been a director of Merrill Lynch International Bank, an Edge Act corporation and an indirect, wholly-owned subsidiary of Merrill Lynch & Co., Inc. He has been a director of D.E. Shaw & Co., which serves as the direct or indirect general partner or manager of several privately-held securities and technology businesses (including registered broker-dealers and registered commodity pool operators), since February 1996.

     Frederick C. Chen joined the Board in 1988. Mr. Chen, 72, is retired from Peat Marwick Main & Co. (now KPMG LLP), a firm of certified public accountants, where he was a senior banking partner from 1966 to 1987. He is a trustee of Republic Funds, an investment company.

     J. Barclay Collins II joined the Board in 1993. Mr. Collins, 55, has served as Executive Vice President and General Counsel of Amerada Hess Corporation since 1990 and as a director since 1986.

     Richard W. Dalrymple joined the Board in 1990. Mr. Dalrymple, 56, has been the President of Teamwork Management, Inc., an executive recruiting firm, since its formation in 1997. Prior to the Anchor Merger in January 1995, Mr. Dalrymple served as President, Chief Operating Officer, and a director of Anchor Bancorp since its formation and as President, Chief Operating Officer, and a director of Anchor FSB since 1990. Mr. Dalrymple has been a director of Waterhouse Investors Family of Funds, Inc., a registered investment company, since 1996, and a director of National Investors Cash Management Fund, Inc., a registered investment company, since 1997.

     James F. Fulton joined the Board in 1981. Mr. Fulton, 69, has been President of Fulton + Partners, Inc. (planning and design consultants) since 1966 and Chairman of the Board of Pratt Institute (an educational institution) since 1992.

     Fred B. Koons joined the Board in January 1999. Mr. Koons, 55, is currently a Senior Executive Advisor of the Holding Company and Dime FSB, having served as Chief Executive Officer, Mortgage Banking, of the Holding Company and Dime FSB from December 1996 until July 1, 1999. From July 1996 until he joined the Company, Mr. Koons was a consultant to the Company regarding its mortgage banking strategy. From 1986 until 1995, Mr. Koons served as President, Chairman and Chief Executive Officer of Chase Manhattan Mortgage Corporation, Chairman and Chief Executive Officer of Chase Educational Finance Corp. and Executive Vice President of Chase Manhattan Bank, N.A. (now Chase Bank).

     Virginia M. Kopp joined the Board in 1981. Mrs. Kopp, 70, is active in community affairs. From 1983 until her retirement in 1987, Ms. Kopp was co-owner and operator of a retail business.

     James M. Large, Jr. joined the Board in 1989. Mr. Large, 67, has been Chairman Emeritus of the Holding Company since April 1998. Prior to that date, Mr. Large served as Chairman of the Board of the Holding Company since January 1995 and as the Chief Executive Officer of the Holding Company and the Chairman of the Board and Chief Executive Officer of Dime FSB from January 1995 until his retirement at the end of 1996. Prior to the Anchor Merger, Mr. Large was Chairman of the Board and Chief Executive Officer of Anchor Bancorp since its formation and Chairman of the Board and Chief Executive Officer of Anchor FSB since April 1989.

     Margaret Osmer-McQuade joined the Board in 1980. Ms. Osmer-McQuade, 61, has served as President of Qualitas International, an international consulting firm, since 1993, and a director of Riverside Capital International LLC, an asset management company, since 1997.

     John Morning joined the Board in 1979. Mr. Morning, 68, has been President of John Morning Design, Inc. (a graphic design firm) since 1960.

     Sally Hernandez-Pinero joined the Board in 1994. Ms. Hernandez-Pinero, 46, has served as Senior Vice President for Corporate Affairs of The Related Companies, L.P. (a low income real estate syndicator and owner/manager of multi-family residential property) since May 1999. From June 1998 until she assumed her current position, Ms. Hernandez-Pinero served as a managing director of the Fannie Mae American Communities Fund. From October 1994 until May 1998, Ms. Hernandez-Pinero was of counsel to the law firm of Kalkines, Arky, Zall & Bernstein. She is a director of Consolidated Edison, Inc. (a public utility) and Accuhealth, Inc. (a health care firm).

     Paul A. Qualben, M.D. joined the Board in 1965. Dr. Qualben, 75, is a physician in Brooklyn, New York and serves as a psychiatric consultant to Evangelical Lutheran Church in America, the Norwegian Christian Home and Health Center, the Eger Health Care Center of Staten Island, and Wagner College. He is the former Director of Psychiatry at Lutheran Medical Center.

     Eugene G. Schulz, Jr. joined the Board in 1959. Mr. Schulz, 69, served as Vice Chairman and General Counsel of Anchor FSB prior to his retirement in 1989.

     Howard Smith joined the Board in 1965. Mr. Smith, 69, has been President of Virginia Dare Extract Co., Inc., Brooklyn, New York, a manufacturer of flavors, since 1960. He is the Chairman of Lutheran Medical Center and the Chairman of Augustana Lutheran Home.

     Norman R. Smith, Ed.D. joined the Board in 1993. Dr. Smith, 53, has served as President of Wagner College, Staten Island, New York since 1988.

     Lawrence J. Toal joined the Board in 1991. Mr. Toal, 62, became the Chairman of the Board of the Holding Company in April 1998 and the Chief Executive Officer of the Holding Company and the Chairman of the Board and Chief Executive Officer of Dime FSB in January 1997. He has been the President and Chief Operating Officer of the Holding Company since its formation and the President and Chief Operating Officer of Dime FSB since 1991. Mr. Toal has been a director of Waterhouse Investors Cash Management Fund, Inc., a registered investment company, since December 1995, and a director of SBLI Mutual Life Insurance Company, Inc., since January 2000.

     Ira T. Wender joined the Board in 1992. Mr. Wender, 73, is the sole owner of Ira T. Wender, P.C., which has provided services as of counsel since 1994 to, and which held a partnership interest from 1988 through 1993 in, the law firm of Patterson, Belknap, Webb & Tyler LLP. He is a director of REFAC Technology, Inc., United Investors Realty Trust and Deotexis, Inc.

EXECUTIVE OFFICERS

     The following table sets forth the name, age, and position of each executive officer of the Company as of January 31, 2000 and the year in which such person joined the Company:

                                                                               WITH THE
                                                                               COMPANY
NAME                    AGE       POSITIONS AND OFFICES WITH THE COMPANY        SINCE
----                    ---       --------------------------------------       --------
Lawrence J. Toal......  62     Chairman of the Board, Chief Executive            1991
                               Officer, President and Chief Operating
                                 Officer
Gene C. Brooks........  50     Director of the Office of the Secretary and       1995
                               Senior Legal Advisor
Anthony R.                     Chief Financial Officer                           1997
  Burriesci...........  52
D. James Daras........  46     Treasurer and Asset/Liability Executive           1990
James E. Kelly........  48     General Counsel                                   1987
Richard A. Mirro......  48     Chief Executive Officer, Mortgage Banking         1996
Carlos R. Munoz.......  64     Chief Credit and Risk Management Officer          1995
Peyton R. Patterson...  43     General Manager, Consumer Financial Services      1996

     Mr. Daras has been employed by the Company in the positions stated above for more than five years. The principal occupation for at least the last five years of each other executive officer who is not a member of the Board is set forth below:

     Mr. Brooks, who joined Anchor FSB in July 1987, served as Vice President and General Counsel of Anchor Bancorp from its formation until the Anchor Merger and as Secretary of Anchor Bancorp from March 1993 until the Anchor Merger. He was General Counsel of the Company from April 1995 to January 1998, at which time he assumed his present position.

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

     Mr. Kelly has served in various legal and business positions with the Company since joining Dime FSB in January 1987, including as assistant to the President from February 1992 to March 1995 and thereafter as Deputy General Counsel until he assumed his present position in January 1998.

     Mr. Mirro joined the Company in 1996 as President and Chief Operating Officer, Mortgage Banking and assumed his present position in July 1999. Prior to joining the Company, he was Chairman and Chief Executive Officer of Fleet Mortgage Group from July 1996 to September 1996. From 1986 until joining Fleet Mortgage Group, Mr. Mirro held various positions with Chase Manhattan Mortgage Corporation, the most recent of which was President.

     Mr. Munoz joined the Company in April 1995 as Chief Credit Officer and assumed his present position in January 1997. Prior to joining the Company, he served in various positions with Citibank, where he was most recently Senior Vice President and a member of the Credit Policy Committee. In that position, he had been responsible at various times for credit management and oversight of part or all of Citibank's worldwide consumer banking activities, as well as Private Banking and Global Finance in Latin America.

     Ms. Patterson joined the Company in May 1996 as General Manager, Consumer Lending and assumed her present position in June 1997. From 1989 until she joined the Company, Ms. Patterson held several positions with Chemical Bank, including most recently as General Manager of its Consumer Asset Group, until the merger of that institution with Chase Manhattan Bank, N.A. in 1996, when she became the Director of Marketing for its National Consumer Services Division.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires Dime Bancorp's directors and specified officers to file reports of ownership and changes in ownership of their equity securities of Dime Bancorp with the Commission and the NYSE and to furnish Dime Bancorp with copies of all such reports.

     Based solely upon a review of the copies of these Form 3, 4, and 5 reports and amendments thereto received by Dime Bancorp, and certain written representations received from such persons, Dime Bancorp believes that all applicable filing requirements were complied with for 1999, and Dime Bancorp does not know of any such persons who may have failed to file on a timely basis any required form, except as follows: John Morning, a director of Dime Bancorp, did not timely file a Form 4 reflecting the sale of 2,500 shares of Common Stock on August 5, 1999 and D. James Daras, an executive officer of Dime Bancorp, did not timely file a Form 5 reporting the receipt of a gift of 300 shares of Common Stock by a trust for the benefit of his minor son on September 3, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During 1999, the primary responsibility for determining the compensation of Dime's executive officers was held by the Compensation Committee, subject to review and appropriate approval by the Board.

     Principles. For 1999, the Compensation Committee's guiding principles for its compensation program reflect the same objectives as had been set in prior years: (1) to enable Dime to recruit and retain the highest quality executive talent available to it; and (2) to motivate Dime's executives to achieve and sustain a superior level of corporate performance, since consistently superior performance will result in superior returns to stockholders. Recruitment and retention objectives are addressed by providing total compensation opportunities that are competitive relative to the market with which Dime competes for talent. In that regard, Dime recognizes that its own growth in recent years and its expanded emphasis on commercial banking activities, as well as the enormous changes taking place within the banking industry and the increasing competition from other segments of the financial services industry, have significantly broadened the range of institutions with which it can -- and must -- compete for talent. Thus, the Compensation Committee believes that an important component of its guiding principles must also be frequent monitoring of competitive practices and an openness to adapting Dime's compensation practices to meet changing conditions within the broad financial services industry and to foster Dime's objectives of increasing its commercial banking orientation.

     While operating within a competitive framework, the Compensation Committee pursues its motivational objectives by giving greater emphasis to those components of the total compensation package that reward performance, in order to reinforce the linkage of rewards with the achievement of business results and, ultimately, with the financial interests of stockholders. Thus, while the principal components of compensation (base salary, annual incentive and long-term incentive), as well as benefits, are generally set at or near competitive levels, emphasis is placed on variable pay, with the intention that total actual pay be aligned with performance relative to Dime's short- and long-term objectives. The effect of this pay-for-performance orientation should be that truly superior performance will result in total compensation that exceeds the median total compensation range of the comparative group, while mediocre performance will result in total compensation that is less than the median range of that group. In particular, as the ultimate measure of performance is return to stockholders, the compensation program, particularly for more senior executives, should be designed to ensure that management has a substantial proprietary financial interest in the return realized by stockholders.

     Practices. Because of the scope and complexity of Dime's activities in a rapidly changing financial services industry, it is imperative that Dime attract, retain and motivate the most qualified and talented executives available to it. Dime competes for executives with a variety of financial services companies, including commercial banks and other institutional lenders, large thrifts, mortgage banking companies and investment banking firms. The Compensation Committee, based in part on a thorough analysis of Dime's executive compensation levels by independent outside compensation consultants and assisted by third-party data collection and analysis, annually reviews Dime's executive compensation practices within the framework discussed above and compares them with the executive compensation practices of other financial services companies with which Dime competes for executive talent.

     As discussed in last year's Compensation Committee Report, Dime, in late 1997, undertook a thorough review of its compensation practices following the acquisition of NAMC, and the results of that review were reflected in executive compensation for 1998. For 1999, Dime continued the practices it had followed in the prior year. Thus, Dime's independent compensation consultants analyzed publicly reported senior management compensation at a peer group of institutions (both thrifts and banks) throughout the country, which for 1999 consisted of 13 institutions, with median assets of $24.9 billion. This data was then adjusted upward to reflect the generally higher cash compensation levels in the New York City Metropolitan Area. They then further assessed publicly reported compensation at five New York-based money-center/superregional banks (adjusted downward to reflect size and revenue differentials), in order to take into account the fact that Dime now draws much of its executive talent from the large commercial banks located in New York City, as evidenced by the significant number of Dime's executive officers who have previously served in senior positions at such institutions immediately prior to joining Dime. Finally, for those senior officer positions where comparable publicly reported peer group and money-center/superregional bank data was generally not readily available, published survey data was analyzed, including information on financial services companies comparable in asset size to the peer group and to the money-center/superregional group (adjusted on the same basis described above). A functional matching approach was used to compare each of the executive positions at Dime to market-surveyed positions based on similarity of responsibilities, with appropriate adjustments being made as necessary to reflect any differences therein. All data analyzed was, if necessary, adjusted upward to take into account any time differential from the periods for which the data was reported. The information from these various analyses then provided the starting point for the Compensation Committee's approach to fixing the principal components of executive compensation for 1999.

     With respect to base salaries, the foregoing analysis showed that the base salaries of most of Dime's senior officers were below both peer group and money-center/superregional bank medians. For 1999, salaries for executive officers were adjusted upward by, on average, approximately 11%, but generally remained below the average of the peer group and money-center/superregional bank medians described above. For 1999, consistent with these increases, the annual salary for Mr. Toal, the Chief Executive Officer, was increased by 10% to $825,000, which was slightly above the average of the peer group and money-center/superregional bank medians.

     With respect to incentives, and as described above, a fundamental tenet of Dime's incentive compensation philosophy is to reward performance based primarily on objective standards. Short-term incentives, payable in cash, are geared to the accomplishment of Dime's key annual business plan objectives.

     For 1999, cash incentives were awarded to senior officers under Dime's stockholder-approved Senior Officer Incentive Plan. Under this plan, for a given performance period (usually a calendar year), the Compensation Committee at the beginning of the performance period designates officers who are eligible to participate and specifies one or more levels of performance goals. These performance goals must be based upon one or more of earnings per share, return on equity and return on assets. The Compensation Committee then establishes individual target incentive opportunities for each participating officer, as well as a preset formula for determining the range within which incentive levels may vary with the level of the performance goals reached. The amounts that would otherwise be payable under the plan based on the level of performance goals reached may then be decreased, but not increased, in the discretion of the Compensation Committee. This plan is intended to qualify awards payable thereunder as "qualified performance-based compensation" under Section 162(m) of the Internal Revenue Code, thereby ensuring full deductibility of compensation payable under the plan to any executive officers whose total compensation may exceed $1 million.

     For 1999, all of the executive officers named in the Summary Compensation Table below were designated as participants in the Senior Officer Incentive Plan. Performance goals for 1999, as for 1998, were based on the greater of Dime's earnings per share or adjusted earnings per share (such an adjustment would generally eliminate any extraordinary items, as determined in accordance with generally accepted accounting principles, certain restructuring charges and charges relating to discontinued operations, any profit or loss attributable to business operations of an entity acquired by Dime during the performance period, and any goodwill expense attributable to such acquired entity, that would otherwise be included in earnings per share). Depending on the level of performance goal achieved, a participant's incentive award could range between 0 and 200% of his or her individual target incentive (subject to a maximum annual individual award limit with respect to awards under the Senior Officer Incentive Plan of $1,500,000). In order to assist the Compensation Committee in setting individual target incentives, Dime's independent compensation consultants analyzed the same sources as discussed above with respect to the determination of annual salaries, using for comparison purposes a three year average of publicly reported compensation (expressed as a percentage of base salary), without adjustment, for the executive officers named in the Summary Compensation Table. For 1999, individual targets for plan participants were on average close to the median of the peer group, although generally well below the median of the money-center/superregional bank group. For 1999, Mr. Toal's target incentive under the plan remained at 100% of his annual salary. This percentage, which was determined on a basis consistent with plan participant target incentive opportunities generally, was well below the midpoint of the combined survey analysis. For 1999, Dime reported record earnings per share, substantially exceeding the performance targets under the plan, and therefore participants qualified for award opportunities of 200% of target incentive amount (subject to maximum award limits under the plan). In then considering whether and to what extent to use its discretion to reduce the cash incentives for which the participants in the Senior Officer Incentive Plan were otherwise eligible, the Compensation Committee considered at length the extent to which the significant drop in Dime's stock price during 1999 should weigh against not only management's success in producing earnings per share in excess of the targets set forth in the plan, but also Dime's other significant operating achievements during the year. In particular, the Compensation Committee noted such factors as:

     -- attaining a 14% growth in annual operating earnings per share, and continuing a streak of 14 consecutive quarters of rising operating earnings, despite a difficult rate environment and sharply declining mortgage banking activity;

     -- significant increases for 1999 in nearly all major performance measures, including return on equity and return on assets, from 1998, itself a record year; and

     -- the substantial expansion of Dime's commercial banking businesses during 1999, including a 73% increase in consumer loan originations and a 217% increase in business loan originations, in part as a result of the strategic acquisitions during the year of Citibank's auto finance business and of Keybank's commercial banking franchise on Long Island, resulting in an increase in non-residential loans from 30% to 46% of loans outstanding during the course of the year.

     The Compensation Committee further considered that the purposes of short-term incentives, which drive accomplishment of annual business goals, should not be conflated with those of long-term incentives, which assure that a significant portion of an executive's potential compensation is conditioned upon the achievement and maintenance -- over multi-year periods -- of returns to stockholders.

     After weighing all these factors, the Compensation Committee concluded that it was important to maintain the link between the accomplishment of clearly defined and pre-set business objectives and a specific component of annual compensation. In this regard, it was clear that, for 1999, management had not only met but substantially exceeded these annual operating targets. While this in turn led the Compensation Committee to conclude that the payment of incentives as provided for in the plan was warranted, the Compensation Committee also concluded that maximum awards under the plan, even if otherwise earned, should not be paid where the return to stockholders for the year had been below par. Accordingly, awards to executive officers under the plan were reduced. In the case of Mr. Toal, the incentive awarded for 1999 was $1,125,000, as compared with a maximum award of $1,500,000 for which he was eligible under the plan.

     Long-term incentives are provided in the form of stock and stock-based grants. As discussed in last year's Compensation Committee Report, the Compensation Committee has adopted an equity stake approach, which seeks to establish a desirable level of equity participation for senior executives, expressed as a percentage of Common Stock outstanding that is to be subject to annual option grants, with the appropriate percentage of Common Stock to be subject to such grants being determined by reference to competitive practices. For 1999, the Compensation Committee determined to maintain the same stock option grant guidelines as for 1998 (with adjustments being made to individual grants based on considerations including individual performance and experience). For 1999, as for 1998, grants were made in the form of non-qualified options to purchase Common Stock. These non-qualified options generally vest over a three year period (subject to accelerated vesting in certain circumstances, including a change in control), have expiration dates 11 years from the date of grant and have exercise prices equal to the fair market value per share of Common Stock on the date of grant, which was deemed to be the closing price of such stock on the NYSE on that date. In January 1999, Mr. Toal received non-qualified options to purchase 120,000 shares of Common Stock at fair market value on the date of grant, an increase over the 94,800 non-qualified options awarded to Mr. Toal in 1998, but still substantially below the average of the peer group and money-center/superregional bank medians described above. The Compensation Committee believes that this increase in the number of stock options granted was consistent with the Compensation Committee's preference for emphasizing long-term incentive compensation, the value of which is tied to stockholder return.

     Also, although not an aspect of cash or incentive compensation, Dime seeks to attract and retain executives by providing a variety of benefit plans and programs generally designed to be competitive with those provided by other financial services companies. See "Executive Compensation" below for a description of these plans and programs as currently in effect.

     The Compensation Committee's policy is to structure executive compensation in a time and manner intended to limit the likelihood that current compensation will exceed the limits for deductibility prescribed by Section 162(m) of the Internal Revenue Code. In furtherance of this policy, Dime adopted, with stockholder approval, the Senior Officer Incentive Plan, under which cash incentive awards to senior officers are made in a manner intended to qualify them for full deductibility under the Internal Revenue Code. This policy continued to be operative for 1999; however, the Compensation Committee retains discretion to make exceptions to this policy, and in determining whether to do so the Compensation Committee may consider a number of factors, including the tax position of Dime, the materiality of amounts likely to be involved and any potential ramifications of the loss of flexibility to respond to unforeseeable changes in circumstances.

     Finally, in determining compensation levels and targets within the framework discussed above, the Compensation Committee takes into full account applicable regulatory restrictions on the compensation of executive officers.

     Executive compensation is a constantly evolving field. The Compensation Committee monitors trends in this area, as well as changes in law, regulation and accounting practice, that may affect either its compensation philosophy or its practices. Accordingly, the Compensation Committee at all times reserves the right to alter its approach in response to changing conditions. In particular, the Compensation Committee expects that for 2000, in the wake of Dime's merger with Hudson, the past compensation practices of both Dime and Hudson will be carefully re-evaluated with a view to determining the practices that will best suit the combined institution, Dime United.

                                          THE COMPENSATION COMMITTEE:

                                               IRA T. WENDER, CHAIRMAN
                                               DERRICK D. CEPHAS
                                               J. BARCLAY COLLINS II
                                               MARGARET OSMER-McQUADE
                                               DR. PAUL A. QUALBEN
                                               HOWARD SMITH
                                               DR. NORMAN R. SMITH

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for services in all capacities to Dime for the fiscal years ended December 31, 1999, 1998 and 1997 of those persons who were, at December 31, 1999, (a) the Chief Executive Officer of Dime Bancorp and (b) the other four most highly compensated executive officers of Dime Bancorp (collectively with the Chief Executive Officer, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                            ANNUAL COMPENSATION                 COMPENSATION AWARDS
                                    ------------------------------------     -------------------------
                                                               OTHER         RESTRICTED    SECURITIES
                                                               ANNUAL          STOCK       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS(1)    COMPENSATION     AWARDS(2)    OPTIONS/SARS   COMPENSATION(3)
---------------------------  ----   --------   ----------   ------------     ----------   ------------   ---------------
Lawrence J. Toal(4)......    1999   $825,000   $1,125,000     $     0        $        0     120,000         $ 48,321
  Chief Executive Officer    1998    750,000    1,204,810(5)     5,617        1,631,070      94,800          164,581
                             1997    650,000      800,000           0                 0      78,000           39,000
Anthony R. Burriesci(6)...   1999    400,000      479,683       3,070                 0      40,000           23,002
  Chief Financial Officer    1998    375,000      401,620(7)     4,666          699,840      36,700           56,769
                             1997    166,923      385,000(8)    20,776          577,500      90,000                0
Richard A. Mirro.........    1999    400,000      400,000       2,087                 0      40,000           25,375
  Chief Executive Officer,   1998    375,000      502,310(9)     3,696           62,226      36,700           20,125
  Mortgage Banking           1997    350,000      395,000(10)     8,349               0      54,500                0
Peyton R. Patterson......    1999    325,000      303,747       3,070                 0      30,000           18,869
  General Manager,           1998    275,000      201,040(11)     4,876         441,180      24,600           49,312
  Consumer Financial         1997    225,000      170,000           0                 0      16,000            8,827
  Services
Carlos R. Munoz..........    1999    350,000      230,000       3,070                 0      35,000           20,311
  Chief Credit and Risk      1998    325,000      231,250(12)     4,302         522,450      33,400           55,086
  Management Officer         1997    300,000      175,000           0                 0      18,000           18,000

---------------
 (1) Bonuses are reported in the year that the named executive officer rendered the services to which the bonus relates, even though the amounts shown may actually be paid to the named executive officer in a subsequent year.

 (2) Except as noted, restricted stock awards generally vest in three equal installments on the third, fourth, and fifth anniversary of the date of grant. At December 31, 1999, Mr. Toal held 58,807 shares of restricted stock having a value of $830,649 (3,207 shares of which were scheduled to vest in equal installments on January 30, 2000 and January 30, 2001); Mr. Burriesci held 37,047 shares of restricted stock having a value of $523,289 (1,080 shares of which were scheduled to vest in equal installments on January 30, 2000 and January 30, 2001 and 11,667 shares of which were scheduled to vest on January 24, 2000); Mr. Mirro held 14,874 shares of restricted stock having a value of $210,095 (1,540 shares of which were scheduled to vest in equal installments on January 29, 2000 and January 29,
     2001); Ms. Patterson held 19,328 shares of restricted stock having a value of $273,008 (694 shares of which were scheduled to vest in equal installments on January 30, 2000 and January 30, 2001); and Mr. Munoz held 21,601 shares of restricted stock having a value of $305,114 (834 shares of which were scheduled to vest in equal installments on January 30, 2000 and January 30, 2001). Dividends are paid, and other distributions made, on all shares of restricted stock to the same extent that dividends are declared and paid, or other distributions are made, on shares of Common Stock in general, provided such shares of restricted stock are held on the record date determined for the payment of dividends, or the making of other distributions, if any, on the Common Stock.

 (3) For the year ended December 31, 1999, the amounts set forth reflect matching and supplemental allocations by Dime Bancorp on behalf of each of the named executive officers under certain defined contribution plans and arrangements.

 (4) Mr. Toal became Chief Executive Officer of Dime Bancorp (and Chairman of the Board and Chief Executive Officer of Dime FSB) on January 1, 1997 and Chairman of the Board of Dime Bancorp on April 30, 1998.

 (5) The amount shown represents an incentive bonus for 1998 of $1,200,000 and a cash award equal to the purchase price of 4,810 shares of restricted stock.

 (6) Mr. Burriesci joined Dime Bancorp in July 1997 at an annual rate of salary of $350,000.

 (7) The amount shown represents an incentive bonus for 1998 of $400,000 and a cash award equal to the purchase price of 1,620 shares of restricted stock.

 (8) The amount shown represents a $150,000 cash bonus paid to Mr. Burriesci upon joining Dime Bancorp in July 1997, an incentive bonus for 1997 of $200,000 and a cash award equal to the purchase price of 35,000 shares of restricted stock.

 (9) The amount shown represents an incentive bonus for 1998 of $500,000 and a cash award equal to the purchase price of 2,310 shares of restricted stock.

(10) The amount shown represents an incentive bonus for 1997 of $375,000 and a cash award equal to the purchase price of 20,000 shares of restricted stock.

(11) The amount shown represents an incentive bonus for 1998 of $200,000 and a cash award equal to the purchase price of 1,040 shares of restricted stock.

(12) The amount shown represents an incentive bonus for 1998 of $230,000 and a cash award equal to the purchase price of 1,250 shares of restricted stock.

     The following table contains information concerning the grant of options to purchase Common Stock and limited tandem stock appreciation rights ("SARs") to the named executive officers during the year ended December 31, 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS
                            ------------------------------------------------------------------------------
                             NUMBER OF        % OF TOTAL
                             SECURITIES      OPTIONS/SARS
                             UNDERLYING       GRANTED TO      EXERCISE OR                     GRANT DATE
                            OPTIONS/SARS     EMPLOYEES IN         BASE        EXPIRATION       PRESENT
NAME                         GRANTED(1)     FISCAL YEAR(2)    PRICE ($/SH)       DATE       VALUE($)(3)(4)
----                        ------------    --------------    ------------    ----------    --------------
Lawrence J. Toal..........    120,000            4.35%          $ 24.25        1/29/10        $1,990,440
Anthony R. Burriesci......     40,000            1.45             24.25        1/29/10           663,480
Richard A. Mirro..........     40,000            1.45            23.875        1/28/10           653,220
Peyton R. Patterson.......     30,000            1.09             24.25        1/29/10           497,610
Carlos R. Munoz...........     35,000            1.27             24.25        1/29/10           580,545

---------------
(1) The options shown become exercisable at a rate of one-third per year commencing one year from the date of the grant. All of the awards reflected in the table consisted of options with limited tandem SARs. The tandem SARs shown are only exercisable within the 60-day period following the occurrence of certain specified changes in ownership or control of Dime Bancorp or certain of its subsidiaries and are payable on the basis of the highest price paid for the Common Stock during the 90-day period ending on the day of the change in ownership or control.

(2) The percentage set forth in this column reflects the relationship between the number of options (with limited tandem SARs) granted to the named executive officer and the number of options (whether or not with limited tandem SARs) granted to all employees in the fiscal year.

(3) The estimated value shown, which was determined by application of the Black-Scholes option pricing model, was developed solely for purposes of comparative disclosure in accordance with the regulations of the Commission and does not necessarily reflect Dime Bancorp's view of the appropriate value or methodology for purposes of financial reporting. Use of this model should not be viewed in any way as a forecast of the future performance of the Common Stock, volatility or dividend policy. No adjustments have been made for forfeitures or non-transferability.

(4) The estimated present value of the options shown is based upon historical experience and for the options granted to each of the named executive officers, except Mr. Mirro, is $16.587 per share. The estimated present value of the options shown for Mr. Mirro is $16.330 per share. Volatility calculated over 180 trading days prior to the date of grant was: .59.

    Risk-Free Rate of Return, representing the interest rate on a United States Treasury security with a maturity date corresponding to the term of the options: 5.11%.

    Dividend Yield for each of the options granted is .786%.

    Time of Exercise for all options shown: 11 years.

     The following table sets forth information with respect to exercised options during 1999, as well as the aggregate number of unexercised options to purchase Common Stock granted in all years to the named executive officers and held by them as of December 31, 1999 and the value of unexercised in-the-money options (i.e., options that had a positive spread between the exercise price of such option and the fair market value of the Common Stock) as of December 31, 1999. Dime has not granted any freestanding SARs to the named executive officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                     NUMBER OF
                                                                    SECURITIES            VALUE OF
                                                                    UNDERLYING           UNEXERCISED
                                                                    UNEXERCISED         IN-THE-MONEY
                                                                  OPTIONS/SARS AT        OPTIONS AT
                                                                 DECEMBER 31, 1999    DECEMBER 31, 1999
                                        SHARES                   -----------------    -----------------
                                       ACQUIRED       VALUE        EXERCISABLE/         EXERCISABLE/
NAME                                  ON EXERCISE    REALIZED      UNEXERCISABLE        UNEXERCISABLE
----                                  -----------    --------    -----------------    -----------------
Lawrence J. Toal....................         0       $     0      448,658/209,200       $3,178,242/0
Anthony R. Burriesci................         0             0       72,233/ 94,467                0/0
Richard A. Mirro....................         0             0       66,733/ 64,467                0/0
Peyton R. Patterson.................     6,667        40,835       13,533/ 51,734                0/0
Carlos R. Munoz.....................    12,000        11,250       29,333/ 63,267           65,975/0

     The following table shows the estimated annual pension benefits payable to a covered member at normal retirement age (age 65) under the Retirement Plan of Dime Bancorp, Inc. and the Benefit Restoration Plan of The Dime Savings Bank of New York, FSB based on compensation covered under the plans and years of creditable service with Dime FSB or certain affiliates of Dime. The Benefit Restoration Plan provides benefits that would otherwise be denied a member because of certain limitations on benefits under the Retirement Plan imposed by the Internal Revenue Code.

                               PENSION PLAN TABLE

                                                    YEARS OF CREDITABLE SERVICE
                                      --------------------------------------------------------
REMUNERATION                          15 YEARS    20 YEARS    25 YEARS    30 YEARS    35 YEARS
------------                          --------    --------    --------    --------    --------
$ 125,000...........................  $ 32,813    $ 43,750    $ 54,688    $ 65,625    $ 75,000
   150,000..........................    39,375      52,500      65,625      78,750      90,000
   175,000..........................    45,938      61,250      76,563      91,875     105,000
   200,000..........................    52,500      70,000      87,500     105,000     120,000
   225,000..........................    59,063      78,750      98,438     118,125     135,000
   250,000..........................    65,625      87,500     109,375     131,250     150,000
   300,000..........................    78,750     105,000     131,250     157,500     180,000
   350,000..........................    91,875     122,500     153,125     183,750     210,000
   400,000..........................   105,000     140,000     175,000     210,000     240,000
   450,000..........................   118,125     157,500     196,875     236,250     270,000
   500,000..........................   131,250     175,000     218,750     262,500     300,000
   600,000..........................   157,500     210,000     262,500     315,000     360,000
   700,000..........................   183,750     245,000     306,250     367,500     420,000
   800,000..........................   210,000     280,000     350,000     420,000     480,000
   900,000..........................   236,250     315,000     393,750     472,500     540,000
 1,000,000..........................   262,500     350,000     437,500     525,000     600,000

     A member's compensation covered by the plans is the product of 12 times his or her average monthly compensation for the 36 consecutive months of service during which the member's compensation was the highest or, if the member's service is less than 36 months, then for the entire period of service. For these purposes, covered compensation for the named executive officers includes salary, but not bonus and other annual compensation, reported in the "Annual Compensation" columns of the Summary Compensation Table. The benefit levels set forth in the Pension Plan Table are based on the years of creditable service shown in the table, continued existence of the plans without material change, and payment of benefits in the form of a single life annuity (rather than in other available forms). The benefits listed in the Pension Plan Table are not subject to any reduction for Social Security contributions or benefits or any other offset (although certain minimum benefits provided under the plans with respect to certain prior service are subject to a deduction measured by Social Security benefits, or by an offset with respect to compensation earned that is not in excess of Social Security covered compensation). However, such benefits reflect the application of the maximum benefit limit under the plans of 60% of covered compensation.

     Dime also maintains the Dime Bancorp, Inc. Supplemental Executive Retirement Plan ("SERP"). The SERP provides for an annual benefit equal to a pension goal percentage (between 30% and 60%) multiplied by Average Compensation (as defined) payable over the life of each SERP participant after the participant's retirement at or after age 65 or, in certain instances, a reduced 50% or 100% joint and survivor annuity form of benefit. Additional forms of benefit, including 5-,10-, or 15-year-certain life annuities, are available, and the Compensation Committee can direct that an actuarially equivalent lump sum be paid at termination of service in lieu of an annuity. For these purposes, unless otherwise provided by the Compensation Committee within the SERP's parameters, Average Compensation is the highest average annual base salary and certain other taxable cash-based compensation (other than sign-on bonus or other amounts paid in connection with grants of rights to purchase restricted stock) earned over three consecutive years out of the participant's last ten years of employment (or such other period designated by the Compensation Committee), with incentive compensation deemed allocated and paid over the period over which it was earned. The SERP benefit is offset by other retirement benefits provided under qualified defined benefit plans of Dime Bancorp and Dime FSB (such as the Retirement Plan), as well as the Benefit Restoration Plan and other contractual benefits to the extent they relate to the benefits under a Dime qualified defined benefit plan. The SERP provides that benefits may commence, in a reduced amount, if the participant terminates service before age 65 but, unless the Compensation Committee directs otherwise, no earlier than age 55. The SERP also provides for a death benefit to be paid to a participant's surviving spouse or minor children in the event that the participant dies prior to the start of his or her benefits under the SERP. Death benefits will not commence to be paid until the month that the participant would have attained age 55 had he or she lived. Benefits under the SERP generally vest based on the period of employment by the participant, with partial vesting after five years, increasing to full vesting after ten years. The SERP counts service both before and during SERP participation for these purposes. Accelerated vesting applies in the event of certain terminations of employment after a change in control (as defined) and the Compensation Committee can alter the vesting schedule (but with limits on such alteration rights upon a change in control). Except with respect to vesting rights, and except to the extent that compensation considered under the SERP may increase over a period of time, the SERP benefit does not increase based on years of service.

     Mr. Toal's SERP goal was set at 60% by amendment of his employment agreement effective as of October 22, 1999. As of December 31, 1999, therefore, Mr. Toal had accrued a SERP benefit (which will be offset by his Retirement Plan and related Benefit Restoration Plan benefits), commencing at age 65 in the form of a single life annuity, of approximately $1,070,000. Mr. Toal was then 80% vested in that benefit.

     Mr. Burriesci has a SERP goal that has been set at 50%. Under Mr. Burriesci's employment agreement, he is also provided with a benefit based on a doubling of Retirement Plan and related Benefit Restoration Plan accruals (offset by actual Retirement Plan and related Benefit Restoration Plan benefits) during the first ten years of his employment, with that benefit vesting after three years. Those benefits (in which Mr. Burriesci is not yet vested) will act as an offset of Mr. Burriesci's SERP benefit. Based on compensation earned through December 31, 1999, Mr. Burriesci's SERP benefit, which will be offset by Retirement Plan and related Benefit Restoration Plan benefits, as well as the additional contractual benefit described above, commencing at age 65 in the form of a single life annuity, is approximately $404,321. Mr. Burriesci has not yet vested in that benefit.

     Each of Messrs. Mirro and Munoz and Ms. Patterson has a SERP goal that has been set at 50%. Based on compensation earned through December 31, 1999, the SERP benefit (which will be offset by Retirement Plan and related Benefit Restoration Plan benefits) accrued, commencing at age 65 in the form of a single life annuity, by Mr. Mirro is approximately $400,000, by Mr. Munoz is approximately $268,333 and by Ms. Patterson is approximately $249,791. As of December 31, 1999, none of these officers was vested in their respective SERP benefits.

     The respective completed years of creditable service under the Retirement Plan and, as appropriate, the Benefit Restoration Plan and the years of service for vesting in SERP benefits as of December 31, 1999 for each of the named executive officers is as follows: Lawrence J. Toal, eight years; Anthony R. Burriesci, two years; Richard A. Mirro, three years; Peyton R. Patterson, three years; and Carlos R. Munoz, four years.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Dime FSB has employment agreements with each of Messrs. Toal, Burriesci, Mirro and Munoz, as well as with Ms. Patterson.

     Agreement with Mr. Toal. Effective as of October 22, 1999, the employment agreement, dated January 30, 1998, between Dime FSB and Mr. Toal was amended. The current term of Mr. Toal's agreement extends to December 31, 2002. Dime Bancorp is jointly and severally liable for the obligations of Dime FSB under Mr. Toal's agreement.

     Mr. Toal's agreement provides that he will serve, throughout its term, as Chief Executive Officer and Chairman of the Board of each of Dime Bancorp and Dime FSB. Under his agreement, Mr. Toal received a base salary of $825,000 in 1999, which may be subsequently increased (but not decreased) by the Board of Directors. For 2000, Mr. Toal's base salary has been increased to $900,000. (Mr. Toal also will be eligible to participate in an annual cash bonus program (with a target bonus opportunity of at least 50% of his base salary) and long-term incentive program and is provided with certain perquisites such as financial planning benefits, club memberships and a car and driver.

     Under his agreement, Mr. Toal also participates in the SERP, with a pension goal of not less than 60% based on average compensation and vesting over ten years of service. (Mr. Toal's SERP benefit is described in more detail above.) However, pursuant to the agreement, Mr. Toal will be fully vested in his SERP benefit in the event of a termination of his employment (other than for cause) in connection with a change in control (as described below) that otherwise would trigger a right to change in control-related benefits. In the event of any other involuntary termination of Mr. Toal's employment (other than for cause), Mr. Toal will receive service credit for SERP vesting purposes as if he had remained in employment until the end of the term of his agreement then in effect. In addition, when applying the average compensation definition under the SERP, in the event of any termination of Mr. Toal's employment that would trigger a right to change in control-related benefits, or any other involuntary termination of Mr. Toal's employment (other than for cause), average compensation will be determined as if Mr. Toal had continued service throughout the then applicable term of his agreement and earned an assumed annual bonus based upon a formula set forth in that agreement. Mr. Toal's agreement also provides that if, at or after age 65, the amounts payable to him under the SERP and other defined benefit plans of Dime Bancorp and affiliates, when stated in the form of a single life annuity, do not equal at least $1,235,000, he will be entitled, upon retirement, to additional payments so that his total retirement benefit, expressed as a single life annuity, at or after age 65, will not be less than that amount.

     In the event of Mr. Toal's disability, his agreement provides that Mr. Toal will receive a sum equal to his annual salary in the first year of such disability and a sum equal to 75% of his annual salary for each year thereafter throughout the duration of the disability up to age 65, with continued life, medical, and dental coverage for the same period.

     If Mr. Toal's employment is terminated by Dime FSB (other than for cause), Mr. Toal will receive a lump sum payment equal to two times his annual salary, as well as continuation, until the later to occur of the 18-month anniversary of the date of termination or the end of the remaining term of his agreement at the effective date of termination, of life, medical and dental insurance coverage, subject to certain conditions. If Mr. Toal voluntarily terminates his employment (except as provided below), generally no additional benefits will be provided to him. Similarly, in general, no continuing benefits are otherwise to be provided to Mr. Toal upon the expiration of the term of his agreement on his 65th birthday, other than the SERP, the Key Executive Life Insurance/Death Benefit Plan described below, and other retiree benefits otherwise payable to him.

     Mr. Toal's agreement also provides for specified benefits following a "change in control." For these purposes, a "change in control" is generally defined to include (1) the acquisition of more than 35% of the voting power of Dime Bancorp by any person, entity or group; (2) if the individuals who were members of the Board of Directors on July 24, 1997, and others whose appointment or nomination was recommended by a vote of 2/3 of the directors in office on July 24, 1997 (or by other directors who themselves previously satisfied this requirement), cease to constitute a majority of the Board; (3) a merger or consolidation of Dime Bancorp or any direct or indirect subsidiary of Dime Bancorp unless Dime Bancorp voting securities outstanding before the event continue to represent (in combination with securities held under an employee benefit plan of Dime Bancorp or any subsidiary) at least 65% of the outstanding voting securities of the surviving entity after the merger or consolidation, or unless the merger or consolidation was effected solely to implement a recapitalization of Dime Bancorp or Dime FSB where no person, entity or group becomes the owner of 35% or more of the voting securities of Dime Bancorp or Dime FSB; (4) the execution of a binding agreement for one of the events described in (1) or (3) (unless abandoned); and (5) certain sales of substantially all of Dime Bancorp's consolidated assets, as well as certain other circumstances specified in Mr. Toal's agreement.

     If following a change in control Mr. Toal's employment is involuntarily terminated (other than for cause) during the term of his agreement in effect at the time of the change in control, or if Mr. Toal terminates his employment during such term after (a) he has not been re-elected to the positions set forth above (or, if Dime Bancorp or Dime FSB is not the surviving ultimate parent entity in the transaction giving rise to the change in control, elected as chief executive officer of the ultimate parent entity), (b) there has been a notice of non-renewal of Mr. Toal's agreement other than for cause, or (c) there is a material change in Mr. Toal's functions, duties, or responsibilities to a level of lesser responsibility, importance, or scope, Mr. Toal will be entitled to the SERP enhancement described above, as well as other benefits. These additional benefits include a lump sum equal to three times his "Annual Compensation," as well as (to the extent permissible under the underlying plan) continued exercisability of all vested stock options as if there had not been a termination of employment (including options that vest upon Mr. Toal's retirement), and continued disability, medical, and dental insurance coverage for Mr. Toal and his spouse for the remainder of their lives, subject to certain conditions. For these purposes, "Annual Compensation" at any time means the sum of his annual salary plus an assumed annual bonus based upon a formula set forth in Mr. Toal's agreement.

     Agreement with Mr. Burriesci. Effective as of January 30, 1998, Dime FSB entered into an employment agreement with Mr. Burriesci, which also replaced a previous agreement. The term of Mr. Burriesci's agreement extends to March 1, 2003, with automatic renewal applying each March 1st, absent earlier non-renewal. Dime Bancorp is jointly and severally liable for the obligations of Dime FSB under Mr. Burriesci's agreement.

     Mr. Burriesci's agreement provides that he will serve as Chief Financial Officer of Dime Bancorp and Dime FSB, and provides an annual salary during the period of the agreement ending July 1, 2000, at the rate of $375,000. This annual salary is subject to periodic review and possible increase, or up to a 25% decrease (but not below the level set forth above). Under an Agreement Regarding Initial Employment Terms effective as of July 1, 1997, Mr. Burriesci effectively had a minimum target cash incentive opportunity for 1999 of 50% of base pay as in effect on December 31, 1999. Mr. Burriesci's initial terms agreement also provides for a promise of long-term incentive awards in the form of options with a value of at least 75% of base pay for each of 1999 and 2000, to the extent approved by the Compensation Committee, and provides for certain perquisites.

     Pursuant to the terms of his employment agreement, Mr. Burriesci also participates in the SERP, with a pension goal of not less than 50% of average SERP-covered compensation (as more fully described above). Mr. Burriesci's agreement also provides for a benefit based upon a doubling of Retirement Plan and related Benefit Restoration Plan accruals (offset by actual Retirement Plan accruals) during the first ten years of his employment, with vesting of that benefit after three years. This benefit will act as an offset of Mr. Burriesci's SERP benefit, if one is payable.

     In the event of Mr. Burriesci's permanent disability, Dime FSB will pay Mr. Burriesci his annual salary for up to one year, less the maximum benefit available under Dime insurance coverage, and will generally continue to provide certain benefits for the remaining term of Mr. Burriesci's agreement then in effect. If Mr. Burriesci's employment is terminated without cause, Dime FSB will continue to pay him his annual salary (as in effect at the termination date) for 18 months, as well as generally continue certain benefits for the same period. Under Mr. Burriesci's Agreement Regarding Initial Employment Terms, Mr. Burriesci will also have full vesting of the restricted stock and options granted in connection with the commencement of his employment if his employment is involuntarily terminated other than for cause.

     Mr. Burriesci's agreement also provides for enhanced severance benefits (in lieu of the termination benefits described above) following a change in control (defined in the same manner as under Mr. Toal's agreement). If, after a covered change in control, Mr. Burriesci's employment is terminated by Dime FSB (other than for cause), or if Mr. Burriesci terminates his employment during the term in effect at the time of the change in control after a decrease in his annual salary (to a level below that which applied before the change in control) or a material downgrading of his duties or responsibilities from those in effect immediately prior to the change in control, the enhanced benefits will be payable. In either of those events, Mr. Burriesci is to be entitled to (i) payment equal to three times the sum of his annual salary and target cash incentives for which Mr. Burriesci was eligible (for the year in question) immediately before the termination, and (ii) continuation of all life, disability, medical and dental insurance coverage for the remaining term of his agreement at the time of the termination, subject to certain conditions. Mr. Burriesci's agreement also includes a provision for continued exercisability of all vested options for the remainder of their terms and continued vesting and exercisability of all non-vested options as if there had not been a termination of service upon a change in control (to the extent permitted by the relevant plan under which the options were granted). In the event of a termination of service triggering change in control benefits, Mr. Burriesci will also fully vest in his SERP benefit and be eligible for a payment to make up any amount forfeited under any qualified defined contribution plan of Dime Bancorp and the related provisions of the Benefit Restoration Plan.

     Agreement with Mr. Mirro. Effective as of December 21, 1998, Dime FSB entered into an employment agreement with Mr. Mirro, which replaced a previous agreement. The term of Mr. Mirro's agreement currently extends to March 1, 2003, with automatic renewal applying each March 1st, absent earlier non-renewal.

     Mr. Mirro's agreement provides that he will serve as Chief Executive Officer of Dime Savings' mortgage banking subsidiary, NAMC, with his salary as Chief Executive Officer of NAMC at a minimum rate of $375,000 subject to periodic review and possible increase, or up to a 25% decrease.

     Pursuant to the terms of his employment agreement, Mr. Mirro also participates in the SERP, with a pension goal of not less than 50% of average SERP-covered compensation (as more fully described above). In the event of Mr. Mirro's permanent disability, Dime FSB will pay Mr. Mirro his annual salary for up to one year, less the maximum benefit available under Dime insurance coverage, and will generally continue to provide certain benefits for the remaining term of Mr. Mirro's agreement then in effect.

     If Mr. Mirro's employment is terminated without cause, Dime FSB will continue to pay Mr. Mirro his annual salary (as in effect at the termination date) plus his target bonus amount (as in effect for the year of the termination) for two years, as well as generally continue certain benefits for the same period. In such circumstance, Mr. Mirro's stock options and restricted stock will also fully vest. If Mr. Mirro's principal place of employment is moved more than 75 miles from Tampa, Florida, he has the right, for a 30-day period, to treat such relocation as a termination by Dime FSB without cause, entitling him to these termination benefits. He also has a right to these termination benefits if his agreement is not renewed, if, within 30 days of his receipt of notice of non-renewal, he elects to treat the non-renewal as an involuntary termination.

     Mr. Mirro's agreement also provides for enhanced severance benefits (generally in lieu of the termination benefits described above) in certain circumstances following a change in control (defined in the same manner as under Mr. Toal's agreement). If, after a covered change in control, Mr. Mirro's employment is terminated by Mr. Mirro during the term of his agreement in effect at the time of the change in control after a decrease in his annual salary (to a level below that which applied before the change in control) or a material downgrading of his duties or responsibilities from those in effect immediately prior to the change in control, the enhanced severance benefits will be payable. The enhanced severance benefits will also be payable if Mr. Mirro terminates his employment for any reason during the 90-day period starting six months after certain change in control events, provided that Mr. Mirro gives notice of his intent to so terminate within 30-days after the change in control. (The period between Mr. Mirro's notice and the termination date is referred to as the notice period.) If Dime FSB involuntarily terminates Mr. Mirro's employment within the notice period described above (including the providing of a notice of non-renewal of Mr. Mirro's agreement) by any means other than at the direction of Mr. Toal in his capacity as Chairman of the Board of Directors, Chief Executive Officer or President of Dime FSB (but other than for cause), or even if by Mr. Toal in such capacity but for reasons other than Mr. Mirro's performance (other than for cause), the enhanced severance benefits will be payable. If Dime FSB involuntarily terminates Mr. Mirro's employment other than during the notice period but during the remaining term of his agreement in effect at the time of the change in control, for any reason (other than for cause), and by any permitted means (including the providing of a notice of non-renewal of Mr. Mirro's agreement), the enhanced severance benefits will be payable.

     Where the enhanced severance benefits are payable, they will include (i) payment equal to three times the sum or Mr. Mirro's annual salary and target cash incentives for which Mr. Mirro was eligible (for the year in question) immediately before the termination, and (ii) continuation of life, disability, medical and dental insurance coverage for the remaining term of his agreement at the time of the termination, subject to certain conditions. Mr. Mirro's agreement also includes a provision for exercisability of all vested options for the remainder of their terms and continued vesting (to the extent not otherwise subject to accelerated vesting) and exercisability of all non-vested options as if there had not been a termination of service upon a change in control (to the extent permitted by the relevant plan under which the options were granted). In the event of a termination of service triggering change in control benefits, Mr. Mirro will be eligible for a payment to make up any amount forfeited under Dime Bancorp's Retirement 401(k) Plan and the related provisions of the Benefit Restoration Plan. If Mr. Mirro is involuntarily terminated within the term in effect at the time of a change in control, or if he terminates his employment after a material downgrading of his duties or responsibilities from those in effect immediately prior to the change in control or a reduction in his salary, he will fully vest in his SERP benefits. If he otherwise voluntarily terminates his employment in a manner making him eligible for the enhanced severance benefits, he will be entitled to a benefit calculated as if he were fully vested in Dime FSB's defined benefit pension plan and the related provisions of the Benefit Restoration Plan (but which benefit would constitute an offset of any other SERP benefits that may be payable to him).

     If Mr. Mirro provides notice of his intent to terminate his employment within 30 days after a change in control, with that termination to take effect during the 90-day period starting six months after the change in control (with the period between Mr. Mirro's notice and his announced termination date referred to again as the notice period), and Dime FSB terminates Mr. Mirro's employment during the notice period by action of Mr. Toal in his capacity as Chairman of the Board, Chief Executive Officer or President of Dime FSB, for reasons of Mr. Mirro's performance (but not constituting termination for cause), Mr. Mirro will be entitled to all of the enhanced severance benefits that otherwise apply in the event of an involuntary termination after a change in control as described above, except that instead of receiving a payment equal to three times the sum of his annual salary and target cash incentives for which he was eligible (for the year in question) immediately before the termination, the payment will be equal to two times such sum.

     Other Agreements. Mr. Munoz and Ms. Patterson are each party to an employment agreement with Dime FSB, with a current term until March 1, 2003. Each agreement was entered into as of January 30, 1998 and replaced an earlier agreement. Each agreement provides for automatic renewal each March 1st, absent earlier non-renewal.

     Each of the employment agreements with Mr. Munoz and Ms. Patterson provides for an annual salary that is subject to periodic review and possible increase or up to a 25% decrease. If the individual becomes permanently disabled and his employment agreement is terminated by Dime FSB for that reason, Dime FSB will pay the individual his or her annual salary for up to one year, less the maximum benefit available under Dime's disability insurance coverage and will generally continue to provide certain benefits for the remaining term in effect.

     Each of these employment agreements provides for SERP participation, with a pension goal of not less than 50% of average SERP-covered compensation. Additionally, these employment agreements provide that, if Dime FSB terminates the individual's employment without cause, he or she is generally entitled to a continuation of salary and certain benefits for a period of between six and 18 months, depending on his or her length of employment and his or her age at the time of termination.

     Each of the employment agreements with Mr. Munoz and Ms. Patterson provides for certain severance payments and benefits following a change in control of Dime FSB if the employment agreement is terminated by (a) Dime FSB without cause or (b) the individual during the term in effect at the time of the change in control after a decrease in his or her annual salary or a material downgrading in duties or responsibilities. For these purposes, a change in control is defined in the same manner as under Mr. Toal's agreement. The benefits to be provided to each of these individuals in such events will be (i) payment equal to three times the sum of his or her annual salary and target cash incentives for which he or she was eligible immediately before the termination, and (ii) continuation of all life, disability, medical, and dental insurance coverage for the remaining term of the employment agreement at the time of the termination (as long as continued contributions are made by the employee). These agreements also include a provision for continued exercisability of all vested stock options for the remainder of their terms and continued vesting and exercisability of all non-vested stock options as if there had not been a termination of service upon a change in control (to the extent permitted by the relevant plan under which the options were granted). These agreements additionally include a provision for full vesting of SERP benefits, and a payment to make up any amount forfeited under any qualified defined contribution plan of Dime Bancorp and the related provisions of the Benefit Restoration Plan, in the event of a termination of service triggering change in control benefits.

     Ms. Patterson is also party to an Agreement Regarding Initial Employment Terms, dated June 11, 1996, that provides for a promise of long-term incentive awards equal in value to 60% of base pay, to the extent approved by the Compensation Committee, and provides for certain perquisites.

     Miscellaneous. Each of the employment agreements for Messrs. Toal, Burriesci, Mirro and Munoz, and for Ms, Patterson, provides that, if the amounts become payable other than as a result of events following a change in control, and if those amounts would be deemed to constitute parachute payments within the meaning of Section 280G of the Internal Revenue Code that would, when added to other similar amounts, result in an excise tax under Section 4999 of the Internal Revenue Code, they will be reduced to avoid the imposition of such excise tax. However, the SERP benefit described above will not be so reduced. In the event of a change in control, or in the absence of a change in control, in the event that the SERP benefit results in the imposition of such an excise tax (but after the reduction of other benefits, as described above), Dime FSB will make an additional payment or payments so as to provide the executive with the benefits he or she would have received in the absence of such tax. Dime FSB will not be entitled to a federal income tax deduction for any "excess parachute payments," including any additional amounts paid pursuant to the "gross-up" provisions of the respective employment agreements with regard to such taxes.

     Each of the foregoing employment agreements includes provisions conditioning payments thereunder on compliance with statutory and regulatory restrictions.

     Each of Messrs. Toal, Burriesci, Mirro, and Munoz and Ms. Patterson participates in the Key Executive Life Insurance/Death Benefit Plan of Dime FSB (the "Key Life Plan"), which provides life insurance coverage during their employment generally up to six times the sum of the named executive officer's base salary plus target incentive amounts for the preceding year, for which the participant pays a scheduled premium. If the participant terminates employment when eligible to "Retire" (for these purposes, when the participant retires under the Retirement Plan or otherwise after attaining age 55 and completing 5 years of service), the life insurance coverage converts into the right to a death benefit in the same amount for each of the named executive officers, with no additional contributions required by the participant. If the participant terminates employment before he or she is eligible to Retire, the participant may continue life insurance coverage until age 65 by paying the required premiums and, at that age, can convert to such death benefit, to the extent such benefit has otherwise vested. Vesting in the death benefit depends on service with Dime as a participant in the Key Life Plan, with graded vesting over ten years and full vesting upon retirement under the Retirement Plan or otherwise after attaining age 55 and completing 5 years of service. Full vesting in the death benefit also applies for certain participants (including all of the named executive officers) in the event of certain "change in control" events, as defined in the Key Life Plan, with other change in control events resulting in full vesting only if the participant's service terminates involuntarily or after a reduction in salary or a material downgrading in duties or responsibilities. For Mr. Toal, full vesting occurred in connection with the Anchor Merger.

     In addition to the severance payments and benefits described above, awards of stock options, restricted stock, and certain other stock-based awards to Dime employees, including the named executive officers, will generally vest upon a change in control of Dime.

DIRECTOR COMPENSATION

     During 1999, outside directors were paid an annual retainer fee of $30,000. Outside directors were entitled to receive a fee of $1,500 for each board meeting of Dime FSB or Dime Bancorp attended in person, $1,200 for each committee meeting attended in person and $1,000 for each board or committee meeting attended by telephone conference. However, whenever concurrent or consecutive meetings were held by both Dime Bancorp and Dime FSB, each director waived the fees with respect to one of those entities. Additionally, the Chairperson of each of Dime's standing committees receives an annual fee of $4,000.

     Outside directors may choose to defer all or a portion of their cash compensation pursuant to a Deferred Compensation Plan. If an outside director defers his or her compensation, it will be payable at a later date (generally not less than three years after the year in which it would otherwise have been payable and not later than the later of the calendar quarter in which the director attains age 75 or the fourth quarter after the termination of service of the director) and, at that time, may be paid (pursuant to the director's election) in a lump sum, in installments, or converted to an annuity form. Payments may also be made in the event of certain changes in control or upon certain circumstances of financial hardship. (Different payout rules apply with respect to the payment of amounts deferred prior to August 1994.) During the period of the deferral, amounts deferred are credited with earnings based upon the director's election from among several different deemed investments, which currently include phantom units of Common Stock.

     In addition, Dime has maintained a Retainer Continuation Plan for its outside directors since 1988. Under the Retainer Continuation Plan, a participating outside director is entitled to receive an annual benefit, payable for life commencing when the director ceases to serve on the Board, equal to the basic annual retainer paid to outside directors for the last calendar year in which he or she served on the Board. The amount of this benefit will be adjusted actuarially if a payment option other than a single-life annuity is chosen, and if the director's death were to occur before benefit payments have begun, his or her beneficiary will be paid a benefit that is the actuarial equivalent of the benefit that would have been payable to the director. The total benefit to be payable to a director under the Retainer Continuation Plan will not be less, in the aggregate, than the present value of the director's benefit based on the amount accrued as of January 1, 1997 as described below. This plan was amended in 1996 and, as a result, is no longer open to new directors. The only current outside director participating in the Retainer Continuation Plan is Mrs. Kopp.

     Each of the other then current outside directors, who elected, pursuant to the 1996 amendment, to have a lump sum amount that was determined to reflect the present value of their benefit under that plan accrued as of January 1, 1997, as well as a 3.5% inflation factor, credited to, and payable as a fully vested benefit under, the director Deferred Compensation Plan, will no longer receive any benefits under the Retainer Continuation Plan. The amount credited to the Deferred Compensation Plan for the outside director was required to be deemed invested in phantom units of Dime's common stock until the earlier of the director's attaining age 73 or the second anniversary of the transfer. For purposes of the initial deemed investment in phantom stock, the value of the stock was based on the average closing price of Dime's common stock during each trading day in the 12-month period preceding the date of the initial phantom stock investment. A similar average value based on closing prices of Dime's common stock during the preceding 12-month period will apply when determining the value of the phantom stock the first time a director directs that the amounts that were credited as a result of this transfer from the Retainer Continuation Plan are no longer to be deemed invested in phantom stock. A special valuation will also apply in the event of a change in control of Dime. Payment of the credited amounts (and earnings thereon) can be made in a lump sum, in installments, or in the form of an annuity and will commence at the end of the quarter following the director's termination of service, unless the director elects a different commencement date. However, the benefit commencement date could not be any earlier than the first date that the director was otherwise permitted to direct the deemed investment of the transferred amount out of phantom stock.

     Under the Dime Bancorp, Inc. 1997 Stock Incentive Plan for Outside Directors, awards of options to purchase shares of Common Stock, SARs, rights to purchase shares of restricted stock, or deferred stock may be made to outside directors of the board of directors of Dime Bancorp or an eligible subsidiary of Dime Bancorp. As of January 31, 2000, there are 15 outside directors of Dime Bancorp eligible to participate in this plan. During 1999, the outside directors were each awarded the right to purchase 1,000 shares of restricted stock at a price of $.01 per share under this plan.

     During 1999, in connection with his services as Chairman Emeritus of Dime Bancorp, Mr. Large received a retainer fee and meeting fees under the same terms as other outside directors plus a consulting fee of $8,334 per month. This consulting arrangement is reviewed periodically and may be adjusted as warranted in light of the time commitment required of Mr. Large in connection with the performance of the requested duties. Mr. Large's consulting services as Chairman Emeritus include significant time related to the conduct of Dime's "goodwill" litigation against the federal government (as described in Item 3, "Legal Proceedings"), as well as such other tasks as may reasonably be requested from time to time by the Chief Executive Officer of Dime Bancorp.

     During 1999, in connection with his services as Chief Executive Officer of NAMC through June 30, 1999, Mr. Koons received compensation in the amount of $200,000. Thereafter, as Senior Executive Advisor to NAMC, Mr. Koons received compensation in the amount of $125,000, pursuant to the terms of his employment agreement, which was effective as of December 15, 1998. The term of Mr. Koons' agreement extends until June 30, 2002.

     Mr. Koons' agreement provides that he would serve as an Executive Vice President of Dime Bancorp and Dime FSB and as Chief Executive Officer of NAMC through at least June 30, 1999. His agreement also provides that he will continue as an employee of Dime FSB after he ceases serving as Chief Executive Officer of NAMC, through the end of the term of his agreement.

     Under his agreement, Mr. Koons was required to devote substantially all of his business time to his duties under the agreement through June 30, 1999. Since that date, Mr. Koons has been required to devote a lesser amount of time to his duties under the agreement and is permitted to engage in certain other non-competitive activities. Mr. Koons' agreement provides for annualized salary at a rate of $375,000 for the period ending June 30, 1999. For the period from July 1, 1999 through June 30, 2000, Mr. Koons' agreement provides for a salary at the rate of $250,000, and for each of the 12-month periods thereafter for a salary at the rate of $175,000, in each case subject to increase on a per diem basis if Mr. Koons works for more than an agreed upon minimum number of days in each such period.

     Pursuant to the terms of his agreement, Mr. Koons also participates in the SERP, with a pension goal of not less than 50%, and other terms as specified in his SERP grant (described above). Mr. Koons is also provided with supplemental benefits to the extent he is otherwise unable, on account of his employment status, to participate in the Retirement Plan and the Benefit Restoration Plan (with such benefits acting as an offset of his SERP benefit) and a supplemental payment to the extent he is otherwise unable, on account of such status, to participate in Dime Bancorp's qualified defined contribution plan and the related provisions of the Benefit Restoration Plan.

     In the event of Mr. Koons' permanent disability, Dime FSB will pay Mr. Koons his annual salary for up to one year, less the maximum benefit available under the Dime FSB disability insurance coverage, and will generally continue to provide certain benefits for the remaining term of the agreement. If Mr. Koons' employment is terminated without cause, Dime FSB will pay him a lump sum equal to his aggregate salary payable for the remaining term of Mr. Koons' agreement (assuming he works the minimum number of agreed-upon days set forth in his agreement), as well as generally continue certain benefits for such remaining term. Mr. Koons has the right under the agreement to treat any relocation of his principal place of business more than 75 miles from Tampa, Florida as a termination without cause, if he makes an election to so treat it within 30 days of the relocation. Under Mr. Koons' agreement, to the extent permitted by the relevant plan, upon an involuntary termination of Mr. Koons' employment (other than for cause), or a termination upon a relocation treated (by Mr. Koons' election) as an involuntary termination without cause, grants of options and restricted stock previously made to Mr. Koons generally will vest (and, with respect to options, become exercisable). Upon an involuntary termination without cause, to the extent permitted, options will remain exercisable by Mr. Koons for their remaining terms. (An Agreement Regarding Initial Employment Terms with Mr. Koons dated December 2, 1996 provides for exercisability for the full remaining term, to the extent vested, of the options therein promised (with a value of 60% of his base pay) for grant during the first two years of his employment in the event of any termination of his employment other than for cause.)

     Mr. Koons' agreement provides for enhanced severance benefits following a change in control (defined in the same manner as under Mr. Toal's agreement). Those benefits will be payable if, after a covered change in control, Mr. Koons' employment is terminated by Dime FSB (other than for cause), or if Mr. Koons terminates his employment during the term in effect at the time of the change in control after a decrease in his annual salary (not otherwise contemplated by his agreement) or a material downgrading of his duties or responsibilities from those contemplated under Mr. Koons' agreement. In either of those events, Mr. Koons is to be entitled to payment equal to three times his annual salary (assuming for these purposes that he works the minimum number of agreed upon full-time equivalent days during any of the periods set forth in Mr. Koons' agreement), and continuation of all life, disability, medical and dental insurance coverage for the remaining term of his agreement, subject to certain conditions. Mr. Koons' agreement also would then provide for continued exercisability of all vested options for the remainder of their terms, and immediate vesting and continued exercisability of all restricted stock and non-vested options held by Mr. Koons, as if there had not been such a termination of service upon the change in control (to the extent permitted by the relevant plan under which the options were granted). In the event of a termination of service triggering change in control benefits, Mr. Koons will also fully vest in his SERP benefit and be eligible for a payment to make up any amount forfeited under Dime's 401(k) plan or any other qualified defined contribution plan of Dime Bancorp and the related provisions of the Benefit Restoration Plan.

COMPARISON OF FIVE-YEAR RETURN TO STOCKHOLDERS

     Set forth below is a line-graph presentation comparing, for the period commencing on the market close on December 31, 1994 through and including December 31, 1999, the yearly percentage change in Dime's cumulative total stockholder return with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the S&P Financial Index.(1)

                      [Total Return Performance Chart]

                                                   DIME BANCORP, INC.                S&P 500               S&P FINANCIAL INDEX
                                                   ------------------                -------               -------------------
Dec 94                                                   100.00                      100.00                      100.00
Dec 95                                                   150.00                      137.58                      143.72
Dec 96                                                   190.32                      169.03                      189.49
Dec 97                                                   392.69                      225.44                      275.49
Dec 98                                                   343.09                      289.79                      301.88
Dec 99                                                   199.89                      350.78                      308.49

---------------

(1) Assumes $100 invested on December 31, 1994 in each of the Common Stock, the S&P 500 Stock Index, and the S&P Financial Index. Total return assumes reinvestment of dividends and other distributions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 20, 2000 (except as noted below) as to Common Stock owned by (a) each of Dime Bancorp's current directors, (b) each of the named executive officers, (c) all of Dime Bancorp's directors and executive officers as a group, and (d) each person who, to Dime's knowledge, beneficially owned more than 5% of the outstanding Common Stock at December 31, 1999.

                                                                   SHARES OF        PERCENT OF
                                                                  COMMON STOCK      OUTSTANDING
                                                                  BENEFICIALLY        COMMON
NAME OF BENEFICIAL OWNER (AND ADDRESS OF OWNERS OF MORE THAN 5%)    OWNED(1)           STOCK
----------------------------------------------------------------  ------------      -----------
Lawrence J. Toal..............................................       912,384(2)           *
Derrick D. Cephas.............................................        11,000(3)           *
Frederick C. Chen.............................................        21,860              *
J. Barclay Collins II.........................................         9,000              *
Richard W. Dalrymple..........................................        18,549(4)           *
James F. Fulton...............................................        13,162(5)           *
Sally Hernandez-Pinero........................................         6,100              *
Fred B. Koons.................................................       114,359(4)           *
Virginia M. Kopp..............................................        15,245(6)           *
James M. Large, Jr............................................       407,276              *
John Morning..................................................         7,905              *
Margaret Osmer-McQuade........................................        28,738(7)           *
Paul A. Qualben...............................................        30,006              *
Eugene G. Schulz, Jr..........................................        17,158              *
Howard Smith..................................................        58,000              *
Norman R. Smith...............................................         9,000              *
Ira T. Wender.................................................        25,875              *
Anthony R. Burriesci..........................................       218,786              *
Richard A. Mirro..............................................       181,981(4)           *
Carlos R. Munoz...............................................       106,482              *
Peyton R. Patterson...........................................       105,432              *
All directors and executive officers as a group (24 persons)...    2,823,225(4)        2.54%
J.P. Morgan & Co. Incorporated................................     7,058,056(8)        6.37%
  60 Wall Street
  New York, NY 10260
Wellington Management Company, LLP............................     6,951,800(9)        6.13%
  75 State Street
  Boston, MA 02109
Vanguard Windsor Funds........................................     6,859,200(10)       6.04%
  c/o Wellington Management Company, LLP
  75 State Street
  Boston, MA 02109

---------------
  *  Less than 1%.

 (1) The directors, executive officers, and group named in the table above have sole or shared voting power or investment power with respect to the shares listed in the table. Certain of such shares are restricted stock that may be subject to repurchase by Dime Bancorp under certain circumstances. The share amounts listed include shares of Common Stock that the following persons have the right to acquire within 60 days from March 20, 2000:
     Lawrence J. Toal, 546,258; each of Derrick D. Cephas, Frederick C. Chen, James F. Fulton, Sally Hernandez-Pinero, Virginia M. Kopp, John Morning, Margaret Osmer-McQuade, Paul A. Qualben, and Ira T. Wender, 1,000; each of
     J. Barclay Collins II, Richard W. Dalrymple, Eugene G. Schulz, Jr., Howard Smith, and Norman R. Smith, 4,000; James M.

     Large, Jr., 256,334; Fred B. Koons, 62,799; Anthony R. Burriesci, 127,799; Richard A. Mirro, 92,299; Carlos R. Munoz, 58,132; Peyton R. Patterson, 37,067; and all current directors and executive officers as a group, 1,495,587.

 (2) Includes 334 shares held by Mr. Toal's spouse, as to which he disclaims beneficial ownership.

 (3) Includes an aggregate of 2,000 shares owned by or in trust for Mr. Cephas' children, as to which he disclaims beneficial ownership.

 (4) Includes shares held by the Trustee of Dime's 401(k) plan with respect to the account of the individual or certain members of the group based on reports dated as of December 31, 1999.

 (5) Includes an aggregate of 832 shares owned by or in trust for Mr. Fulton's spouse, as to which he disclaims beneficial ownership.

 (6) Includes an aggregate of 3,000 shares owned by or in trust for Mrs. Kopp's spouse, as to which she disclaims beneficial ownership.

 (7) Includes 7,000 shares owned in trust for Ms. Osmer-McQuade's spouse, as to which she disclaims beneficial ownership.

 (8) The information as to J.P. Morgan & Co. Incorporated ("J.P. Morgan") is derived from a Schedule 13G, filed by J.P. Morgan on February 10, 2000, which states that, as of December 31, 1999, J.P. Morgan, directly or through certain of its subsidiaries, including Morgan Guaranty Trust Company of New York, J.P. Morgan Investment Management, Inc., J.P. Morgan Florida Federal Savings Bank and Morgan Tokyo Bank, had sole voting power with regard to 4,448,620 of the shares indicated above, shared voting power with regard to none of such shares, sole dispositive power with regard to 6,901,456 of such shares, and shared dispositive power with regard to none of such shares.

 (9) The information as to Wellington Management Company, LLP ("Wellington") is derived from a Schedule 13G, filed by Wellington on February 11, 2000, which states that, as of December 31, 1999, Wellington, directly or through its subsidiary, Wellington Trust Company, NA, had sole voting power with regard to none of the shares indicated above, shared voting power with regard to 2,600 of such shares, sole dispositive power with regard to none of such shares, and shared dispositive power with regard to 6,951,800 of such shares. The 6,951,800 shares beneficially held by Wellington includes 6,859,200 shares beneficially held by Vanguard Windsor Funds (see note (10) below).

(10) The information as to Vanguard Windsor Funds ("Vanguard") is derived from a
     Schedule 13G, filed by Vanguard on February 8, 2000, which states that, as of December 31, 1999, Vanguard had sole voting power with regard to 6,859,200 of the shares indicated above, shared voting power with regard to none of such shares, sole dispositive power with regard to none of such shares, and shared dispositive power with regard to 6,859,200 of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     Ira T. Wender, a director, is the sole owner of Ira T. Wender, P.C., which has provided service as of counsel to the law firm of Patterson, Belknap, Webb & Tyler LLP since January 1994. Patterson, Belknap, Webb & Tyler LLP provided legal services to Dime in 1999 involving general corporate, commercial real estate lending, litigation, executive compensation and employee benefit matters. Dime has retained that firm to provide legal services during 2000 but cannot at present reasonably estimate the amount of related legal fees to be incurred.

     In January 1997, Dime FSB entered into an agreement with Teamwork Management, Inc., a corporation wholly-owned by Richard W. Dalrymple, a director of Dime, pursuant to which Teamwork Management provides Dime FSB with certain executive recruiting services. It is currently contemplated that additional recruiting assignments may be given by Dime FSB to Teamwork Management in the future pursuant to this agreement as the need arises. However, because the nature and amount of such additional assignments, if any, are not currently known, Dime cannot at present reasonably estimate the amount of any payments that may be made to Teamwork Management in consideration for such future services.

LOANS TO MANAGEMENT

     Directors and officers of Dime and its associates were customers of and had transactions, including loans, with Dime FSB in the ordinary course of business during 1999. All of such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons (except that Dime FSB's policy is to waive certain closing costs with respect to mortgage loans made to employees), and none of such transactions involved more than the normal risk of collectability or presented other unfavorable features.

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

(a)(3) EXHIBITS

EXHIBIT
NUMBER                     IDENTIFICATION OF EXHIBIT
-------                    -------------------------
 2.1      Agreement and Plan of Merger, dated as of September 15,
          1999, by and between Hudson and the Holding Company, as
          amended and restated on December 27, 1999 (incorporated by reference to Appendix A to the Proxy Statement/Prospectus
          included in the Holding Company's Registration Statement on
          Form S-4, filed with the Commission on February 8, 2000 (the
          "Hudson S-4") (No. 333-96345)).
 2.2      Dime Stock Option Agreement, dated as of September 16, 1999, between the Holding Company and Hudson (included as Appendix
          B to the Proxy Statement/Prospectus included in the Hudson
          S-4).
 2.3      Hudson Stock Option Agreement, dated as of September 16,
          1999, between Hudson and the Holding Company (included as
          Appendix C to the Proxy Statement/Prospectus included in the
          Hudson S-4).
3(i)      Amended and Restated Certificate of Incorporation of the
          Holding Company (incorporated by reference to Exhibit 3.1 to the Holding Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1998, filed with the Commission on
          May 15, 1998 (Commission File No. 001-13094)).
3(ii)     By-laws of the Holding Company (incorporated by reference to
          Exhibit 3 to the Holding Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997, filed with the
          Commission on August 14, 1997 (Commission File No.
          001-13094)).
 4.1      Stockholder Protection Rights Agreement, dated as of October
          20, 1995, between the Holding Company and the First National
          Bank of Boston, as Rights Agent (incorporated by reference to Exhibit (1) of the Registration Statement on Form 8-A of
          the Holding Company filed with the Commission on November 3,
          1995 (Commission File No. 001-13094)).
 4.2      None of the outstanding instruments defining the rights of holders of long-term debt of the Holding Company represent long-term debt in excess of 10% of the total assets of the
          Holding Company. The Holding Company hereby agrees to
          furnish to the Commission, upon request, a copy of any such instrument.

EXHIBIT
NUMBER                     IDENTIFICATION OF EXHIBIT
-------                    -------------------------
10.1  *   Employment Agreement, dated as of January 30, 1998, between
          Dime FSB and Lawrence J. Toal (incorporated by reference to
          Exhibit 10.1 to the Holding Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 31, 1998 (the "1997 10-K")
          (Commission File No. 001-13094)) as amended by an Amendment to Employment Agreement, dated as of October 22, 1999, among the Holding Company, Dime FSB and Lawrence J. Toal
          (incorporated by reference to Exhibit 10.2 to the Hudson
          S-4).
10.2  *   Agreement providing for joint and several liability of the
          Holding Company, dated as of January 30, 1998, between the
          Holding Company and Lawrence J. Toal (incorporated by
          reference to Exhibit 10.2 to the 1997 10-K).
10.3  *   Employment Agreement, dated as of January 30, 1998, between
          Dime FSB and Anthony R. Burriesci (incorporated by reference to Exhibit 10.3 to the 1997 10-K).
10.4  *   Agreement providing for joint and several liability of the
          Holding Company, dated as of January 30, 1998, between the
          Holding Company and Anthony R. Burriesci (incorporated by
          reference to Exhibit 10.4 to the 1997 10-K).
10.5  *   Letter Agreement regarding initial employment terms, dated as of July 1, 1997 (the "Burriesci Letter Agreement"),
          between Dime FSB and Anthony R. Burriesci (incorporated by reference to Exhibit 10.5 to the 1997 10-K).
10.6  *   Amendment of the Burriesci Letter Agreement, effective as of
          July 24, 1997, between Dime FSB and Anthony R. Burriesci
          (incorporated by reference to Exhibit 10.6 to the 1997
          10-K).
10.7  *   Employment Agreement, dated as of December 21, 1998, between
          Dime FSB and Richard A. Mirro.
10.8  *   Letter Agreement regarding initial employment terms, dated as of December 19, 1996 (the "Mirro Letter Agreement"),
          between Dime FSB and Richard A. Mirro.
10.9  *   Amendment of the Mirro Letter Agreement, effective as of May
          12, 1997, between Dime FSB and Richard A. Mirro.
10.10 *   Employment Agreement, dated as of January 30, 1998, between
          Dime FSB and Peyton R. Patterson.
10.11 *   Letter Agreement regarding initial employment terms, dated as of June 11, 1996, between Dime FSB and Peyton R.
          Patterson.
10.12 *   Employment Agreement, dated as of January 30, 1998, between
          Dime FSB and Carlos R. Munoz (incorporated by reference to
          Exhibit 10.12 to the 1997 10-K).
10.13 *   Dime Bancorp, Inc. Stock Incentive Plan, as amended by an
          amendment effective April 27, 1994 (the "Stock Incentive
          Plan") (incorporated by reference to Exhibit 4.1 to the
          Holding Company's Registration Statement on Form S-8, filed with the Commission on January 18, 1995 (No. 33-88552)).
10.14 *   Amendment, effective September 19, 1997, to the Stock
          Incentive Plan (incorporated by reference to Exhibit 10.14 to the 1997 10-K).
10.15 *   Dime Bancorp, Inc. 1991 Stock Incentive Plan, as amended and restated effective February 29, 1996 (the "1991 Stock
          Incentive Plan") (incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8,
          filed with the Commission on May 24, 1996 (No. 333-04477)).
10.16 *   Amendment, effective as of March 27, 1998, to the 1991 Stock
          Incentive Plan (incorporated by reference to Exhibit 10.18 to the Holding Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1998, filed with the
          Commission on March 31, 1999 (the "1998 10-K") (Commission
          File No. 001-13094)).
10.17 *   Amendment, effective June 25, 1998, to the 1991 Stock
          Incentive Plan (incorporated by reference to Exhibit 10.19 to the 1998 10-K).

EXHIBIT
NUMBER                     IDENTIFICATION OF EXHIBIT
-------                    -------------------------
10.18 *   Amendment, effective as of October 1, 1996, to the 1991
          Stock Incentive Plan (incorporated by reference to Exhibit
          10.9 to the 1996 10-K).
10.19 *   Amendment, effective September 19, 1997, to the 1991 Stock
          Incentive Plan (incorporated by reference to Exhibit 10.17 to the 1997 10-K).
10.20 *   Dime Bancorp, Inc. Stock Incentive Plan for Outside
          Directors (the "Outside Directors Plan"), as amended
          effective April 27, 1994 (incorporated by reference to
          Exhibit 4.1 to the Holding Company's Registration Statement
          on Form S-8, filed with the Commission on January 18, 1995
          (No. 33-88560)).
10.21 *   Amendment, effective September 19, 1997, to the Outside
          Directors Plan (incorporated by reference to Exhibit 10.19 to the 1997 10-K).
10.22 *   The Dime Savings Bank of New York, FSB Deferred Compensation
          Plan, as amended by the First Amendment through the Fourth
          Amendment thereof (incorporated by reference to Exhibit
          10.14 to the Holding Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1994, filed with the
          Commission on March 31, 1995 (the "1994 10-K") (Commission
          File No. 001-13094)).
10.23 *   Deferred Compensation Plan for Board Members of The Dime
          Savings Bank of New York, FSB, as amended and restated
          effective as of July 24, 1997 (incorporated by reference to
          Exhibit 10.21 to the 1997 10-K).
10.24 *   Benefit Restoration Plan of The Dime Savings Bank of New
          York, FSB, amended and restated effective as of October 1,
          1996 (incorporated by reference to Exhibit 10.14 to the 1996
          10-K).
10.25 *   Retainer Continuation Plan for Independent Directors of The
          Dime Savings Bank of New York, FSB (the "Retainer
          Continuation Plan") (incorporated by reference to Exhibit
          10.24 to Dime FSB's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1993, filed with the
          Commission on September 16, 1994 as Exhibit A to the Holding
          Company's Report on Form 8-K dated that date (Commission
          File No. 001-13094)).
10.26 *   Amendment, effective as of January 13, 1995, to the Retainer
          Continuation Plan (incorporated by reference to Exhibit
          10.13 to the 1995 10-K).
10.27 *   Amendment, effective as of December 31, 1996, to the
          Retainer Continuation Plan (incorporated by reference to
          Exhibit 10.17 to the 1996 10-K).
10.28 *   Amendment, effective March 1, 1997, to the Retainer
          Continuation Plan (incorporated by reference to Exhibit
          10.18 to the 1996 10-K).
10.29 *   Amendment, effective July 24, 1997, to the Retainer
          Continuation Plan (incorporated by reference to Exhibit
          10.27 to the 1997 10-K).
10.30 *   Key Executive Life Insurance/Death Benefit Plan of The Dime
          Savings Bank of New York, FSB, amended and restated
          effective as of April 1, 1999 as amended by an Amendment,
          effective as of April 1, 1999.
10.31 *   Dime Bancorp, Inc. 1990 Stock Option Plan (formerly Anchor
          Bancorp, Inc. 1990 Stock Option Plan), as amended effective as of January 13, 1995 (incorporated by reference to Exhibit
          4.1 to the Holding Company's Registration Statement on Form
          S-8, filed with the Commission on January 18, 1995 (No.
          33-88554)).
10.32 *   Dime Bancorp, Inc. 1992 Stock Option Plan (formerly Anchor
          Bancorp, Inc. 1992 Stock Option Plan), as amended effective as of January 13, 1995 (the "1992 Stock Option Plan")
          (incorporated by reference to Exhibit 4.1 to the Holding
          Company's Registration Statement on Form S-8, filed with the
          Commission on January 18, 1995 (No. 33-88556)).
10.33 *   Amendment, effective June 1, 1996, to the 1992 Stock Option
          Plan (incorporated by reference to Exhibit 10.23 to the 1996
          10-K).

EXHIBIT
NUMBER                     IDENTIFICATION OF EXHIBIT
-------                    -------------------------
10.34 *   Amendment, effective September 19, 1997, to the 1992 Stock
          Option Plan (incorporated by reference to Exhibit 10.33 to the 1997 10-K).
10.35 *   Amendment, effective as of March 27, 1998, to the 1992 Stock
          Option Plan (incorporated by reference to Exhibit 10.36 to the 1998 10-K).
10.36 *   Dime Bancorp, Inc. Supplemental Executive Retirement Plan
          (the "SERP"), amended and restated effective as of December
          2, 1997 (incorporated by reference to Exhibit 10.34 to the
          1997 10-K).
10.37 *   Amendment, effective January 29, 1998, to the SERP
          (incorporated by reference to Exhibit 10.35 to the 1997
          10-K).
10.38 *   Amendment, effective June 24, 1999, to the SERP.
10.39 *   Dime Bancorp, Inc. Voluntary Deferred Compensation Plan, as
          amended and restated effective as of July 24, 1997
          (incorporated by reference to Exhibit 10.36 to the 1997
          10-K).
10.40 *   Dime Bancorp, Inc. Voluntary Deferred Compensation Plan for
          Directors (the "Director Deferred Compensation Plan"), as
          amended and restated effective as of July 24, 1997
          (incorporated by reference to Exhibit 10.37 to the 1997
          10-K).
10.41 *   Amendment, effective March 26, 1998, to the Director
          Deferred Compensation Plan (incorporated by reference to
          Exhibit 10.41 to the 1998 10-K).
10.42 *   Amendment, effective October 1, 1999, to the Director
          Deferred Compensation Plan.
10.43 *   Dime Bancorp, Inc. Officer Incentive Plan (the "Officer
          Incentive Plan"), as amended and restated effective as of
          July 24, 1997 (incorporated by reference to Exhibit 10.38 to the 1997 10-K).
10.44 *   Amendment, effective as of January 1, 1998, to the Officer
          Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K).
10.45 *   Amendment, effective as of January 1, 2000, to the Officer
          Incentive Plan.
10.46 *   Dime Bancorp, Inc. Senior Officer Incentive Plan, effective
          April 30, 1998 (incorporated by reference to Exhibit 10.44 to the 1998 10-K).
10.47 *   Anchor Savings Bank FSB Supplemental Executive Retirement
          Plan, assumed by Dime FSB (incorporated by reference to
          Exhibit 10.11 to the Anchor Bancorp Annual Report on Form
          10-K for the fiscal year ended June 30, 1992 (Commission
          File No. 33-37720)).
10.48 *   Dime Bancorp, Inc. 1997 Stock Incentive Plan for Outside
          Directors, as amended and restated effective March 27, 1998
          (incorporated by reference to Exhibit 10.46 to the 1998
          10-K).
10.49 *   Dime Bancorp, Inc. Incentive Stock Option Plan (formerly
          North American Mortgage Company Incentive Stock Option
          Plan), effective as of October 15, 1997 (incorporated by
          reference to Exhibit 4.1 to the Holding Company's Amendment
          No. 1 to the Registration Statement on Form S-4 on Form S-8,
          filed with the Commission on October 15, 1997 (No.
          333-35565)).
12        Ratio of Earnings to Fixed Charges.
21        List of Subsidiaries.
23        Consent of KPMG LLP.

EXHIBIT
NUMBER                     IDENTIFICATION OF EXHIBIT
-------                    -------------------------
24        Powers of Attorney.
27        Financial Data Schedule (filed electronically).

---------------
* Management Contract or Compensatory Plan or Arrangement.

(b) REPORTS ON FORM 8-K

     During the three-month period ended December 31, 1999, the Holding Company filed with the Commission one Current Report on Form 8-K, dated October 20, 1999, containing the press release announcing the Company's consolidated financial results for the three- and nine-month periods ended September 30, 1999.

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

                                                       March 28, 2000
                                                       --------------
                                                            Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                       SIGNATURE                                            CAPACITY
                       ---------                                            --------
                  /s/ LAWRENCE J. TOAL                    Chairman of the Board, Chief Executive
--------------------------------------------------------  Officer, President and Chief Operating
                    Lawrence J. Toal                      Officer (Principal Executive Officer)

                           *                              Director
--------------------------------------------------------
                    Derrick D. Cepha

                           *                              Director
--------------------------------------------------------
                   Frederick C. Chen

                           *                              Director
--------------------------------------------------------
                 J. Barclay Collins II

                           *                              Director
--------------------------------------------------------
                  Richard W. Dalrymple

                           *                              Director
--------------------------------------------------------
                    James F. Fulton

                           *                              Director
--------------------------------------------------------
                     Fred B. Koons

                           *                              Director
--------------------------------------------------------
                    Virginia M. Kopp

                       SIGNATURE                                            CAPACITY
                       ---------                                            --------
                           *                              Director
--------------------------------------------------------
                  James M. Large, Jr.

                           *                              Director
--------------------------------------------------------
                      John Morning

                           *                              Director
--------------------------------------------------------
                 Margaret Osmer-McQuade

                           *                              Director
--------------------------------------------------------
                 Sally Hernandez-Pinero

                           *                              Director
--------------------------------------------------------
                  Dr. Paul A. Qualben

                           *                              Director
--------------------------------------------------------
                 Eugene G. Schulz, Jr.

                           *                              Director
--------------------------------------------------------
                      Howard Smith

                           *                              Director
--------------------------------------------------------
                  Dr. Norman R. Smith

                           *                              Director
--------------------------------------------------------
                     Ira T. Wender

                /s/ ANTHONY R. BURRIESCI                  Chief Financial Officer (Principal Financial
--------------------------------------------------------  Officer)
                  Anthony R. Burriesci

                  /s/ JOHN F. KENNEDY                     Controller (Principal Accounting Officer)
--------------------------------------------------------
                    John F. Kennedy

               *By: /s/ LAWRENCE J. TOAL
  ---------------------------------------------------
                    Lawrence J. Toal
                    Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dime Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Dime Bancorp, Inc. and subsidiaries (Dime) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Dime's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dime Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
January 20, 2000

                      DIME BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
ASSETS
Cash and due from banks.....................................  $   414,289    $   279,490
Money market investments....................................       18,166         78,287
Securities available for sale...............................    3,849,676      3,329,444
Federal Home Loan Bank of New York stock....................      328,732        324,106
Loans held for sale.........................................    1,733,667      3,884,886
Loans receivable, net:
  Residential real estate loans.............................    8,200,120      8,919,817
  Commercial real estate loans..............................    3,482,857      2,567,750
  Consumer loans............................................    2,495,321        973,230
  Business loans............................................    1,028,756        287,271
  Allowance for loan losses.................................     (140,296)      (105,081)
                                                              -----------    -----------
          Total loans receivable, net.......................   15,066,758     12,642,987
                                                              -----------    -----------
Premises and equipment, net.................................      207,373        170,879
Mortgage servicing assets...................................      980,934        692,473
Goodwill....................................................      531,415        225,222
Other assets................................................      790,315        693,076
                                                              -----------    -----------
Total assets................................................  $23,921,325    $22,320,850
                                                              ===========    ===========
LIABILITIES
Deposits....................................................  $14,261,449    $13,651,460
Federal funds purchased and securities sold under agreements
  to repurchase.............................................    1,106,067      2,245,218
Other short-term borrowings.................................    5,321,838      3,756,733
Long-term debt..............................................    1,165,868        608,892
Guaranteed preferred beneficial interests in Dime Bancorp,
  Inc.'s junior subordinated deferrable interest
  debentures................................................      152,219        162,005
Other liabilities...........................................      397,779        510,877
                                                              -----------    -----------
          Total liabilities.................................   22,405,220     20,935,185
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (350,000,000 shares
  authorized and 120,252,459 shares issued).................        1,203          1,203
Additional paid-in capital..................................    1,166,530      1,165,251
Retained earnings...........................................      670,343        463,907
Treasury stock, at cost (9,357,589 shares in 1999 and
  8,682,858 shares in 1998).................................     (230,035)      (233,965)
Accumulated other comprehensive loss........................      (87,257)        (3,285)
Unearned compensation.......................................       (4,679)        (7,446)
                                                              -----------    -----------
          Total stockholders' equity........................    1,516,105      1,385,665
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $23,921,325    $22,320,850
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             ----------   ----------   ----------
INTEREST INCOME
Residential real estate loans..............................  $  744,382   $  874,402   $  660,505
Commercial real estate loans...............................     228,571      200,015      191,111
Consumer loans.............................................     132,213       71,003       63,222
Business loans.............................................      39,740       13,944        5,052
Mortgage-backed securities.................................     222,385      214,922      406,781
Other securities...........................................      50,296       40,797       23,774
Money market investments...................................       1,511        5,802       32,370
                                                             ----------   ----------   ----------
          Total interest income............................   1,419,098    1,420,885    1,382,815
                                                             ----------   ----------   ----------
INTEREST EXPENSE
Deposits...................................................     482,006      545,827      559,359
Borrowed funds.............................................     358,607      347,825      340,394
                                                             ----------   ----------   ----------
          Total interest expense...........................     840,613      893,652      899,753
                                                             ----------   ----------   ----------
          Net interest income..............................     578,485      527,233      483,062
Provision for loan losses..................................      29,500       32,000       49,000
                                                             ----------   ----------   ----------
          Net interest income after provision for loan
            losses.........................................     548,985      495,233      434,062
                                                             ----------   ----------   ----------
NON-INTEREST INCOME
Loan servicing and production fees.........................     267,520      199,504       74,038
Banking service fees.......................................      51,798       41,428       31,796
Securities and insurance brokerage fees....................      36,710       32,736       23,737
Net gains on sales activities..............................     200,427      244,451       12,036
Other......................................................      11,788        6,911        3,684
                                                             ----------   ----------   ----------
          Total non-interest income........................     568,243      525,030      145,291
                                                             ----------   ----------   ----------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits.......................     303,750      270,062      157,851
  Occupancy and equipment..................................     103,661       92,452       63,582
  Other....................................................     182,059      199,349      115,529
                                                             ----------   ----------   ----------
          Total general and administrative expense.........     589,470      561,863      336,962
Amortization of mortgage servicing assets..................     122,786       92,291       29,751
Amortization of goodwill...................................      18,520       11,487        4,501
Restructuring and related expense..........................          --           --        9,931
                                                             ----------   ----------   ----------
          Total non-interest expense.......................     730,776      665,641      381,145
                                                             ----------   ----------   ----------
Income before income tax expense and extraordinary items...     386,452      354,622      198,208
Income tax expense.........................................     142,512      113,479       75,034
                                                             ----------   ----------   ----------
Income before extraordinary items..........................     243,940      241,143      123,174
Extraordinary items -- losses on early extinguishment of
  debt, net of tax benefits of $3,044 in 1999, $2,993 in
  1998 and $895 in 1997....................................      (4,127)      (4,057)      (1,460)
                                                             ----------   ----------   ----------
Net income.................................................  $  239,813   $  237,086   $  121,714
                                                             ==========   ==========   ==========
PER COMMON SHARE
Basic earnings:
  Income before extraordinary items........................  $     2.19   $     2.13   $     1.15
  Extraordinary items......................................       (0.04)       (0.04)       (0.01)
                                                             ----------   ----------   ----------
  Net income...............................................  $     2.15   $     2.09   $     1.14
                                                             ==========   ==========   ==========
Diluted earnings:
  Income before extraordinary items........................  $     2.17   $     2.09   $     1.13
  Extraordinary items......................................       (0.04)       (0.03)       (0.01)
                                                             ----------   ----------   ----------
  Net income...............................................  $     2.13   $     2.06   $     1.12
                                                             ==========   ==========   ==========
Cash dividends declared....................................  $     0.23   $     0.19   $     0.12

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
COMMON STOCK
Balance at beginning of year...........................  $    1,203    $    1,203    $    1,083
Common stock issued in connection with acquisition.....          --            --           120
                                                         ----------    ----------    ----------
  Balance at end of year...............................       1,203         1,203         1,203
                                                         ----------    ----------    ----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year...........................   1,165,251     1,158,221       914,386
Common and treasury stock issued under employee stock
  plans, net...........................................          --           (45)       (4,235)
Common and treasury stock issued in connection with
  acquisition..........................................          --            --       220,659
Fair value adjustment on stock options issued in
  connection with acquisition..........................          --            --        21,389
Other..................................................       1,279         7,075         6,022
                                                         ----------    ----------    ----------
  Balance at end of year...............................   1,166,530     1,165,251     1,158,221
                                                         ----------    ----------    ----------
RETAINED EARNINGS
Balance at beginning of year...........................     463,907       261,201       158,956
Net income.............................................     239,813       237,086       121,714
Cash dividends declared on common stock................     (25,626)      (21,550)      (12,892)
Treasury stock issued under employee stock plans,
  net..................................................      (3,495)      (12,830)       (6,577)
Treasury stock issued in connection with acquisition...      (4,256)           --            --
                                                         ----------    ----------    ----------
  Balance at end of year...............................     670,343       463,907       261,201
                                                         ----------    ----------    ----------
TREASURY STOCK, AT COST
Balance at beginning of year...........................    (233,965)      (95,221)      (51,498)
Treasury stock purchased...............................     (76,346)     (177,970)     (200,354)
Treasury stock issued under employee stock plans,
  net..................................................       6,823        39,226        26,305
Treasury stock issued in connection with acquisition...      73,453            --       130,326
                                                         ----------    ----------    ----------
  Balance at end of year...............................    (230,035)     (233,965)      (95,221)
                                                         ----------    ----------    ----------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year...........................      (3,285)       (9,534)           22
Other comprehensive (loss) income......................     (83,972)        6,249        (9,556)
                                                         ----------    ----------    ----------
  Balance at end of year...............................     (87,257)       (3,285)       (9,534)
                                                         ----------    ----------    ----------
UNEARNED COMPENSATION
Balance at beginning of year...........................      (7,446)       (1,012)         (612)
Restricted stock activity, net.........................        (168)       (9,250)       (1,126)
Amortization of unearned compensation..................       2,935         2,816           726
                                                         ----------    ----------    ----------
  Balance at end of year...............................      (4,679)       (7,446)       (1,012)
                                                         ----------    ----------    ----------
Total stockholders' equity.............................  $1,516,105    $1,385,665    $1,314,858
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................  $   239,813   $   237,086   $   121,714
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.............................       29,500        32,000        49,000
  Depreciation, amortization and accretion, net.........      203,290       177,680        85,967
  Provision for deferred income tax expense.............       99,245        53,406        64,270
  Net securities (gains) losses.........................       (2,062)      (21,855)       17,794
  Losses on early extinguishment of debt................        7,171         7,050         2,355
  Gain on sale of branch................................           --        (9,512)           --
  Net decrease (increase) in loans held for sale........    2,151,219    (2,343,136)     (760,523)
  Other, net............................................     (455,227)     (384,202)         (198)
                                                          -----------   -----------   -----------
          Net cash provided (used) by operating
            activities..................................    2,272,949    (2,251,483)     (419,621)
                                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale..............   (2,312,470)   (1,723,719)   (1,196,330)
Purchases of securities held to maturity................           --            --       (80,411)
Proceeds from sales of securities available for sale....    1,377,601     1,922,949     1,720,817
Proceeds from maturities of securities available for
  sale and held to maturity.............................      919,952     1,491,072     1,505,518
Net purchases of Federal Home Loan Bank of New York
  stock.................................................           --       (20,819)      (31,111)
Loans receivable originated and purchased, net of
  principal payments....................................   (1,493,645)     (264,105)   (1,843,796)
Proceeds from sales of loans............................       64,507       702,253        82,369
Net cash paid in acquisitions...........................     (309,206)           --       (41,234)
Net cash paid upon divestiture of branch................           --      (197,662)           --
Proceeds from sales of other real estate owned..........       19,861        19,855        58,315
Net purchases of premises and equipment.................      (48,770)      (48,415)      (29,011)
                                                          -----------   -----------   -----------
          Net cash (used) provided by investing
            activities..................................   (1,782,170)    1,881,409       145,126
                                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits.....................   (1,237,555)       11,125       292,887
Net increase in borrowings with original maturities of
  three months or less..................................      550,824       402,623       126,164
Proceeds from other borrowings..........................    1,219,445       799,818     1,492,632
Repayments of other borrowings..........................     (850,003)     (755,823)   (1,174,045)
Proceeds from net issuances of common and treasury
  stock.................................................        3,160        17,101        14,332
Purchases of treasury stock.............................      (76,346)     (177,970)     (200,354)
Cash dividends paid on common stock.....................      (25,626)      (21,550)      (12,892)
Other...................................................           --            --         3,781
                                                          -----------   -----------   -----------
          Net cash (used) provided by financing
            activities..................................     (416,101)      275,324       542,505
                                                          -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents....       74,678       (94,750)      268,010
Cash and cash equivalents at beginning of year..........      357,777       452,527       184,517
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of year................  $   432,455   $   357,777   $   452,527
                                                          ===========   ===========   ===========
Supplemental cash flow information:
  Interest payments on deposits and borrowed funds......  $   838,798   $   903,619   $   883,423
  Income tax payments (refunds), net....................        2,130        22,869          (381)
Supplemental non-cash investing information:
  Securities available for sale transferred to trading
     securities.........................................      252,098            --            --
  Securities held to maturity transferred to securities
     available for sale.................................           --            --     3,587,063
  Securitization of loans receivable....................      698,554            --            --
  Loans held for sale transferred to loans receivable...           --       779,719            --
  Loans receivable transferred to other real estate
     owned..............................................        7,160        18,917        17,996
  Loans receivable transferred to loans held for sale...           --       296,608            --

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net income.................................................  $239,813    $237,086    $121,714
Other comprehensive (loss) income:
  Net unrealized (loss) gain on securities available for
     sale:
     Unrealized holding (loss) gain arising during the
       year, net of deferred income tax (benefit) expense
       of $(59,167) in 1999, $12,699 in 1998 and $(12,629)
       in 1997.............................................   (82,770)     18,825     (20,600)
     Reclassification adjustment for net (gains) losses
       included in net income, net of income tax expense
       (benefit) of $860 in 1999, $9,279 in 1998 and
       $(6,769) in 1997....................................    (1,202)    (12,576)     11,044
                                                             --------    --------    --------
       Other comprehensive income (loss)...................   (83,972)      6,249      (9,556)
                                                             --------    --------    --------
Comprehensive income.......................................  $155,841    $243,335    $112,158
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Dime Bancorp, Inc. (the "Holding Company") is a unitary savings and loan holding company organized under the laws of the State of Delaware in 1994. The principal subsidiary of the Holding Company is The Dime Savings Bank of New York, FSB ("Dime FSB"). The accounting policies applied by the Holding Company and its subsidiaries (collectively, the "Company") conform with generally accepted accounting principles and prevailing practices within the financial services industry.

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

     The Company provides a diversified range of financial services and products to individuals and businesses. At December 31, 1999, the Company operated 127 banking branches located in the greater New York City metropolitan area and conducted its mortgage banking operations nationwide through offices located in 41 states.

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

  Securities

     Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The Company did not maintain a securities held to maturity portfolio during 1999 or 1998. Securities purchased for the objective of selling them in the near term and mortgage-backed securities ("MBS") held for sale in connection with mortgage banking activities are classified as trading securities and are carried at estimated fair value with unrealized gains and losses recognized in operations. Securities not otherwise classified as held to maturity or trading are classified as available for sale and are carried at estimated fair value with unrealized gains and losses, net of the related income tax effect, reported in a separate component of stockholders' equity.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, the Company considers a loan falling within its scope impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. SFAS No. 114 does not apply to loans held for sale or those large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans reviewed by the Company for impairment are limited to residential real estate loans receivable modified in a TDR since January 1, 1995, business loans receivable and commercial real estate loans receivable. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. At a minimum, loans reviewed for impairment by the Company are classified as impaired when delinquent more than six months. Impaired loans are principally measured using the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral dependent loans. For impaired loans on non-accrual status, cash receipts are applied, and interest income recognized, pursuant to the discussion above for non-accrual loans. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Mortgage Servicing Assets

     The Company recognizes, as separate assets, the rights to service mortgage loans, whether those rights are acquired through loan purchase or loan origination activities. The initial recognition of originated mortgage servicing assets is predicated upon an allocation of the total cost of the related loans between the loans and the loan servicing rights based on their relative estimated fair values. Purchased mortgage servicing assets are recorded at cost. Mortgage servicing assets are amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis, mortgage servicing assets are assessed for impairment based upon their estimated fair value. For purposes of such assessments, the Company stratifies its mortgage servicing assets by underlying loan type and interest rate. Impairment of mortgage servicing assets is recognized through a valuation allowance for each impaired stratum with the individual allowances adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each strata is determined through a discounted cash flow analysis of future cash flows incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, and default rates.

  Other Real Estate Owned ("ORE")

     ORE, which consists of real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Subsequent to acquisition, the Company maintains an allowance for actual and potential future declines in value.

  Goodwill

     Goodwill is generally amortized using the straight-line method over periods ranging from 10 to 25 years. Goodwill is reviewed for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

     In the event of the early termination of a derivative financial instrument contract used for risk-management purposes, any resulting gain or loss is deferred, as an adjustment of the carrying value of the designated assets or liabilities. Such gains or losses on terminated interest rate futures contracts are recognized in operations over the remaining life of the designated assets or liabilities. Gains and losses resulting from the early termination of other derivative financial instruments are recognized in operations over the shorter of the remaining life of the designated assets or liabilities or the derivative financial instrument agreement. If the designated assets or liabilities are subsequently sold or otherwise disposed of, any remaining deferred gains or losses are recognized in operations.

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

     Trading Instruments. Derivative financial instruments held for trading purposes are carried at estimated fair value with realized and unrealized gains and losses recognized in operations. The fair value of trading derivative financial instruments in gain positions is reported in the Consolidated Statements of Financial Condition in "Other assets," whereas the fair value of such instruments in loss positions is reported in "Other liabilities."

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

NOTE 2 -- BUSINESS COMBINATIONS

     On September 15, 1999, the Holding Company entered into a definitive agreement and plan of merger (as subsequently amended, the "Merger Agreement") with Hudson United Bancorp ("Hudson"), a New Jersey corporation headquartered in Mahwah, New Jersey and the holding company for Hudson United Bank, a New Jersey state-chartered commercial bank. At December 31, 1999, Hudson, on a consolidated basis, had assets of $9.7 billion, deposits of $6.5 billion and stockholders' equity of $519.2 million. The Merger Agreement, among other things, provides that: (i) Hudson is to merge with and into the Holding Company in a transaction accounted for as a pooling of interests (the "Merger"); (ii) the combined company is to change its name to Dime United Bancorp, Inc. ("Dime United");
(iii) each issued share of Common Stock is to be combined into 0.60255 of a share of Dime United common stock; and (iv) each outstanding share of Hudson common stock is to be converted into one share of Dime United common stock. In connection with the Merger, Dime FSB is to merge with and into Hudson United Bank, with the combined institution to operate as a New Jersey state-chartered commercial bank under the name "DimeBank." The Merger remains subject to the approval of various regulatory agencies and the respective stockholders of the Holding Company and Hudson. Either the Holding Company or Hudson may terminate the Merger Agreement if the Merger is not consummated by June 30, 2000.

     For a discussion of recent developments regarding the Merger and certain actions taken by North Fork Bancorporation, Inc. ("North Fork") related thereto, see Note 23, "Commitments and Contingent Liabilities" and Note 28, "Subsequent Events."

     Presented below is a discussion of acquisitions consummated by the Company during the three-year period ended December 31, 1999. Each of these acquisitions was accounted for as a purchase. Accordingly, the results of these acquisitions are reflected in the Company's financial statements for the periods subsequent to their respective acquisition dates.

     On October 18, 1999, the Company acquired KeyBank National Association's Long Island banking franchise, which included 28 branches. In connection with this acquisition, the Company acquired assets of $1.1 billion, including cash of $614.4 million and loans receivable of $501.9 million, and assumed liabilities of $1.3 billion, substantially all of which were deposits. Goodwill arising from this acquisition amounted to $216.8 million, including $208.4 million associated with the premium paid on the deposits assumed. This goodwill is being amortized on a straight-line basis over 15 years.

     On August 1, 1999, the Company acquired Citibank, N.A.'s indirect automobile finance business for $906.7 million in cash. In connection therewith, the Company acquired assets of $953.0 million, consisting substantially of loans receivable, and assumed deposits of $51.1 million. Goodwill recorded in connection with this acquisition was $25.0 million and is being amortized on a straight-line basis over 10 years.

     On May 21, 1999, Lakeview Financial Corp. ("Lakeview") was acquired by the Company (the "Lakeview Acquisition"). Lakeview was the holding company for Lakeview Savings Bank, which operated 11 branches in northern New Jersey. At the date of acquisition, Lakeview had consolidated assets of $560.6 million, including loans receivable of $286.9 million, and consolidated liabilities of $515.9 million, including deposits of $461.9 million. Under the terms of the related agreement, holders of Lakeview's common stock received either 0.9 of a share of Common Stock or $24.26 in cash for each outstanding share of Lakeview

                      DIME BANCORP, INC. AND SUBSIDIARIES
common stock. In connection therewith, the Holding Company issued 2,852,321 shares of Common Stock from treasury at an assigned value of $69.2 million and paid a total of $41.4 million in cash. Goodwill of $79.0 million was generated by the Lakeview Acquisition and is being amortized over 18 years using the straight-line method.

     On February 16, 1999, the Company acquired certain assets, which were not material, and the leases on all of the 15 residential real estate loan production offices of T&N Mortgage, Inc., headquartered in Monroe, Louisiana, for $5.1 million in cash. Goodwill arising from this acquisition totaled $3.9 million and is being amortized on a straight-line basis over 10 years.

     On October 15, 1997, North American Mortgage Company ("NAMC"), a mortgage banking company headquartered in Santa Rosa, California, was acquired by the Company (the "NAMC Acquisition"). At the date of acquisition, NAMC operated in 30 states and had assets of $1.5 billion, liabilities of $1.3 billion and a portfolio of loans serviced for others of approximately $12 billion. In connection with the NAMC Acquisition, each outstanding share of NAMC's common stock was converted into 1.37 shares of Common Stock (the "NAMC Exchange Ratio"), and each outstanding option issued by NAMC to acquire NAMC's common stock was converted, after giving effect to the NAMC Exchange Ratio, into an option to purchase Common Stock. As a result, the Holding Company issued 19,437,741 shares of Common Stock (of which 7,479,664 were issued from treasury) with an assigned value of $351.1 million and options to purchase 1,862,087 shares of Common Stock with an estimated fair value of $21.4 million. Goodwill recorded in connection with the NAMC Acquisition amounted to $188.8 million and is being amortized on a straight-line basis over 25 years.

     In allocating the purchase price of NAMC, the Company recorded a $19.6 million restructuring liability. This liability included $10.0 million associated with personnel-related costs for NAMC employees, primarily severance benefits, and $9.6 million associated with transaction fees and other acquisition-related costs. Cash payments and other reductions charged to this restructuring liability totaled $0.9 million in 1999, $8.7 million in 1998 and $9.8 million in 1997. The balance in this restructuring liability was $0.2 million at the end of 1999.

     In connection with the NAMC Acquisition, the Company incurred expenses during 1997 of $9.9 million associated with its employees and operations. Such expenses are reflected in the accompanying Consolidated Statements of Income under the caption "Restructuring and related expense."

     On April 30, 1997, the Company acquired BFS Bankorp, Inc. ("BFS") for $93.3 million in cash. BFS was the holding company for Bankers Federal Savings FSB, which operated five New York City branches. At the date of acquisition, BFS had consolidated assets of $634.1 million, including loans receivable of $591.9 million, and consolidated liabilities of $579.2 million, including deposits of $445.5 million. Goodwill arising from the acquisition of BFS amounted to $41.6 million and is being amortized over 15 years using the straight-line method.

NOTE 3 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents were comprised of the following at December 31 (in thousands):

                                                                1999        1998
                                                              --------    --------
Cash and due from banks.....................................  $414,289    $279,490
Money market investments:
  Interest-earning deposits in banks........................    11,255       5,937
  Federal funds sold........................................        --      45,000
  Other.....................................................     6,911      27,350
                                                              --------    --------
          Total money market investments....................    18,166      78,287
                                                              --------    --------
  Total cash and cash equivalents...........................  $432,455    $357,777
                                                              ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 4 -- SECURITIES

     The amortized cost and estimated fair value of securities available for sale, as well as related gross unrealized gains and losses, were as follows at December 31 (in thousands):

                                             1999                                          1998
                         --------------------------------------------   -------------------------------------------
                                       GROSS UNREALIZED                              GROSS UNREALIZED
                         AMORTIZED    ------------------   ESTIMATED    AMORTIZED    -----------------   ESTIMATED
                            COST       GAINS     LOSSES    FAIR VALUE      COST       GAINS    LOSSES    FAIR VALUE
                         ----------   -------   --------   ----------   ----------   -------   -------   ----------
MBS:
  Pass-through
    securities:
    Privately-issued...  $2,296,046   $13,241   $ 63,796   $2,245,491   $1,795,369   $ 4,876   $24,981   $1,775,264
    U.S. government
      agencies.........     886,854       622     42,317      845,159    1,002,850     8,500     2,429    1,008,921
  Collateralized
    mortgage
    obligations:
    Privately-issued...     422,938       175     14,168      408,945      179,407       748       671      179,484
    U.S. government
      agencies.........      18,726        --        633       18,093           --        --        --           --
  Interest-only........         940        --        441          499        1,286        --       658          628
                         ----------   -------   --------   ----------   ----------   -------   -------   ----------
         Total MBS.....   3,625,504    14,038    121,355    3,518,187    2,978,912    14,124    28,739    2,964,297
                         ----------   -------   --------   ----------   ----------   -------   -------   ----------
Other debt securities:
  U.S. government and
    federal agencies...          --        --         --           --        3,492        33        --        3,525
  State and
    municipal..........      15,478        80        446       15,112       13,036       180       382       12,834
  Domestic corporate...     345,410     1,119     42,448      304,081      333,683    11,279     1,867      343,095
  Foreign government...         500        --         --          500          500        --        --          500
                         ----------   -------   --------   ----------   ----------   -------   -------   ----------
         Total other
           debt
          securities...     361,388     1,199     42,894      319,693      350,711    11,492     2,249      359,954
                         ----------   -------   --------   ----------   ----------   -------   -------   ----------
Equity securities......      12,490       198        892       11,796        5,529       219       555        5,193
                         ----------   -------   --------   ----------   ----------   -------   -------   ----------
Total securities
  available for sale...  $3,999,382   $15,435   $165,141   $3,849,676   $3,335,152   $25,835   $31,543   $3,329,444
                         ==========   =======   ========   ==========   ==========   =======   =======   ==========

     At December 31, 1999, $3.5 billion of securities available for sale were pledged as collateral for borrowed funds and other purposes.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth, at December 31, 1999, the amortized cost, estimated fair value and weighted average yield of debt securities available for sale by period to contractual maturity (dollars in thousands):

                                                                               WEIGHTED
                                                   AMORTIZED     ESTIMATED     AVERAGE
                                                      COST       FAIR VALUE    YIELD(1)
                                                   ----------    ----------    --------
MBS:
  Due in one year or less........................  $    2,802    $    2,795      6.66%
  Due after one through five years...............       2,872         2,846      6.72
  Due after five through ten years...............      28,088        27,890      7.46
  Due after ten years............................   3,591,742     3,484,656      6.92
                                                   ----------    ----------
          Total MBS..............................   3,625,504     3,518,187      6.92
                                                   ----------    ----------
Other debt securities:
  Due in one year or less........................       1,450         1,450      8.11
  Due after one through five years...............      13,571        13,573      8.92
  Due after five through ten years...............      12,384        13,500     11.35
  Due after ten years............................     333,983       291,170      7.55
                                                   ----------    ----------
          Total other debt securities............     361,388       319,693      7.74
                                                   ----------    ----------
Total debt securities available for sale.........  $3,986,892    $3,837,880      7.00
                                                   ==========    ==========

---------------
(1) The weighted average yields are based on amortized cost.

     Information concerning sales of securities available for sale is summarized below for the year ended December 31 (in thousands):

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Proceeds from sales............................  $1,377,601    $1,922,949    $1,720,817
Gross realized gains...........................       8,272        22,981        20,800
Gross realized losses..........................       4,530         1,010        11,890

     During 1997, the Company, primarily as a result of a reassessment of its asset/liability management strategy, transferred its entire portfolio of securities held to maturity to its portfolio of securities available for sale. At the date of transfer, the securities held to maturity portfolio had an amortized cost of $3.6 billion and net unrealized pre-tax losses of approximately $51 million. In connection with a decision made at the time of transfer to sell $1.4 billion of the transferred securities, the Company, during 1997, wrote-down those securities with unrealized losses to estimated fair value and recognized a pre-tax loss of $25.2 million. Substantially all of the securities designated for sale have been sold.

     During 1999, the Company transferred certain MBS from its securities available for sale portfolio to its trading securities portfolio. At the date of transfer, these MBS had an estimated fair value of $252.1 million and net unrealized losses of $1.7 million. The net unrealized losses, which consisted of gross unrealized losses of $1.8 million and gross unrealized gains of $0.1 million, were charged to operations at the date of transfer.

     At December 31, 1999, the Company's trading securities portfolio had an estimated fair value of $177.0 million. Such securities are included under the caption "Other assets" in the accompanying Consolidated Statement of Financial Condition. The Company did not maintain a trading securities portfolio at the end of 1998.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 5 -- LOANS RECEIVABLE, NET

     A summary of loans receivable, net, is as follows at December 31 (in thousands):

                                                               1999           1998
                                                            -----------    -----------
Loans receivable:
  Residential real estate:
     Permanent............................................  $ 8,198,653    $ 8,918,170
     Construction.........................................        1,467          1,647
                                                            -----------    -----------
          Total residential real estate...................    8,200,120      8,919,817
                                                            -----------    -----------
  Commercial real estate:
     Permanent............................................    3,285,734      2,475,462
     Construction.........................................      197,123         92,288
                                                            -----------    -----------
          Total commercial real estate....................    3,482,857      2,567,750
                                                            -----------    -----------
  Consumer:
     Home equity..........................................    1,489,669        856,389
     Automobile...........................................      886,176          4,443
     Other................................................      119,476        112,398
                                                            -----------    -----------
          Total consumer..................................    2,495,321        973,230
                                                            -----------    -----------
  Business................................................    1,028,756        287,271
                                                            -----------    -----------
          Total loans receivable(1).......................   15,207,054     12,748,068
                                                            -----------    -----------
Allowance for loan losses.................................     (140,296)      (105,081)
                                                            -----------    -----------
Total loans receivable, net...............................  $15,066,758    $12,642,987
                                                            ===========    ===========

---------------
(1) Loans receivable were increased by $67.9 and $64.0 million at December 31, 1999 and 1998, respectively, as a result of deferred net yield adjustments.

     Loans receivable totaling $6.7 billion were pledged as collateral for borrowed funds at December 31, 1999.

     At December 31, 1999, the Company's residential real estate loans receivable were principally secured by properties located in the states of New York (28.8%), California (17.4%), New Jersey (7.4%), Connecticut (5.2%) and Illinois (5.1%). At that date, the Company's commercial real estate loans receivable were principally secured by properties in the states of New York (63.9%), New Jersey (14.0%), Pennsylvania (5.2%) and Virginia (5.2%). Home equity loans receivable at the end of 1999 were principally secured by properties located in the states of New York (38.9%), California (15.8%) and New Jersey (12.2%). Automobile loans receivable at December 31, 1999 were principally concentrated in the states of New York (49.7%), New Jersey (29.8%) and Connecticut (11.5%). Business loans receivable at year-end 1999 were principally concentrated in the states of New York (68.6%) and New Jersey (8.0%).

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Activity in the allowance for loan losses is summarized as follows for the year ended December 31 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Balance at beginning of year.......................  $105,081    $104,718    $106,495
Provision for loan losses(1).......................    29,500      32,000      49,000
Additions due to acquisitions......................    19,277          --      13,249
Loan charge-offs(1)(2).............................   (21,984)    (40,067)    (71,608)
Loan recoveries....................................     8,422       8,430       7,582
                                                     --------    --------    --------
  Net loan charge-offs.............................   (13,562)    (31,637)    (64,026)
                                                     --------    --------    --------
Balance at end of year.............................  $140,296    $105,081    $104,718
                                                     ========    ========    ========

---------------
(1) The provision for loan losses and loan charge-offs for 1997 included $14.0 million and $35.8 million, respectively, associated with bulk sales of approximately $113 million of non-performing residential real estate loans in May 1997.

(2) Loan charge-offs for 1998 included $9.1 million associated with a bulk sale of approximately $53 million of non-performing loans in December 1998, substantially all of which were residential real estate loans.

     The following table sets forth non-accrual loans and loans modified in a TDR (excluding those classified as non-accrual loans) at December 31 (in thousands):

                                            NON-ACCRUAL LOANS     LOANS MODIFIED IN A TDR
                                            ------------------    ------------------------
                                             1999       1998        1999           1998
                                            -------    -------    ---------      ---------
Residential real estate...................  $51,293    $37,771     $ 5,520        $ 6,159
Commercial real estate....................    5,208     11,992       5,800          6,039
Consumer..................................   10,424      5,292          --             --
Business..................................    2,437         56          --             --
                                            -------    -------     -------        -------
Total.....................................  $69,362    $55,111     $11,320        $12,198
                                            =======    =======     =======        =======

     The amount of interest income that would have been recorded on non-accrual loans and loans modified in a TDR, if such loans had been current in accordance with their original terms, was $6.2 million, $5.9 million and $18.7 million for 1999, 1998 and 1997, respectively. The amount of interest income that was recorded on these loans was $1.5 million, $2.9 million and $11.5 million for 1999, 1998 and 1997, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth information regarding the Company's impaired loans at December 31 (in thousands):

                                             1999                                  1998
                              -----------------------------------   -----------------------------------
                                            RELATED                               RELATED
                                           ALLOWANCE                             ALLOWANCE
                               RECORDED    FOR LOAN       NET        RECORDED    FOR LOAN       NET
                              INVESTMENT    LOSSES     INVESTMENT   INVESTMENT    LOSSES     INVESTMENT
                              ----------   ---------   ----------   ----------   ---------   ----------
Residential real estate:
  With a related
     allowance..............   $ 1,174      $   (73)    $ 1,101      $   619      $   (39)    $   580
  Without a related
     allowance..............     4,741           --       4,741        3,287           --       3,287
                               -------      -------     -------      -------      -------     -------
          Total residential
            real estate.....     5,915          (73)      5,842        3,906          (39)      3,867
                               -------      -------     -------      -------      -------     -------
Commercial real estate:
  With a related
     allowance..............     8,837       (1,777)      7,060       13,861       (1,437)     12,424
Business:
  With a related
     allowance..............     2,437         (344)      2,093           56          (45)         11
                               -------      -------     -------      -------      -------     -------
Total impaired loans........   $17,189      $(2,194)    $14,995      $17,823      $(1,521)    $16,302
                               =======      =======     =======      =======      =======     =======

     The Company's average recorded investment in impaired loans for 1999, 1998 and 1997 was $17.1 million, $28.1 million and $46.7 million, respectively. Interest income recognized on impaired loans for 1999, 1998 and 1997 amounted to $0.8 million, $1.3 million and $4.2 million, respectively.

NOTE 6 -- PREMISES AND EQUIPMENT, NET

     Premises and equipment, net, consisted of the following at December 31 (in thousands):

                                                                1999         1998
                                                              ---------    ---------
Cost:
  Land......................................................  $  18,660    $  12,263
  Buildings.................................................     99,364       87,251
  Leasehold improvements....................................     76,472       66,153
  Furniture, fixtures and equipment.........................    179,901      143,075
                                                              ---------    ---------
          Total cost........................................    374,397      308,742
Accumulated depreciation and amortization...................   (167,024)    (137,863)
                                                              ---------    ---------
Total premises and equipment, net...........................  $ 207,373    $ 170,879
                                                              =========    =========

     Depreciation and amortization of premises and equipment charged to expense amounted to $31.2 million, $28.3 million and $20.2 million for 1999, 1998 and 1997, respectively.

NOTE 7 -- LOAN SERVICING

     Mortgage loans serviced by the Company for others amounted to $38.4 billion, $34.9 billion and $25.0 billion at December 31, 1999, 1998 and 1997, respectively. These amounts included loans of $1.3 billion, $7.9 billion and $3.0 billion, respectively, that were being subserviced by the Company in connection with sales of loan servicing rights.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Mortgage servicing assets activity is summarized in the table below for the year ended December 31 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Balance at beginning of year.......................  $692,473    $341,906    $127,745
Originations and purchases.........................   551,737     694,789      97,587
Acquired in the NAMC Acquisition...................        --       2,160     180,897
Sales..............................................  (162,890)   (277,871)    (56,539)
Amortization(1)....................................  (122,786)    (92,291)    (29,751)
Hedging activities, net............................    22,400      23,780      21,967
                                                     --------    --------    --------
Balance at end of year.............................  $980,934    $692,473    $341,906
                                                     ========    ========    ========

---------------
(1) Includes amortization associated with derivative financial instruments hedging mortgage servicing assets.

     The estimated fair value of the Company's mortgage servicing assets at December 31, 1999 was $1,027.4 million.

NOTE 8 -- ORE, NET

     ORE, net, which is included under the caption "Other assets" in the accompanying Consolidated Statements of Financial Condition, was comprised of the following at December 31 (in thousands):

                                                               1999       1998
                                                              -------    -------
Residential real estate.....................................  $ 9,978    $15,170
Commercial real estate......................................    6,963     14,505
Allowance for losses........................................     (250)    (1,443)
                                                              -------    -------
Total ORE, net..............................................  $16,691    $28,232
                                                              =======    =======

     Activity in the allowance for losses on ORE is summarized as follows for the year ended December 31 (in thousands):

                                                            1999      1998      1997
                                                           ------    ------    ------
Balance at beginning of year.............................  $1,443    $1,722    $3,294
Provision for losses.....................................     548       665     1,514
Charge-offs..............................................  (1,861)   (1,252)   (4,272)
Recoveries...............................................     120       308     1,186
                                                           ------    ------    ------
  Net charge-offs........................................  (1,741)     (944)   (3,086)
                                                           ------    ------    ------
Balance at end of year...................................  $  250    $1,443    $1,722
                                                           ======    ======    ======

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 9 -- DEPOSITS

     Deposits were comprised of the following at December 31 (in thousands):

                                                               1999           1998
                                                            -----------    -----------
Demand....................................................  $ 2,071,419    $ 1,976,122
Savings...................................................    2,407,528      2,291,782
Money market..............................................    3,201,298      2,634,312
Time(1)...................................................    6,581,204      6,749,244
                                                            -----------    -----------
Total deposits............................................  $14,261,449    $13,651,460
                                                            ===========    ===========

---------------
(1) Includes brokered deposits of $5.0 million at December 31, 1999 and $238.5 million at December 31, 1998.

     Scheduled maturities of time deposits at December 31, 1999 are presented in the table below (dollars in thousands):

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            INTEREST
                                                                AMOUNT        RATE
                                                              ----------    --------
Maturing in:
  2000......................................................  $5,338,145      4.94%
  2001......................................................   1,050,523      5.49
  2002......................................................      68,211      5.05
  2003......................................................      79,195      5.41
  2004......................................................      34,229      4.48
  Thereafter................................................      10,901      5.48
                                                              ----------
Total time deposits.........................................  $6,581,204      5.03
                                                              ==========

     The following table sets forth the scheduled maturities of time deposits with balances of $100,000 or more at December 31, 1999 (in thousands):

                                                               AMOUNT
                                                              --------
Maturing in:
  Three months or less......................................  $139,342
  Over three through six months.............................   260,619
  Over six months through one year..........................   280,404
  Over one year.............................................   149,911
                                                              --------
Total.......................................................  $830,276
                                                              ========

     At December 31, 1998, time deposits with balances of $100,000 or more amounted to $973.3 million.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 10 -- FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Information concerning federal funds purchased and securities sold under agreements to repurchase is summarized in the table below at or for the year ended December 31 (dollars in thousands):

                                           1999                    1998                    1997
                                   ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                INTEREST                INTEREST                INTEREST
                                     AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                   ----------   --------   ----------   --------   ----------   --------
At year end:
  Federal funds purchased........  $  785,000     5.13%    $  474,980     5.26%    $       --       --%
  Securities sold under
     agreements to repurchase....     321,067     5.78      1,770,238     5.35      2,975,774     5.85
                                   ----------              ----------              ----------
Total federal funds purchased and
  securities sold under
  agreements to repurchase.......  $1,106,067     5.32     $2,245,218     5.33     $2,975,774     5.85
                                   ==========              ==========              ==========
Average during the year:
  Federal funds purchased........  $1,816,260     5.17%    $  219,050     5.20%    $       --       --%
  Securities sold under
     agreements to repurchase....   1,358,989     5.14      1,584,131     5.58      3,628,681     5.70
                                   ----------              ----------              ----------
Total federal funds purchased and
  securities sold under
  agreements to repurchase.......  $3,175,249     5.15     $1,803,181     5.54     $3,628,681     5.70
                                   ==========              ==========              ==========
Maximum month-end balance during
  the year:
  Federal funds purchased........  $2,280,613              $  805,000              $       --
  Securities sold under
     agreements to repurchase....   1,841,569               2,694,808               4,265,905

     Federal funds purchased and securities sold under agreements to repurchase generally mature within thirty days of the transaction date.

     Accrued interest payable on securities sold under agreements to repurchase, which is included under the caption "Other liabilities" in the accompanying Consolidated Statements of Financial Condition, amounted to $0.2 million, $4.8 million and $21.0 million at December 31, 1999, 1998 and 1997, respectively.

     MBS pledged as collateral for securities sold under agreements to repurchase were delivered to the counterparties to the transactions. The counterparties may have loaned these MBS to other parties in the normal course of their operations and agreed to resell to the Company the identical MBS sold.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 11 -- OTHER SHORT-TERM BORROWINGS

     Information concerning other short-term borrowings is summarized in the table below at or for the year ended December 31 (dollars in thousands):

                                           1999                    1998                    1997
                                   ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                INTEREST                INTEREST                INTEREST
                                     AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                   ----------   --------   ----------   --------   ----------   --------
At year end:
  Federal Home Loan Bank of New
     York ("FHLBNY") advances....  $3,711,086     5.12%    $3,647,330     5.80%    $2,136,675     5.96%
  Treasury tax and loan notes....   1,598,154     3.74          9,474     4.14          3,943     5.25
  Other..........................      12,598     3.99         99,929     6.49             --       --
                                   ----------              ----------              ----------
Total other short-term
  borrowings.....................  $5,321,838     4.70     $3,756,733     5.81     $2,140,618     5.96
                                   ==========              ==========              ==========
Average during the year:
  FHLBNY advances................  $2,076,887     5.29%    $3,004,269     5.67%    $  916,737     5.79%
  Treasury tax and loan notes....     170,692     4.83         64,798     5.25          2,898     5.35
  Other..........................      31,391     6.09         30,911     6.47             --       --
                                   ----------              ----------              ----------
Total other short-term
  borrowings.....................  $2,278,970     5.27     $3,099,978     5.67     $  919,635     5.79
                                   ==========              ==========              ==========
Maximum month-end balance during
  the year:
  FHLBNY advances................  $3,711,086              $3,899,375              $2,187,527
  Treasury tax and loan notes....   1,598,154                 620,000                   6,063
  Other..........................     105,495                  99,929                      --

     Scheduled principal repayments of other short-term borrowings outstanding at December 31, 1999 were $3.7 billion in January 2000, $1.2 billion in February 2000, $250.0 million in May 2000 and $125.0 million in June 2000.

     At December 31, 1999, FHLBNY short-term advances, as well as long-term FHLBNY advances discussed in Note 12, "Long-Term Debt," were collateralized by Dime FSB's investment in FHLBNY stock and by certain MBS and residential real estate loans.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 12 -- LONG-TERM DEBT

     Long-term debt consisted of the following at December 31 (dollars in thousands):

                                                                 1999         1998
                                                              ----------    --------
FHLBNY advances:
  Adjustable-rate; due 1999 to 2001; stated interest rates
     of 6.004% to 6.146% (1999) and 5.211% to 5.605%
     (1998).................................................  $  477,000    $200,000
  Fixed-rate; due 1999 to 2011; stated interest rates of
     5.73% to 7.44%; par value of $274,575 (1999) and
     $229,680 (1998)........................................     274,600     229,785
                                                              ----------    --------
          Total FHLBNY advances.............................     751,600     429,785
                                                              ----------    --------
Senior notes; due 2001 to 2005; stated fixed interest rates
  of 6.375% to 7.00% (1999) and 10.50% (1998); par value of
  $350,000 (1999) and $100,000 (1998).......................     348,322      98,977
Medium-term notes; due 2000 to 2003; stated fixed interest
  rates of 6.27% to 7.34%; par value of $47,800 (1999) and
  $51,000 (1998)............................................      48,541      51,983
Bonds, preferred stocks and loans transferred in put
  transactions; due 2000 to 2016; stated fixed interest
  rates of 4.08% to 8.125% (1999) and 4.08% to 8.40%
  (1998)....................................................      17,405      20,182
Other.......................................................          --       7,965
                                                              ----------    --------
Total long-term debt........................................  $1,165,868    $608,892
                                                              ==========    ========

     The weighted average effective interest rate on long-term debt was 6.44% at December 31, 1999 and 6.75% at December 31, 1998. Scheduled principal repayments of long-term debt for the five years subsequent to December 31, 1999 were $186.5 million in 2000, $737.9 million in 2001, $21.3 million in 2002, $33.7 million in 2003 and $71.5 million in 2004.

     The senior notes are unsecured obligations of the Holding Company and are not subordinated to any other indebtedness of the Holding Company. During 1999, the Holding Company issued $200.0 million of 6.375% senior notes due January 2001 and $150.0 million of 7.00% senior notes due July 2001. These senior notes are not redeemable prior to their scheduled maturity. During January 1999, the Holding Company, at its option, redeemed all of its then outstanding $100.0 million of 10.50% senior notes that were due in November 2005. These senior notes had been issued in 1994.

     The medium-term notes, all of which were assumed in connection with the NAMC Acquisition, are unsecured. The terms of these notes provide for a single principal payment at maturity. During 1999, the Company purchased $3.0 million of 7.315% medium-term notes due in August 2003 and $0.2 million of 7.29% medium-term notes due in August 2003.

     From 1983 to 1985, Dime FSB had entered into various borrowing agreements under which it transferred certain tax-exempt bonds, preferred stocks and tax-exempt loans to certain unit investment trusts and others, accompanied by put options. During the terms of the agreements, the holders are entitled to return the assets to Dime FSB under various circumstances at specified prices. The underlying bonds, preferred stocks and loans transferred in the put transactions had carrying values of $7.9 million, $1.5 million and $7.8 million, respectively, at December 31, 1999 and $8.6 million, $3.3 million and $8.4 million, respectively, at December 31, 1998. At those dates, these borrowing agreements were further collateralized by designated MBS.

     At December 31, 1999, the Holding Company had an effective shelf registration with the Securities and Exchange Commission under which it could issue an aggregate of $150.0 million of debentures, notes or other unsecured evidences of indebtedness. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

                      DIME BANCORP, INC. AND SUBSIDIARIES

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

     The carrying value and outstanding principal amount of the Trust Preferred Securities was $152.2 million and $155.2 million, respectively, at December 31, 1999 and $162.0 million and $165.2 million, respectively, at December 31, 1998. During 1999 and 1998, the Holding Company purchased $10.0 million and $34.8 million, respectively, of the outstanding Series A Capital Securities. The Trust Preferred Securities have an effective interest rate of 9.53%.

NOTE 14 -- STOCKHOLDERS' EQUITY

  Preferred Stock

     At December 31, 1999 and 1998, the Holding Company was authorized to issue, in one or more series, 40 million shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The powers, designations, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, including, but not limited to, the number of shares of any series of Preferred Stock, the dividend rights, redemption rights, liquidation preferences, voting rights and conversion rights of any series is determined by the board of directors of the Holding Company (the "Board"). As of December 31, 1999, no shares of the Preferred Stock have ever been issued.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Common and Treasury Stock

     The following table sets forth the Holding Company's common share activity during the years indicated.

                                                                   COMMON SHARES
                                                    -------------------------------------------
                                                                      HELD IN
                                                      ISSUED         TREASURY       OUTSTANDING
                                                    -----------    -------------    -----------
Balance at December 31, 1996......................  108,262,216     (3,518,297)     104,743,919
Purchased for treasury............................           --     (9,287,100)      (9,287,100)
Issued in connection with the NAMC Acquisition....   11,958,077      7,479,664       19,437,741
Issued in connection with employee stock plans,
  net.............................................       36,166      1,427,601        1,463,767
                                                    -----------     ----------      -----------
  Balance at December 31, 1997....................  120,256,459     (3,898,132)     116,358,327
Purchased for treasury............................           --     (6,371,800)      (6,371,800)
(Repurchased) issued in connection with employee
  stock plans, net................................       (4,000)     1,587,074        1,583,074
                                                    -----------     ----------      -----------
  Balance at December 31, 1998....................  120,252,459     (8,682,858)     111,569,601
Purchased for treasury............................           --     (3,867,900)      (3,867,900)
Issued in connection with the Lakeview
  Acquisition.....................................           --      2,852,321        2,852,321
Issued in connection with employee stock plans,
  net.............................................           --        340,848          340,848
                                                    -----------     ----------      -----------
Balance at December 31, 1999......................  120,252,459     (9,357,589)     110,894,870
                                                    ===========     ==========      ===========

     At December 31, 1999, 15.1 million shares of Common Stock were reserved for future issuance under the Company's stock-based employee benefit plans.

     At December 31, 1999, the Holding Company had one Common Stock repurchase program in effect. This program, which was announced in September 1998, authorized the Holding Company to repurchase up to approximately 5.6 million shares of outstanding Common Stock. Through the end of 1999, 4.2 million shares of Common Stock were repurchased under this program. This program was rescinded in February 2000 in connection with the Merger. No shares of Common Stock were repurchased under this program subsequent to December 31, 1999.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

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

NOTE 15 -- REGULATORY MATTERS

     Dime FSB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of Dime FSB and the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action ("PCA"), Dime FSB must meet specific capital guidelines that involve quantitative measures of Dime FSB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Dime FSB's regulatory capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation by the Office of Thrift Supervision ("OTS") to ensure capital adequacy (the "Capital Adequacy Regulations") require Dime FSB to maintain, as set forth in the table below, specified minimum amounts of and ratios of tangible and core ("tier 1") capital to adjusted total assets and of total risk-based capital to total risk-weighted assets. Management believes that, as of December 31, 1999, Dime FSB was in compliance with the Capital Adequacy Regulations.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the OTS adopted PCA regulations (the "PCA Regulations") which established five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be categorized as well capitalized, Dime FSB must maintain, as set forth in the table below, specified minimum amounts and ratios of core capital to adjusted total assets and tier 1 and total risk-based capital to total risk-weighted assets. As of December 31, 1999, Dime FSB was categorized as well capitalized under the regulatory framework for PCA. There are no conditions or events since that date that management believes have changed Dime FSB's category.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table summarizes, at December 31 for the years shown, Dime FSB's actual regulatory capital amounts and ratios, as well as its minimum capital requirements under the Capital Adequacy Regulations and under the PCA Regulations for it to be deemed well capitalized (dollars in thousands):

                                                    1999                   1998
                                             -------------------    -------------------
                                               AMOUNT      RATIO      AMOUNT      RATIO
                                             ----------    -----    ----------    -----
Actual regulatory capital:
  Tangible and core capital................  $1,383,046     5.90%   $1,282,010     5.82%
  Tier 1 risk-based capital................   1,383,046     8.80     1,282,010     9.58
  Total risk-based capital.................   1,623,342    10.33     1,387,091    10.37
Minimum capital requirements pursuant to
  the:
  Capital Adequacy Regulations:
     Tangible capital......................     351,459     1.50       330,622     1.50
     Core capital..........................     702,919     3.00       661,243     3.00
     Total risk-based capital..............   1,257,721     8.00     1,070,282     8.00
  PCA Regulations to be deemed well
     capitalized:
     Core capital..........................   1,171,531     5.00     1,102,072     5.00
     Tier 1 risk-based capital.............     943,291     6.00       802,711     6.00
     Total risk-based capital..............   1,572,151    10.00     1,337,852    10.00

     Dime FSB's ability to pay cash dividends to the Holding Company and make other capital distributions is limited by OTS regulations. As Dime FSB is a subsidiary of a savings and loan holding company, it is required to file a notice with the OTS at least 30 days prior to making a capital distribution. OTS regulations require a savings association to file an application prior to making a capital distribution if: (i) it is not eligible for expedited treatment under the OTS application processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years; (iii) the savings association would not be at least adequately capitalized under the PCA Regulations following the distribution; or
(iv) the capital distribution would violate a prohibition contained in any statute, regulation or agreement with the OTS (or with the FDIC) or a condition imposed in an OTS-approved application or notice. The OTS may, under certain circumstances, disapprove a notice or deny an application.

     Federal Reserve Board regulations require Dime FSB to maintain specified minimum reserve balances against certain deposits. These reserves, which may consist of vault cash and non-interest earning deposits at the Federal Reserve Bank of New York, were $67.6 million and $39.1 million for the calculation periods including December 31, 1999 and 1998, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 16 -- NET GAINS ON SALES ACTIVITIES

     Net gains on sales activities were comprised of the following for the year ended December 31 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Net gains (losses) on:
  Sales of loans held for sale.....................  $186,125    $217,271    $ 23,219
  Sales of mortgage servicing rights...............    12,135       1,986       6,888
  Securities activities............................     2,062      21,855     (17,794)
  Sale of branch...................................        --       9,512          --
  Other............................................       105      (6,173)       (277)
                                                     --------    --------    --------
Total net gains on sales activities................  $200,427    $244,451    $ 12,036
                                                     ========    ========    ========

NOTE 17 -- EMPLOYEE BENEFIT PLANS

  Pension and Postretirement Health Care and Life Insurance Plans

     The Company currently maintains two non-contributory, qualified, defined benefit pension plans (the "Qualified Pension Plans"), including a plan assumed in connection with the Lakeview Acquisition. These plans cover, except as noted, substantially all salaried employees of the Company who meet certain age and length of service requirements. At December 31, 1999, the assets of the Qualified Pension Plans primarily consisted of debt securities and equity securities, including 730,364 shares of the Common Stock. NAMC personnel are generally covered by a plan maintained by NAMC (see "Other Plans"). The Company also maintains various non-contributory, non-qualified, defined benefit pension plans (the "Non-Qualified Pension Plans"). Benefits under these plans have not been prefunded by the Company.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table provides details of the changes in the benefit obligation and fair value of plan assets for the above plans for each of the years shown and a reconciliation, at the end of each year shown, of the funded status of the plans with the net amount recognized in the consolidated statement of financial condition (in thousands):

                                                                           OTHER
                                            PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                          --------------------    ------------------------
                                            1999        1998         1999          1998
                                          --------    --------    ----------    ----------
Change in benefit obligation during the
  year:
  Benefit obligation at beginning of
     year...............................  $175,811    $170,722     $ 54,701      $ 52,646
  Service cost..........................     7,423       5,989          641           653
  Interest cost.........................    12,025      11,392        3,208         3,552
  Plan participants' contributions......        --          --          163           199
  Acquisitions..........................     1,048          --          210            --
  Actuarial (gain) loss.................   (20,899)        923      (11,734)          341
  Curtailment gain......................        --          --       (5,059)           --
  Settlement gain.......................        --          --          (88)           --
  Benefits paid.........................   (14,398)    (13,215)      (2,869)       (2,690)
                                          --------    --------     --------      --------
     Benefit obligation at end of
       year.............................   161,010     175,811       39,173        54,701
                                          --------    --------     --------      --------
Change in fair value of plan assets
  during the year:
  Fair value of plan assets at beginning
     of year............................   157,236     154,117           --            --
  Actual return on plan assets..........    21,810      16,472           --            --
  Acquisitions..........................       481          --           --            --
  Employer contributions................    16,064       1,078        2,706         2,491
  Plan participants' contributions......        --          --          163           199
  Benefits paid.........................   (14,398)    (13,215)      (2,869)       (2,690)
  Administrative expenses paid..........    (1,144)     (1,216)          --            --
                                          --------    --------     --------      --------
     Fair value of plan assets at end of
       year.............................   180,049     157,236           --            --
                                          --------    --------     --------      --------
Funded status at end of year............    19,039     (18,575)     (39,173)      (54,701)
Unrecognized actuarial (gain) loss......   (16,452)     11,117      (11,888)         (346)
Unrecognized transition (asset)
  obligation............................    (1,375)     (2,220)      21,632        26,861
Unrecognized prior service cost.........     4,691       4,420           --            --
                                          --------    --------     --------      --------
Net amount recognized at end of year....  $  5,903    $ (5,258)    $(29,429)     $(28,186)
                                          ========    ========     ========      ========

     During 1999, the Company settled and curtailed a portion of its postretirement life insurance-related benefit obligation by purchasing life insurance contracts, which transferred the primary obligation for payment of benefits from the Company to the insurance company.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The components of the net amounts recognized in the Company's Consolidated Statements of Financial Condition in connection with its pension plans and postretirement health care and life insurance plans were as follows at December 31 (in thousands):

                                                                           OTHER
                                            PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                          --------------------    ------------------------
                                            1999        1998         1999          1998
                                          --------    --------    ----------    ----------
Prepaid benefit cost....................  $ 24,857    $ 10,626     $     --      $     --
Accrued benefit liability...............   (22,590)    (19,452)     (29,429)      (28,186)
Intangible asset........................     3,636       3,568           --            --
                                          --------    --------     --------      --------
Net amount recognized...................  $  5,903    $ (5,258)    $(29,429)     $(28,186)
                                          ========    ========     ========      ========

     Weighted average assumptions used by the Company in accounting for its pension plans and postretirement health care and life insurance plans were as follows at December 31:

                                                                                OTHER
                                                                            POSTRETIREMENT
                                                        PENSION BENEFITS       BENEFITS
                                                        ----------------    --------------
                                                         1999      1998     1999     1998
                                                        ------    ------    -----    -----
Discount rate.........................................   8.00%     7.00%    8.00%    7.00%
Rate of compensation increase.........................   4.00      4.00     4.00     4.00
Expected return on plan assets........................  10.00     10.00       --       --

     Net periodic expense associated with the Company's pension plans and postretirement health care and life insurance plans included the following components for the year ended December 31 (in thousands):

                                         PENSION BENEFITS           OTHER POSTRETIREMENT BENEFITS
                                  ------------------------------   -------------------------------
                                    1999       1998       1997       1999        1998       1997
                                  --------   --------   --------   ---------   --------   --------
Service cost....................  $  7,423   $  5,989   $  4,785    $   641     $  653     $  462
Interest cost...................    12,025     11,392     11,271      3,208      3,552      3,630
Expected return on plan
  assets........................   (15,344)   (14,521)   (13,968)        --         --         --
Amortization of transition
  (asset) obligation............      (845)      (845)      (845)     1,910      1,910      1,910
Amortization of prior service
  cost..........................       858        857        910         --         --         --
Recognized actuarial loss
  (gain)........................       219        104       (728)      (146)        --         --
Curtailment gain................        --         --         --     (1,842)        --         --
Settlement gain.................        --         --         --        (33)        --         --
                                  --------   --------   --------    -------     ------     ------
Net periodic expense............  $  4,336   $  2,976   $  1,425    $ 3,738     $6,115     $6,002
                                  ========   ========   ========    =======     ======     ======

     Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 1999 and 1998 consisted of the Non-Qualified Pension Plans. The aggregate projected benefit obligation and accumulated benefit obligation of these plans amounted to $24.3 million and $22.6 million, respectively, at December 31, 1999 and $20.6 million and $19.5 million, respectively, at December 31, 1998.

     As of December 31, 1999, the health care cost trend rate for participants less than 65 years old was assumed to be 8.0% for 2000, declining gradually until a floor of 5.0% was reached in 2003. For all other participants, as of December 31, 1999, the health care cost trend rate for each future year was assumed to be 5.0%. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the related accumulated benefit obligation at December 31, 1999 by $639 thousand and the aggregate of the related service and interest cost components by $49 thousand. A 1.0% decrease in the assumed health care cost trend

                      DIME BANCORP, INC. AND SUBSIDIARIES
rates in each year would decrease the related accumulated benefit obligation by $594 thousand and the aggregate of the related service and interest cost components by $46 thousand.

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

     In connection with the NAMC Acquisition, the Company assumed the NAMC Retirement and 401(k) Savings Plan, which covers substantially all NAMC personnel, except those employees of NAMC covered under the Qualified Pension Plans or the Retirement 401(k) Investment Plan. Under the provisions of the retirement benefit component of this plan, contributions are made by the Company equal to 4% of the participant's eligible pay. Participants vest in such contributions over a period of seven years. The provisions of the 401(k) savings component of this plan provide for contributions by participants of up to 15% of their total pay on a before-tax basis, up to legal limits, and matching contributions by the Company of up to 1.5% of a participant's eligible compensation. Participants vest immediately in their own contributions and over a period of four years for the Company's contributions. Contributions to the NAMC Retirement and 401(k) Savings Plan are invested, in accordance with the participant's direction, in one or any combination of available investment options.

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

     The aggregate expense recognized by the Company in connection with the above plans was $10.3 million, $8.7 million and $4.9 million for 1999, 1998 and 1997, respectively.

NOTE 18 -- STOCK PLANS

  Stock Option and Stock Incentive Plans

     As of December 31, 1999, the Company, as further discussed below, had in effect three stock incentive plans under which shares of Common Stock were available for future grants. All options to purchase Common Stock that have been awarded under these plans have an exercise price equal to the grant-date market price of the Common Stock, generally vest in three equal annual installments beginning one year from the date of grant and expire eleven years from the date of grant.

     During 1991, the Company adopted a stock incentive plan (the "1991 SIP") that provides for grants to all employees of stock options, stock appreciation rights ("SARs"), restricted Common Stock, deferred Common Stock, certain loans and tax offset payments. The 1991 SIP was amended during 1998 to, among other things, extend its termination date to March 2008 from February 2004, increase the number of shares of Common Stock reserved for issuance by 5,000,000 and provide that the exercise price of options granted on or after the date of amendment will not be less than the market price of the Common Stock at the date of grant.

                      DIME BANCORP, INC. AND SUBSIDIARIES

At December 31, 1999, 4,173,245 shares of Common Stock remained available for future grants under the 1991 SIP.

     The Company adopted a broad-based stock incentive plan during 1997 (the "1997 SIP"), under which all employees, excluding certain officers, are eligible to receive options to purchase Common Stock at an exercise price equal to the market price of the Common Stock at the date of grant. An aggregate of 950,000 shares of Common Stock have been reserved for issuance under this plan (including 350,000 shares reserved during 1999 and 300,000 shares reserved during 1998), of which 90,783 shares remained available for future grants as of December 31, 1999. The 1997 SIP does not have an established termination date, but may be terminated at any time by the Board.

     The Holding Company's stockholders approved a stock incentive plan for outside directors during 1997 ("the 1997 SIP for Outside Directors"). As amended during 1998, this plan provides for discretionary grants by the Board to outside directors of the Holding Company and its eligible direct and indirect subsidiaries of stock options, SARs, restricted Common Stock and deferred Common Stock. The terms of such grants are established by the Board. Under the 1997 SIP for Outside Directors, which terminates in 2007, 350,000 shares of Common Stock have been reserved for issuance, of which 293,500 shares remained available for future grants as of December 31, 1999.

     At December 31, 1999, stock options remained outstanding under the Company's Pride Shares Program, a three year broad-based stock option plan adopted in 1997 and which terminated during 1999. Under the Pride Shares Program, there was a grant in each of 1997 and 1998 of an option to each eligible full-time employee and each eligible part-time employee to purchase 150 shares and 75 shares, respectively, of Common Stock. During 1999, there was a final grant under the Pride Shares Program of an option to each eligible full-time employee and each eligible part-time employee to purchase 200 shares and 100 shares, respectively, of Common Stock. A total of 2,975,000 shares of Common Stock were reserved for issuance under the Pride Shares Program, including 975,000 shares during 1999. In total, options to purchase 2,818,025 shares of Common Stock were awarded under the Pride Shares Program. Such options have an exercise price equal to the grant-date market price of the Common Stock and expire eleven years from the date of grant. Vesting of stock options awarded under the Pride Shares program generally occurs at the earlier of five years after the date of grant or the date the Common Stock price reaches a specified target price (as established at the date of grant) and its closing price stays at, or rises above, that target price for five consecutive trading days. The specified target prices for the stock options granted in 1999, 1998 and 1997 were $31.25, $36.00 and $20.00, respectively. As of December 31, 1999, the target price vesting test has been achieved only for those stock options granted in 1997.

     In addition, at December 31, 1999, Common Stock-based awards remained outstanding that were granted under various stock option and stock incentive plans that terminated in years prior to 1999.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table provides a summary of the Company's stock option activity for the years ended December 31, 1999, 1998 and 1997 and stock options exercisable at the end of each of those years:

                                    1999                   1998                    1997
                            --------------------   ---------------------   ---------------------
                                        WEIGHTED                WEIGHTED                WEIGHTED
                             NUMBER     AVERAGE      NUMBER     AVERAGE      NUMBER     AVERAGE
                               OF       EXERCISE       OF       EXERCISE       OF       EXERCISE
                             OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                            ---------   --------   ----------   --------   ----------   --------
Outstanding at beginning
  of year.................  6,207,021    $17.30     5,553,578    $12.53     3,934,258    $ 8.96
Exchanged in connection
  with the NAMC
  Acquisition.............         --        --            --        --     1,862,087     14.18
Granted...................  2,758,075     23.56     2,081,815     29.08     1,256,875     18.92
Exercised.................   (328,282)     9.67    (1,165,912)    13.31    (1,331,525)    10.16
Expired or forfeited......   (698,406)    26.77      (262,460)    27.55      (168,117)    13.64
                            ---------              ----------              ----------
Outstanding at end of
  year....................  7,938,408     18.96     6,207,021     17.30     5,553,578     12.53
                            =========              ==========              ==========
Exercisable at end of
  year....................  4,126,453     13.45     3,654,757     11.18     4,334,583     11.27

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              ---------------------------------------      --------------------
                                          WEIGHTED                                     WEIGHTED
                               NUMBER     AVERAGE    WEIGHTED AVERAGE       NUMBER     AVERAGE
                                 OF       EXERCISE      REMAINING             OF       EXERCISE
RANGE OF EXERCISE PRICES       OPTIONS     PRICE     CONTRACTUAL LIFE       OPTIONS     PRICE
------------------------      ---------   --------   ----------------      ---------   --------
$ 1.13 - $ 4.91.............    477,369    $ 2.53          2.4 years         477,369    $ 2.53
  5.61 -   9.75.............  1,089,747      8.14          4.7             1,089,747      8.14
 10.09 -  14.81.............  1,294,589     12.87          7.6               965,164     12.20
 15.13 -  18.89.............  1,135,275     17.24          7.0               947,903     17.45
 20.00 -  24.63.............  1,020,100     23.71          9.9                75,338     22.37
 25.25 -  29.94.............  2,337,478     26.47          9.6               552,191     26.86
 30.13 -  31.06.............    583,850     31.04          9.2                18,741     30.85
                              ---------                                    ---------
  1.13 -  31.06.............  7,938,408     18.96          7.8             4,126,453     13.45
                              =========                                    =========

     At December 31, 1999, a total of 2,520,771 limited SARs were outstanding, all of which have been issued in tandem with stock options. These SARs are exercisable only for a period of 60 days following the occurrence of certain specified changes in ownership or control of the Company or certain of its subsidiaries.

     The number of shares of restricted Common Stock issued by the Company during 1999, 1998 and 1997 amounted to 26,750, 341,500 and 95,640, respectively.
These shares had a weighted average grant price of $0.01 in 1999, $0.84 in 1998 and $1.00 in 1997 and a weighted average grant-date fair value of $19.98 in 1999, $28.05 in 1998 and $16.76 in 1997. Restrictions generally lapse in three equal annual installments beginning either one year or three years from the date of grant. At December 31, 1999, 371,965 shares of restricted Common Stock were outstanding. Compensation expense recognized in operations in connection with restricted Common Stock awards was $2.9 million in 1999, $2.8 million in 1998 and $0.7 million in 1997.

  Employee Stock Purchase Plan

     In 1993, the Company adopted an employee stock purchase plan (the "ESPP"), reserving 1,000,000 shares of Common Stock for purchase by eligible employees of the Company. In 1999, the Holding Company's stockholders approved an increase in the number of shares of Common Stock reserved for purchase under the ESPP by 2,000,000. The ESPP permits a per share purchase price of between 85% and

                      DIME BANCORP, INC. AND SUBSIDIARIES

100%, as established by the Compensation Committee of the Board (the "Compensation Committee"), of the Common Stock market price on the first date of the relevant purchase period. The Compensation Committee also establishes the purchase period, which may not exceed twelve months, and number of shares made available to each eligible participant during a specified purchase period. As of December 31, 1999, the Compensation Committee has set the per share purchase price under the ESPP at less than 100% of the Common Stock market price at the start of the purchase period only in 1994. Through December 31, 1999, a total of 364,559 shares of Common Stock have been purchased under the ESPP.

     The following table summarizes purchase rights activity under the ESPP for the year ended December 31:

                                                                1999       1998       1997
                                                              --------    -------    -------
Outstanding at beginning of year............................   366,431     81,108     63,447
Granted(1)..................................................   458,816    411,989     88,513
Exercised...................................................        --    (79,812)   (60,602)
Expired or forfeited........................................  (464,637)   (46,854)   (10,250)
                                                              --------    -------    -------
Outstanding at end of year..................................   360,610    366,431     81,108
                                                              ========    =======    =======

---------------
(1) The purchase price was $23.00 in 1999, $30.13 in 1998 and $15.38 in 1997.

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

                                    1999                  1998                  1997
                             -------------------   -------------------   -------------------
                                AS        PRO         AS        PRO         AS        PRO
                             REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
                             --------   --------   --------   --------   --------   --------
Net income.................  $239,813   $231,282   $237,086   $230,522   $121,714   $117,914
Basic earnings per share...      2.15       2.08       2.09       2.03       1.14       1.11
Diluted earnings per
  share....................      2.13       2.05       2.06       2.00       1.12       1.09

     In preparing the pro forma information, the fair value of each stock option granted and each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted average grant-date fair value of each stock option and each

                      DIME BANCORP, INC. AND SUBSIDIARIES

ESPP purchase right granted, as well as the assumptions used in valuing such grants, during the years ended December 31:

                                              STOCK OPTIONS           ESPP PURCHASE RIGHTS
                                         ------------------------   ------------------------
                                          1999     1998     1997     1999     1998     1997
                                         ------   ------   ------   ------   ------   ------
Weighted average grant-date fair
  value................................  $ 9.38   $11.54   $ 7.09   $ 3.36   $ 4.34   $ 2.16
Weighted average assumptions:
  Expected life (in years).............    5.47     5.56     5.41     1.00     1.00     1.00
  Risk-free interest rate..............    5.25%    5.16%    6.30%    4.94%    5.54%    6.12%
  Common Stock volatility..............   36.51    36.94    32.07    32.98    31.00    30.00
  Dividend yield.......................    1.14     0.69     0.83     1.22     0.66     1.04

NOTE 19 -- OTHER GENERAL AND ADMINISTRATIVE EXPENSE

     The following table provides details of other general and administrative expense for the year ended December 31 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Data processing and communications.................  $ 48,555    $ 43,782    $ 27,292
Professional services..............................    18,318      22,107      13,179
Postage and messenger services.....................    17,257      16,846       8,781
Marketing and promotional..........................    16,475      20,785      15,831
Stationery, printing and supplies..................    12,738      13,366       7,881
Year 2000 plan.....................................     5,491      16,197       1,286
Other..............................................    63,225      66,266      41,279
                                                     --------    --------    --------
Total other general and administrative expense.....  $182,059    $199,349    $115,529
                                                     ========    ========    ========

NOTE 20 -- INCOME TAXES

     Income tax expense attributable to income before extraordinary items consisted of the following for the year ended December 31 (in thousands):

                                                        1999        1998       1997
                                                      --------    --------    -------
Current:
  Federal...........................................  $ 32,347    $ 26,804    $ 4,432
  State and local...................................    10,920      33,269      6,332
                                                      --------    --------    -------
          Total current.............................    43,267      60,073     10,764
                                                      --------    --------    -------
Deferred:
  Federal...........................................    96,692      54,687     62,494
  State and local...................................     2,553      (1,281)     1,776
                                                      --------    --------    -------
          Total deferred............................    99,245      53,406     64,270
                                                      --------    --------    -------
Total income tax expense attributable to income
  before extraordinary items........................  $142,512    $113,479    $75,034
                                                      ========    ========    =======

     Excluded from the preceding table were income tax benefits of $3.0 million in 1999, $3.0 million in 1998 and $0.9 million in 1997 associated with the recognition of extraordinary losses on the early extinguishment of debt. The preceding table also excludes the tax effects recorded directly to stockholders' equity in connection with unrealized gains and losses on securities available for sale and certain tax benefits associated with the

                      DIME BANCORP, INC. AND SUBSIDIARIES

Company's stock-based compensation plans. In the aggregate, these tax effects increased stockholders' equity by $61.3 million, $3.7 million and $8.1 million in 1999, 1998 and 1997, respectively.

     The following is a reconciliation of federal income tax expense attributable to income before extraordinary items computed at the statutory rate of 35.0% to the actual income tax expense attributable to income before extraordinary items for the year ended December 31 (in thousands):

                                                        1999        1998       1997
                                                      --------    --------    -------
Statutory federal income tax expense................  $135,258    $124,119    $69,373
Increase (decrease) in income tax expense resulting
  from:
  State and local income taxes, net of federal
     income tax benefit.............................     8,758      20,793      5,270
  Non-deductible amortization of goodwill...........     4,581       3,751      1,334
  Restructuring of assets within corporate
     entities.......................................        --     (32,129)        --
  Other, net........................................    (6,085)     (3,055)      (943)
                                                      --------    --------    -------
Total income tax expense attributable to income
  before extraordinary items........................  $142,512    $113,479    $75,034
                                                      ========    ========    =======

     The Company's effective income tax rate on income before extraordinary items was 36.9% for 1999, 32.0% for 1998 and 37.9% for 1997.

     The combined federal, state and local income tax effects of temporary differences that gave rise to significant portions of the Company's deferred tax assets and deferred tax liabilities were as follows at December 31 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Deferred tax assets:
  Excess tax basis and potential bad debt
     deductions relating to non-performing
     assets........................................  $ 62,845    $ 47,737    $ 54,029
  Securities.......................................    68,080       9,419      18,192
  Financial statement reserves not yet realized for
     tax purposes..................................    13,917      20,753      12,311
  Postretirement benefits other than pensions......    12,200      11,170      10,336
  Federal alternative minimum tax and general
     business tax credit carryforwards.............     4,676      11,810       9,855
  Premises and equipment...........................     1,114       2,969       2,706
  Net operating loss carryforward..................        --      22,751      73,093
  Other, net.......................................    16,995          --      12,478
                                                     --------    --------    --------
          Total deferred tax assets................   179,827     126,609     193,000
                                                     --------    --------    --------
Deferred tax liabilities:
  Mortgage servicing assets........................   132,351      55,397      67,079
  Loans receivable.................................    29,875      13,148      23,790
  Other, net.......................................        --       6,278          --
                                                     --------    --------    --------
          Total deferred tax liabilities...........   162,226      74,823      90,869
                                                     --------    --------    --------
Net deferred tax assets............................  $ 17,601    $ 51,786    $102,131
                                                     ========    ========    ========

     At December 31, 1999, the Company no longer had net operating loss or general business tax credit carryforwards for federal income tax purposes. The Company, at December 31, 1999, had federal alternative

                      DIME BANCORP, INC. AND SUBSIDIARIES
minimum tax credit carryforwards of $4.7 million, which are available to reduce future federal income taxes without expiration.

     During 1996, federal legislation was enacted that generally eliminates the potential recapture of federal income tax deductions arising from commonly used methods of calculating bad debt reserves for periods prior to 1988 if an institution with a thrift charter (such as Dime FSB) were to change to a commercial bank charter. In addition, this legislation repealed the reserve method of tax accounting for bad debts used by Dime FSB and other "large" thrift institutions, effective for taxable years beginning after 1995. The legislation also contains provisions that require the recapture in future periods of tax reserves for periods after 1987, but such provisions have not and are not expected to have a material impact on the Company's consolidated financial statements. Further, New York State legislation was enacted during 1996, and New York City legislation was enacted in March 1997, allowing thrift institutions to continue to use the reserve method of tax accounting for bad debts and to determine a deduction for bad debts in a manner similar to prior law.

     At December 31, 1999, Dime FSB had approximately $170 million of bad debt reserves for New York income tax purposes for which no provision for income tax had been made. For federal income tax purposes, approximately $180 million of Dime FSB's previously accumulated bad debt deductions are subject to recapture upon its distribution to the Holding Company. It is not Dime FSB's intention to make any distributions to the Holding Company, or use the reserve in any manner, that would create income tax liabilities for Dime FSB.

     In order for Dime FSB to be permitted to maintain a New York tax bad debt reserve for thrifts, certain thrift definitional tests must be met, including maintaining at least 60% of its assets in qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If Dime FSB failed to meet these definitional tests, the transition to the reserve method permitted commercial banks would result in an increase in the New York tax provision because a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York bad debt reserve.

NOTE 21 -- EARNINGS PER COMMON SHARE

     The following table sets forth the computations of basic and diluted earnings per common share for the year ended December 31 (in thousands, except per share data):

                                                       1999        1998        1997
                                                     --------    --------    --------
Basic earnings per common share:
  Numerators:
     Income before extraordinary items.............  $243,940    $241,143    $123,174
     Extraordinary items...........................    (4,127)     (4,057)     (1,460)
                                                     --------    --------    --------
     Net income....................................  $239,813    $237,086    $121,714
                                                     ========    ========    ========
  Denominator:
     Weighted average number of common shares
       outstanding.................................   111,355     113,452     106,585
  Basic earnings per common share:
     Income before extraordinary items.............  $   2.19    $   2.13    $   1.15
     Extraordinary items...........................     (0.04)      (0.04)      (0.01)
                                                     --------    --------    --------
     Net income....................................  $   2.15    $   2.09    $   1.14
                                                     ========    ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

                                                       1999        1998        1997
                                                     --------    --------    --------
Diluted earnings per common share:
  Numerators:
     Income before extraordinary items.............  $243,940    $241,143    $123,174
     Extraordinary items...........................    (4,127)     (4,057)     (1,460)
                                                     --------    --------    --------
     Net income....................................  $239,813    $237,086    $121,714
                                                     ========    ========    ========
  Denominator:
     Weighted average number of common shares
       outstanding.................................   111,355     113,452     106,585
     Weighted average number of common equivalent
       shares due to stock options, restricted
       stock and employee stock purchase rights....     1,178       1,701       2,028
                                                     --------    --------    --------
     Weighted average number of diluted common
       shares outstanding..........................   112,533     115,153     108,613
                                                     ========    ========    ========
  Diluted earnings per common share:
     Income before extraordinary items.............  $   2.17    $   2.09    $   1.13
     Extraordinary items...........................     (0.04)      (0.03)      (0.01)
                                                     --------    --------    --------
     Net income....................................  $   2.13    $   2.06    $   1.12
                                                     ========    ========    ========

NOTE 22 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses various derivative financial instruments as part of its overall interest rate risk-management strategy and to manage certain risks associated with its mortgage banking activities. For a further discussion of the Company's objectives and strategies relating to its use of derivative financial instruments for risk-management purposes, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management -- Derivative Financial Instruments."

     The Company, to a very limited extent, has also used derivative financial instruments for trading purposes.

     The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company's credit risk associated with its use of derivative financial instruments amounted to $73.9 million at December 31, 1999 and $40.8 million at December 31, 1998.

     Certain of the derivative financial instruments used by the Company for risk-management purposes at December 31, 1999 require that the Company or its counterparty, to the extent that the market value of the position for that party is negative, maintain collateral, subject to a minimum call, with the other party. If the Company is subject to an initial collateral requirement, the amount of the initial collateral modifies the collateral maintenance level.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Risk-Management Instruments

     The following table presents the notional amount and estimated fair value of derivative financial instruments used by the Company for risk-management purposes at December 31 (in thousands):

                                                              1999                      1998
                                                     -----------------------   -----------------------
                                                                   ESTIMATED                 ESTIMATED
                                                      NOTIONAL       FAIR       NOTIONAL       FAIR
                                                       AMOUNT        VALUE       AMOUNT        VALUE
                                                     -----------   ---------   -----------   ---------
Interest rate risk-management instruments:
  Interest rate swaps hedging:
    Securities available for sale..................  $   578,253   $  6,270    $   239,370   $ (2,416)
    Loans receivable...............................    1,682,125     39,157      1,475,418    (53,469)
    Short-term borrowings..........................      875,000      5,510        250,000     (1,222)
                                                     -----------   --------    -----------   --------
         Total interest rate swaps.................    3,135,378     50,937      1,964,788    (57,107)
                                                     -----------   --------    -----------   --------
  Interest rate cap corridors hedging:
    Securities available for sale..................       45,810      2,354             --         --
    Loans receivable...............................      234,894     11,845             --         --
                                                     -----------   --------    -----------   --------
         Total interest rate cap corridors.........      280,704     14,199             --         --
                                                     -----------   --------    -----------   --------
  Interest rate futures hedging:
    Securities available for sale..................      360,000         --             --         --
    Loans receivable...............................      175,900         --             --         --
    Short-term borrowings..........................           --         --        300,000         --
                                                     -----------   --------    -----------   --------
         Total interest rate futures...............      535,900         --        300,000         --
                                                     -----------   --------    -----------   --------
  Interest rate caps hedging:
    Securities available for sale..................           --         --        107,422         --
    Loans receivable...............................           --         --        101,570         --
                                                     -----------   --------    -----------   --------
         Total interest rate caps..................           --         --        208,992         --
                                                     -----------   --------    -----------   --------
  Interest rate swaptions hedging loans
    receivable.....................................           --         --         40,000         --
                                                     -----------   --------    -----------   --------
         Total interest rate risk-management
           instruments.............................    3,951,982     65,136      2,513,780    (57,107)
                                                     -----------   --------    -----------   --------
Mortgage banking risk-management instruments:
  Forward contracts hedging loans held for sale....    1,960,407     24,168      4,426,940     (9,976)
  Put options purchased hedging loans held for
    sale...........................................       74,000        488        143,000        211
  Interest rate floors hedging mortgage servicing
    assets.........................................    2,885,000     13,912      2,402,768     49,054
  Interest rate swaps hedging mortgage servicing
    assets.........................................    1,452,000    (68,235)       800,000     32,577
  Interest rate swaptions hedging mortgage
    servicing assets...............................    1,445,000     53,446             --         --
  Principal-only swaps hedging mortgage servicing
    assets.........................................       51,085        173             --         --
  Interest rate caps hedging mortgage servicing
    assets.........................................           --         --        400,000     16,411
                                                     -----------   --------    -----------   --------
         Total mortgage banking risk-management
           instruments.............................    7,867,492     23,952      8,172,708     88,277
                                                     -----------   --------    -----------   --------
Total risk-management instruments..................  $11,819,474   $ 89,088    $10,686,488   $ 31,170
                                                     ===========   ========    ===========   ========

     Interest rate swaps used by the Company at December 31, 1999 involve the exchange of fixed- and variable-rate interest payments based upon the specified notional amount. Variable-rates on these agreements were all tied to the one-or three-month London Interbank Offered Rate ("LIBOR"). The notional amount of

                      DIME BANCORP, INC. AND SUBSIDIARIES
an interest rate swap agreement is not indicative of principal to be exchanged either at its inception or maturity.

     The following table sets forth the contractual maturities of interest rate swap agreements outstanding at December 31, 1999, as well as the related weighted average interest rates payable and receivable at that date (dollars in thousands):

                            INTEREST RATE RISK MANAGEMENT           MORTGAGE BANKING RISK MANAGEMENT
                       ---------------------------------------   ---------------------------------------
                        NOTIONAL    FIXED-RATE   VARIABLE-RATE    NOTIONAL    VARIABLE-RATE   FIXED-RATE
                         AMOUNT      PAYABLE     RECEIVABLE(1)     AMOUNT      PAYABLE(1)     RECEIVABLE
                       ----------   ----------   -------------   ----------   -------------   ----------
Maturing in:
  2000...............  $  760,400      5.69%         6.36%       $       --         --%            --%
  2001...............     650,609      6.14          6.32                --         --             --
  2002...............     262,444      6.56          6.29           200,000       6.48           6.08
  2003...............      58,200      6.67          6.38                --         --             --
  2004...............     138,520      6.43          6.34           275,000       6.10           6.10
  2005...............     130,696      6.58          6.23                --         --             --
  2006...............     245,032      6.60          6.39                --         --             --
  2007...............     250,578      6.31          6.48           100,000       6.49           6.32
  2008...............     455,053      5.98          6.48           400,000       6.46           5.92
  2009...............     183,846      6.64          6.47           187,000       6.47           5.81
  2011...............          --        --            --           290,000       6.39           6.28
                       ----------                                ----------
Total interest rate
  swaps..............  $3,135,378      6.16          6.38        $1,452,000       6.39           6.06
                       ==========                                ==========

---------------
(1) Variable-rates are presented on the basis of rates in effect at December 31, 1999; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

     Interest rate futures and forward contracts represent contracts for the delayed delivery of securities or money market instruments in which the seller agrees to make delivery of a specified instrument at a specified future date, at a specified price or yield. The interest rate futures and forward contracts outstanding at year-end 1999 mature during the first quarter of 2000.

     Under each of its interest rate cap corridor agreements outstanding at the end of 1999, the Company, in exchange for the payment of a premium to the counterparty, receives the amount by which a designated market interest rate exceeds a specified strike rate up to a maximum rate, as applied to the notional amount of the agreement. These agreements had designated market rates equal to one-month LIBOR, a weighted average strike rate of 4.93% and a weighted average maximum rate of 5.93%. The maturities of the interest rate cap corridors outstanding at December 31, 1999 were $153.5 million in 2008 and $127.2 million in 2011.

     The Company's interest rate floors outstanding at December 31, 1999 represent agreements where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over a designated market interest rate (generally constant maturity Treasury of swap indices), as applied to the specified notional amount. These agreements had a weighted average strike rate of 5.80% and expected maturities of $1.2 billion in 2003, $0.8 billion in 2004, $0.3 billion in 2005 and $0.6 billion in 2009.

     Under each of its interest rate swaption agreements outstanding at the end of 1999, the Company, in exchange for the payment of a premium to the counterparty, has the right, but not the obligation, to enter into an interest rate swap agreement at a future date. The weighted average strike rate of these agreements was

                      DIME BANCORP, INC. AND SUBSIDIARIES

6.93%. The maturities of the notional amounts of the interest rate swaptions outstanding at year-end 1999 were $580.0 million in 2000, $165.0 million in 2002 and $700.0 million in 2008.

     The Company's put options purchased outstanding at December 31, 1999, all of which mature during the first quarter of 2000, give it the right, but not the obligation, to sell to the counterparty a designated financial instrument at a specified price during an agreed upon period of time or on a specific date. The Company pays a premium to the counterparty for this right.

     The principal-only swaps used by the Company at the end of 1999, all of which mature in 2000, represent agreements where the Company: (i) receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR as applied to the notional amount of the agreement; and (ii) pays or receives changes in the market value of the underlying principal-only security. Subsequent month discount amounts are based on the previous month's market value. The weighted average interest rate payable on the principal-only swaps outstanding at December 31, 1999 was 6.64%.

  Trading Instruments

     The Company did not hold any derivative financial instruments for trading purposes at the end of 1999. At December 31, 1998, the Company held interest rate caps with a notional amount of $165.0 million for trading purposes. The estimated fair value of these interest rate caps at that date was not material. The average estimated fair values of derivative financial instruments held for trading purposes during 1999 and 1998 were not material.

NOTE 23 -- COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has entered into non-cancelable lease agreements with respect to Company premises and equipment that expire at various dates through the year 2022. Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents. Net rent expense was $46.7 million, $39.2 million, and $23.7 million for 1999, 1998 and 1997, respectively. At December 31, 1999, the projected minimum future rental payments required under the terms of non-cancelable leases with terms of more than one year were $34.9 million in 2000, $32.8 million in 2001, $29.0 million in 2002, $24.8 million in 2003, $20.3 million in 2004, and $77.4 million in years thereafter. The projected minimum future rental payments have not been reduced by projected sublease rentals of $14.8 million.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The Company had the following commitments to extend credit and purchase loans at December 31 (in thousands):

                                                                 1999          1998
                                                              ----------    ----------
Commitments to extend credit:
  Residential real estate loans.............................  $  585,363    $1,289,734
  Commercial real estate loans..............................     321,220       223,486
  Consumer loans:
     Unused revolving lines of credit.......................     822,779       491,055
     Other..................................................      11,801        14,208
                                                              ----------    ----------
          Total consumer loans..............................     834,580       505,263
                                                              ----------    ----------
  Business loans:
     Unused revolving lines of credit.......................     436,591       136,868
     Other..................................................       6,544        22,247
                                                              ----------    ----------
          Total business loans..............................     443,135       159,115
                                                              ----------    ----------
          Total commitments to extend credit................   2,184,298     2,177,598
                                                              ----------    ----------
Commitments to purchase residential real estate loans.......     873,216     1,488,493
                                                              ----------    ----------
Total commitments to extend credit and purchase loans.......  $3,057,514    $3,666,091
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

     The Company had letters of credit outstanding at December 31, 1999 and 1998 of $173.0 million and $62.0 million, respectively. Letters of credit represent agreements whereby the Company guarantees the performance of a customer to a third party. The Company requires collateral to support such agreements based on the Company's evaluation of the creditworthiness of the customer. The credit risk associated with letters of credit is similar to that incurred by the Company in its lending activities.

     The Company is obligated under various limited recourse provisions associated with certain residential and commercial real estate loans sold in past years. The principal balance of loans sold with limited recourse amounted to approximately $409 million and $523 million at December 31, 1999 and 1998, respectively. The Company's exposure to credit loss on loans sold with recourse is similar to the credit risk associated with the Company's on-balance sheet loans receivable.

     On March 6, 2000, North Fork filed a lawsuit in the Delaware Court of Chancery against the Holding Company, members of the Board and Hudson, challenging a number of the provisions in the Merger Agreement and alleging, among other things, breaches of fiduciary duties by the Board. The complaint seeks, among other things, an order invalidating certain provisions of the Merger Agreement, including: (i) the Holding Company's agreement not to engage in any discussions with, or provide confidential information to, any person making an offer to merge with or acquire the Holding Company, until the completion of the Merger; (ii) the Board's agreement to recommend that the Holding Company's stockholders ("Dime

                      DIME BANCORP, INC. AND SUBSIDIARIES

Stockholders") adopt the Merger Agreement; and (iii) the Holding Company's agreement not to terminate the Merger Agreement prior to June 30, 2000 if Dime Stockholders fail to adopt its terms.

     On March 9, 2000, North Fork amended its complaint to include allegations of breach of fiduciary duties by the Board for compelling a premature stockholder vote on the Merger Agreement and of false and misleading statements in the Holding Company's proxy statement/prospectus supplement dated March 7, 2000. After the Holding Company postponed its special stockholders meeting on the Merger Agreement from March 15, 2000 to March 24, 2000, North Fork withdrew its additional motion for a temporary restraining order to enjoin the March 15th meeting, but reserved its right to proceed in the future.

     On March 17, 2000, North Fork moved for an expedited hearing and partial summary judgment with respect to its challenges to the provisions of the Merger Agreement. The Holding Company intends to vigorously oppose these motions.

     The Holding Company is the subject of at least 14 putative class action lawsuits filed on or after March 6, 2000 by Dime Stockholders: Brecher v. Toal, et. al., Miller v. Toal, et. al., Weiss v. Toal, et. al., Susser v. Toal, et. al., Lifshitz v. Toal, et. al., Pill v. Toal, et. al., Milite v. Toal, et. al., Steiner v. Toal, et. al., Shiry v. Toal, et. al., Lewis v. Toal, et. al., and Coleman v. Toal, et. al., each filed in the Delaware Court of Chancery on March 6, 2000; Great Neck Capital Appreciation Partnership v. Dime Bancorp, Inc., filed in the Delaware Court of Chancery on March 7, 2000; Silverberg v. Dime Bancorp, Inc., filed in the Supreme Court of the State of New York, County of Queens on March 9, 2000; and Graifman v. Koons, et. al., filed in the Supreme Court of the State of New York, County of New York, on March 15, 2000. Each of these purported class action lawsuits alleges, among other things, breaches of fiduciary duties by the Board and challenges the stock option granted by the Holding Company to Hudson in connection with the Merger Agreement, purported benefits to the Holding Company's directors and officers that will result from the Merger, and the rejection by the Board of North Fork's exchange offer regarding the Common Stock (the "Exchange Offer"), as further described in Note 28, "Subsequent Events."

     On March 10, 2000, the Dime Stockholder plaintiffs in some of the putative class action lawsuits filed a motion for partial summary judgment seeking a determination invalidating the same provisions of the Merger Agreement that were the subject of North Fork's complaint. The Holding Company intends to vigorously oppose these motions.

     The Holding Company believes that the various claims made against the Holding Company and the Board are without merit. However, it is not possible to predict the outcome of these claims at this time.

     For a discussion of various claims made against North Fork by the Holding Company, see Note 28, Subsequent Events.

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

NOTE 24 -- BUSINESS SEGMENTS

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The financial information provided below has been derived from the internal profitability system used by management to monitor and manage the financial performance of the Company. The accounting policies employed by each of the Company's business segments are largely the same as those described in Note 1, "Summary of Significant Accounting Policies," in all material respects, and as such, numerous intersegment transactions are recorded to appropriately reflect each segment's performance. The Company reflects its internal results on interest-earning assets and interest-bearing liabilities on a matched funded basis and accounts for intersegment revenue and transfer costs and credits based upon estimated fair market values at the time of the transaction. Certain indirect or overhead costs are allocated to the segments based on total assets and other appropriate criteria. The Company views its segments' performance on an operating earnings basis, which represent net income adjusted for the effects of certain non-recurring or unusual items.

     The following table presents certain information regarding the Company's business segments for the year ended December 31 (dollars in thousands):

                                                                               TOTAL                        TOTAL
                         RETAIL      COMMERCIAL    MORTGAGE    INVESTMENT   REPORTABLE    INTERSEGMENT    OPERATING
                         BANKING      BANKING      BANKING     PORTFOLIO     SEGMENTS     ELIMINATIONS    EARNINGS
                       -----------   ----------   ----------   ----------   -----------   ------------   -----------
1999:
Segment revenues.....  $   451,568   $  113,683   $  541,451   $   40,855   $ 1,147,557     $(30,329)    $ 1,117,228
Segment profit.......      139,269       49,863       50,692       22,327       262,151      (18,211)        243,940
Percentage of segment
  profit to total
  profit of
  reportable
  segments...........         53.1%        19.0%        19.4%         8.5%        100.0%
Segment assets at
  year-end...........  $10,902,442   $4,588,273   $3,362,991   $4,440,909   $23,294,615     $626,710     $23,921,325
1998:
Segment revenues.....  $   413,148   $   85,322   $  531,996   $   37,602   $ 1,068,068     $(57,854)    $ 1,010,214
Segment profit.......      120,244       37,373       79,417       19,238       256,272      (39,191)        217,081
Percentage of segment
  profit to total
  profit of
  reportable
  segments...........         46.9%        14.6%        31.0%         7.5%        100.0%
Segment assets at
  year-end...........  $ 9,833,981   $2,852,929   $5,464,037   $3,790,691   $21,941,638     $379,212     $22,320,850
1997:
Segment revenues.....  $   371,341   $   74,504   $  172,941   $   39,389   $   658,175     $(34,061)    $   624,114
Segment profit.......      106,968       32,973       17,854       19,849       177,644      (20,561)        157,083
Percentage of segment
  profit to total
  profit of
  reportable
  segments...........         60.2%        18.6%        10.0%        11.2%        100.0%
Segment assets at
  year-end...........  $10,478,447   $2,330,137   $2,619,872   $5,946,568   $21,375,024     $472,976     $21,848,000

     For purposes of above presentation, segment revenues reflect net interest income after provision for loan losses plus non-interest income. Segment profit reflects tax-effected operating results. The segment revenues and profit above incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the performance of certain segments, which are eliminated in the preparation of the consolidated financial statements in accordance with generally accepted accounting principles.

     The Company's management views each of its business segments as if they were stand-alone operations. As such, the results of operations for each segment reflect entries that would be recorded for an independent enterprise, such as charges for services rendered on their behalf by other segments or support units, and entries

                      DIME BANCORP, INC. AND SUBSIDIARIES
relating to the allocation of capital and to the purchase or sale of funds as needed. The capital allocated to the segment generates intersegment net interest income. Funds sold or purchased are distributed via the Company's funding center and are provided on a matched maturity basis. These intersegment entries are subsequently eliminated in consolidation.

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

     The following table sets forth reconciliations of reportable segment revenues and profit to the Company's consolidated totals for the year ended December 31 (in thousands):

                                                                OPERATING
                                                 OPERATING      EARNINGS       REPORTED
                                                  EARNINGS     ADJUSTMENTS      TOTALS
                                                 ----------    -----------    ----------
1999:
Segment revenues...............................  $1,117,228     $     --      $1,117,228
Segment profit.................................     243,940       (4,127)        239,813
1998:
Segment revenues...............................   1,010,214       10,049       1,020,263
Segment profit.................................     217,081       20,005         237,086
1997:
Segment revenues...............................     624,114      (44,761)        579,353
Segment profit.................................     157,083      (35,369)        121,714

     Reconcilements of operating earnings to reported net income is provided below for the year ended December 31 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Operating earnings.................................  $243,940    $217,081    $157,083
Items not included in operating earnings:
  Net losses related to balance sheet
     restructurings................................        --        (635)    (25,247)
  Net charges and adjustments related to
     acquisitions..................................        --          --     (21,431)
  Gain on sale of branch...........................        --       9,512          --
  Other, net.......................................        --       1,172      (8,014)
  Income tax effect on above items.................        --      (3,717)     20,783
  Adjustment to conform internal tax expense to
     corporate tax expense.........................        --      17,730          --
  Extraordinary losses on early extinguishment of
     debt, net of tax benefits.....................    (4,127)     (4,057)     (1,460)
                                                     --------    --------    --------
          Net adjustments after tax................    (4,127)     20,005     (35,369)
                                                     --------    --------    --------
Reported net income................................  $239,813    $237,086    $121,714
                                                     ========    ========    ========

     Additional information regarding the Company's business segments, including a description of the products and services from which each business segment derives its revenues, is disclosed in Item 1, "Business."

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

     The following table sets forth the carrying values and estimated fair values of the Company's on-balance sheet financial instruments at December 31, 1999 and 1998. For purposes of this presentation, the estimated fair values of off-balance sheet derivative financial instruments used for risk-management purposes have not been considered in determining the estimated fair values of on-balance sheet financial instruments.

                                           1999                          1998
                                --------------------------    --------------------------
                                 CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                   VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                -----------    -----------    -----------    -----------
                                                     (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents...  $   432,455    $   432,455    $   357,777    $   357,777
  Securities available for
     sale.....................    3,849,676      3,849,676      3,329,444      3,329,444
  FHLBNY stock................      328,732        328,732        324,106        324,106
  Loans held for sale.........    1,733,667      1,720,278      3,884,886      3,893,985
  Loans receivable, net(1)....   14,933,642     14,690,751     12,580,325     12,813,048
  Accrued interest
     receivable...............      104,923        104,923         97,124         97,124
  Trading securities..........      177,021        177,021             --             --
  Trading derivative financial
     instruments..............           --             --              3              3
Financial liabilities:
  Deposits....................   14,261,449     14,213,200     13,651,460     13,653,013
  Federal funds purchased and
     securities sold under
     agreements to
     repurchase...............    1,106,067      1,106,067      2,245,218      2,245,238
  Other short-term
     borrowings...............    5,321,838      5,321,607      3,756,733      3,757,335
  Long-term debt..............    1,165,868      1,152,107        608,892        615,331
  Trust Preferred
     Securities...............      152,219        151,109        162,005        176,423
  Accrued interest payable....       51,577         51,577         41,014         41,014

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth the carrying values and estimated fair values of the derivative financial instruments used by the Company for risk-management purposes at December 31 (in thousands):

                                                     1999                      1998
                                            ----------------------    ----------------------
                                            CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                             VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                            --------    ----------    --------    ----------
Interest rate swaps.......................  $   901      $(17,298)    $ 3,309      $(24,530)
Interest rate swaptions...................   33,965        53,446          46            --
Principal-only swaps......................    2,550           173          --            --
Interest rate floors......................   31,458        13,912      33,874        49,054
Interest rate cap corridors...............   10,360        14,199          --            --
Interest rate futures.....................   (2,058)           --          20            --
Forward contracts.........................       --        24,168          --        (9,976)
Put options purchased.....................      223           488       1,007           211
Interest rate caps........................       --            --      16,585        16,411

     The methodologies and assumptions used by the Company in estimating the fair values of its financial instruments are described below.

     The carrying value of cash and cash equivalents was deemed to be a reasonable estimate of their fair value due to the short-term nature of these items and because they do not present significant credit concerns.

     The estimated fair value of securities available for sale and trading securities was determined by use of quoted market prices or dealer quotes.

     The fair value of FHLBNY stock was estimated to be its carrying value, which is indicative of its redemption price.

     The estimated fair values of loans were calculated using an option-adjusted cash flow valuation methodology. The key assumptions used in the option-adjusted calculation were derived from quoted market prices, internal estimates and the pricing of similar instruments.

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

     The Company has reviewed its outstanding commitments to extend credit, commitments to purchase loans, letters of credit and loans sold with recourse at December 31, 1999 and 1998 and has determined that their estimated fair values were not material.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 26 -- FINANCIAL STATEMENTS OF THE PARENT COMPANY

                       STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Assets:
  Cash and cash equivalents:
     Cash and due from banks................................  $      733    $      537
     Interest-earning deposits in Dime FSB..................      25,266        84,573
                                                              ----------    ----------
          Total cash and cash equivalents...................      25,999        85,110
                                                              ----------    ----------
  Securities available for sale.............................      64,032        60,012
  Subordinated notes issued by Dime FSB held to maturity....     100,000            --
  Investment in Dime FSB....................................   1,832,688     1,535,304
  Investment in non-banking subsidiaries....................       5,075         6,274
  Receivables from Dime FSB.................................          --        81,941
  Other assets..............................................      58,336        44,049
                                                              ----------    ----------
Total assets................................................  $2,086,130    $1,812,690
                                                              ==========    ==========
Liabilities and stockholders' equity:
  Liabilities:
     Securities sold to Dime FSB under agreements to
      repurchase............................................  $       --    $   17,370
     Short-term senior notes................................          --        99,929
     Long-term senior notes.................................     348,322        98,977
     Series A Subordinated Debentures.......................     202,376       202,348
     Payables to Dime FSB...................................       6,389            --
     Other liabilities......................................      13,206         6,245
                                                              ----------    ----------
          Total liabilities.................................     570,293       424,869
                                                              ----------    ----------
  Stockholders' equity......................................   1,515,837     1,387,821
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $2,086,130    $1,812,690
                                                              ==========    ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Income:
  Dividends from Dime FSB..................................  $ 90,000    $185,000    $159,000
  Dividends from non-banking subsidiaries..................       577         577         289
  Interest income..........................................    12,960       6,546       6,987
  Other....................................................        --         230          23
                                                             --------    --------    --------
          Total income.....................................   103,537     192,353     166,299
                                                             --------    --------    --------
Expense:
  Interest expense.........................................    38,875      34,148      31,758
  Other....................................................     3,804       3,508       3,348
                                                             --------    --------    --------
          Total expense....................................    42,679      37,656      35,106
                                                             --------    --------    --------
Income before income tax benefit, equity in undistributed
  (overdistributed) net income of subsidiaries and
  extraordinary items......................................    60,858     154,697     131,193
Income tax benefit.........................................    12,059      13,474      10,736
                                                             --------    --------    --------
Income before equity in undistributed (overdistributed) net
  income of subsidiaries and extraordinary items...........    72,917     168,171     141,929
Equity in undistributed (overdistributed) net income of
  subsidiaries.............................................   170,980      72,636     (18,755)
                                                             --------    --------    --------
Income before extraordinary items..........................   243,897     240,807     123,174
Extraordinary items -- losses on early extinguishment of
  debt, net of tax benefits of $2,555 (1999), $785 (1998)
  and $895 (1997)..........................................    (3,463)     (1,065)     (1,460)
                                                             --------    --------    --------
Net income.................................................  $240,434    $239,742    $121,714
                                                             ========    ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $240,434    $239,742    $121,714
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in (undistributed) overdistributed net income
       of subsidiaries.....................................  (170,980)    (72,636)     18,755
     Gains on sales of securities..........................        --        (213)        (23)
     Losses on early extinguishment of debt................     6,018       1,850       2,355
     Other, net............................................   (10,575)      2,314      (5,808)
                                                             --------    --------    --------
          Net cash provided by operating activities........    64,897     171,057     136,993
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchases of securities available for sale...............   (10,962)   (103,111)    (29,497)
  Proceeds from sales of securities available for sale.....        --      70,573       1,597
  Purchase of subordinated notes issued by Dime FSB held to
     maturity..............................................  (100,000)         --          --
  Proceeds from maturities of securities available for sale
     and held to maturity..................................       145         292         181
  Investments in subsidiaries..............................        --          --      (6,186)
  Net cash paid in acquisition.............................   (41,279)         --          --
  Other....................................................     1,825          --          --
                                                             --------    --------    --------
          Net cash used by investing activities............  (150,271)    (32,246)    (33,905)
                                                             --------    --------    --------
Cash flows from financing activities:
  Net (decrease) increase in securities sold to Dime FSB
     under agreements to repurchase........................   (17,370)     17,370          --
  Proceeds from issuance of short-term senior notes........        --      99,818          --
  Repayment of short-term senior notes.....................  (100,000)         --          --
  Proceeds from issuance of long-term senior notes.........   347,445          --          --
  Repayments of long-term senior notes.....................  (105,000)    (45,501)    (57,681)
  Proceeds from issuance of the Series A Subordinated
     Debentures............................................        --          --     202,308
  Proceeds from issuance of Common Stock and treasury
     stock.................................................     3,160      17,101      14,332
  Purchases of treasury stock..............................   (76,346)   (177,970)   (200,354)
  Cash dividends paid on Common Stock......................   (25,626)    (21,550)    (12,892)
  Other....................................................        --          --       3,781
                                                             --------    --------    --------
          Net cash provided (used) by financing
            activities.....................................    26,263    (110,732)    (50,506)
                                                             --------    --------    --------
Net (decrease) increase in cash and cash equivalents.......   (59,111)     28,079      52,582
Cash and cash equivalents at beginning of year.............    85,110      57,031       4,449
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 25,999    $ 85,110    $ 57,031
                                                             ========    ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 27 -- CONDENSED QUARTERLY CONSOLIDATED STATEMENTS OF INCOME

                                                      1999                                        1998
                                    -----------------------------------------   -----------------------------------------
                                     FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                    --------   --------   --------   --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)
Interest income...................  $385,713   $358,754   $335,018   $339,613   $346,986   $343,989   $357,111   $372,799
Interest expense..................   231,859    209,511    195,128    204,115    213,822    216,668    226,274    236,888
                                    --------   --------   --------   --------   --------   --------   --------   --------
    Net interest income...........   153,854    149,243    139,890    135,498    133,164    127,321    130,837    135,911
Provision for loan losses.........     7,000      7,000      7,500      8,000      8,000      8,000      8,000      8,000
                                    --------   --------   --------   --------   --------   --------   --------   --------
    Net interest income after
      provision for loan losses...   146,854    142,243    132,390    127,498    125,164    119,321    122,837    127,911
Non-interest income:
  Loan servicing and production
    fees..........................    68,474     67,402     69,716     61,928     60,604     53,819     42,631     42,450
  Banking service fees............    14,884     13,060     12,587     11,267     11,172     11,088     10,168      9,000
  Securities and insurance
    brokerage fees................     9,129      8,925     10,052      8,604      7,565      8,704      8,957      7,510
  Net gains on sales activities...    36,310     42,114     57,696     64,307     63,941     71,519     63,743     45,248
  Other...........................     3,821      2,391      2,452      3,124      1,343        751      2,491      2,326
                                    --------   --------   --------   --------   --------   --------   --------   --------
    Total non-interest income.....   132,618    133,892    152,503    149,230    144,625    145,881    127,990    106,534
                                    --------   --------   --------   --------   --------   --------   --------   --------
Non-interest expense:
  General and administrative
    expense.......................   144,097    146,116    149,661    149,596    145,324    140,689    145,408    130,442
  Amortization of mortgage
    servicing assets..............    28,989     27,940     35,200     30,657     30,826     27,633     16,897     16,935
  Amortization of goodwill........     7,917      4,230      3,497      2,876      2,933      2,839      2,836      2,879
                                    --------   --------   --------   --------   --------   --------   --------   --------
    Total non-interest expense....   181,003    178,286    188,358    183,129    179,083    171,161    165,141    150,256
                                    --------   --------   --------   --------   --------   --------   --------   --------
Income before income tax expense
  and extraordinary items.........    98,469     97,849     96,535     93,599     90,706     94,041     85,686     84,189
Income tax expense................    36,138     36,025     35,718     34,631     29,027     30,092     27,420     26,940
                                    --------   --------   --------   --------   --------   --------   --------   --------
Income before extraordinary
  items...........................    62,331     61,824     60,817     58,968     61,679     63,949     58,266     57,249
Extraordinary items -- losses on
  early extinguishment of debt,
  net of tax benefits.............        --         --         --     (4,127)        --     (4,057)        --         --
                                    --------   --------   --------   --------   --------   --------   --------   --------
Net income........................  $ 62,331   $ 61,824   $ 60,817   $ 54,841   $ 61,679   $ 59,892   $ 58,266   $ 57,249
                                    ========   ========   ========   ========   ========   ========   ========   ========
Per common share:
  Basic earnings:
    Income before extraordinary
      items.......................  $   0.56   $   0.55   $   0.54   $   0.53   $   0.55   $   0.57   $   0.51   $   0.50
    Net income....................      0.56       0.55       0.54       0.49       0.55       0.53       0.51       0.50
  Diluted earnings:
    Income before extraordinary
      items.......................      0.56       0.55       0.54       0.52       0.55       0.56       0.50       0.49
    Net income....................      0.56       0.55       0.54       0.49       0.55       0.52       0.50       0.49
  Cash dividends declared.........      0.06       0.06       0.06       0.05       0.05       0.05       0.05       0.04

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 28 -- SUBSEQUENT EVENTS (UNAUDITED)

     On February 10, 2000, the Holding Company and Hudson mailed a joint proxy statement/prospectus, dated February 9, 2000, to their respective stockholders. This document notified stockholders that each of the Holding Company and Hudson intended to hold special stockholders meetings on March 15, 2000 to consider approval of the Merger.

     On March 5, 2000, North Fork announced its intention to make a hostile bid to acquire all of the outstanding shares of Common Stock and to terminate the Merger. On March 6, 2000, North Fork filed preliminary proxy materials with the Securities and Exchange Commission with which it proposed to solicit proxies to vote against the Merger.

     On March 8, 2000, the Holding Company mailed to its stockholders a supplement to the February 9, 2000 joint proxy statement/prospectus stating, among other things, its recommendation that Dime Stockholders not tender shares of Common Stock in North Fork's offer, if and when it commenced. On March 9, 2000, the Holding Company and Hudson announced that they were both voluntarily postponing their respective special stockholders meetings until March 24, 2000 in order to allow information to be disseminated.

     On March 13, 2000, North Fork mailed definitive proxy solicitation materials to Dime Stockholders in order to solicit proxies against the Merger. On March 15, 2000, North Fork formally commenced the Exchange Offer. Pursuant to the terms of the Exchange Offer, Dime Stockholders would receive 0.9302 shares of North Fork's common stock and $2.00 in cash for each share of Common Stock tendered to North Fork. The Exchange Offer is conditioned on the satisfaction of a number of factors, including, but not limited to: (i) termination of the Merger Agreement; (ii) the Holding Company entering into a merger agreement with North Fork; (iii) receipt of required regulatory approvals; and (iv) the rights under the Stockholder Protection Rights Plan, dated as of October 20, 1995, between the Holding Company and The First National Bank of Boston, as rights agent, not being applicable. On March 20, 2000, the Board formally recommended that Dime Stockholders reject the Exchange Offer by not tendering Common Stock to North Fork. On that date, the Holding Company and Hudson postponed their respective special stockholders meetings to May 17, 2000 and May 18, 2000, respectively. On March 23, 2000, North Fork extended the expiration date of the Exchange Offer from April 14, 2000 to midnight on May 31, 2000.

     On March 10, 2000, the Holding Company filed suit in the Supreme Court of the State of New York, County of New York, against North Fork and Fleet Boston Corporation ("Fleet Boston"). The complaint alleges violations of New York's antitrust laws, including a conspiracy between North Fork and Fleet Boston to:
(i) diminish competition in a variety of banking markets; (ii) diminish competition for the purchase of banks and thrifts in some markets; and (iii) eliminate a stronger competitor (i.e., the combined institution resulting from the Merger). In addition, the complaint alleges that Fleet Boston's divestiture of branches from the Fleet Financial-BankBoston Corporation merger to Sovereign Bancorp, Inc. ("Sovereign") is part of the conspiracy, as Sovereign is not capable of competing effectively in markets with Fleet Boston and Fleet Boston may use monopoly profits gained in those markets to fund the Exchange Offer. The suit asks the court to: (i) enjoin North Fork and Fleet Boston from acting in concert to acquire the Holding Company or otherwise interfere with the Merger;
(ii) enjoin the proposed branch divestiture from Fleet Boston to Sovereign and require divestiture to a banking organization with a reasonable opportunity to improve competition in the markets served; and (iii) declare violations of the New York antitrust laws.

     On March 13, 2000, North Fork filed a motion in the Delaware Court of Chancery to enjoin prosecution of the action filed by the Holding Company in New York County, alleging that such action must be brought as counterclaims in North Fork's lawsuit in the Delaware Court of Chancery. On March 17, 2000, the Holding Company filed a response opposing this motion. On March 20, 2000, the Delaware Court of Chancery refused to enjoin the Holding Company from prosecuting its antitrust claims in the New York courts. The Holding Company intends to proceed vigorously with this prosecution.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     On March 21, 2000, the Holding Company filed suit in the United States District Court for the Eastern District of New York against North Fork and members of North Fork's board of directors seeking preliminary and permanent injunctive relief in connection with alleged misrepresentations contained in North Fork's proxy statement, dated March 13, 2000, soliciting proxies against the Merger, in violation of the Securities Exchange Act of 1934.

     For a discussion of various litigation against the Company in connection with the Exchange Offer and the Merger, see Note 23, "Commitments and Contingent Liabilities."