Form 10-K/A
period 1999-12-31
DIME BANCORP INC
filed 2000-03-31
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                        Commission File Number: 001-13094

                               DIME BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                          DELAWARE                                                11-3197414
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

           589 FIFTH AVENUE, NEW YORK, NEW YORK                                     10017
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $1,322,517,641 as of February 29, 2000 (based on the closing New York Stock Exchange price on such date).

        The number of shares of common stock of the registrant outstanding as of February 29, 2000 was 111,240,660 shares.

The amendment on Form 10-K/A-1 is being filed to (i) revise the date of the Report of Independent Auditors in Item 8, "Financial Statements and Supplementary Data" as set forth on page F-1 of the Annual Report on Form 10-K filed with the Commission on March 30, 2000 (the "1999 Form 10-K") and (ii) delete the word "Unaudited" from the heading of Note 28 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" as set forth on page F-51 of the 1999 Form 10-K.


ITEM 8.  Financial Statements and Supplementary Data

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


/s/ KPMG LLP

New York, New York
January 20, 2000, EXCEPT FOR NOTE 23 AND NOTE 28, WHICH ARE AS OF MARCH 23, 2000

                       DIME BANCORP, INC. AND SUBSIDIARIES

Note 28 - Subsequent Events

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


                                            DIME BANCORP, INC.


Dated: March 30, 2000                       By:  /s/ Anthony R. Burriesci
                                                 ------------------------------
                                                 Anthony R. Burriesci
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


                                                          Sequentially
Exhibit No.                                               Numbered Page
-----------                                               -------------
23       Consent of KPMG LLP                                    7
