Form 10-Q
period 2000-03-31
DIME BANCORP INC
filed 2000-05-15
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                     Yes    x                     No
                         -------                     -------

As of April 28, 2000, the registrant had 111,718,928 shares of common stock, $0.01 par value, outstanding.

                               DIME BANCORP, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                                                             Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of March 31, 2000 and                           3
                    December 31, 1999

                Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999              4

                Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended
                    March 31, 2000 and 1999                                                                       5

                Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000                   6
                    and 1999

                Notes to Consolidated Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       25

Item 6.  Exhibits and Reports on Form 8-K                                                                        28

SIGNATURES                                                                                                       29


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            2000           1999
                                                                                        -------------- --------------
  ASSETS
  Cash and due from banks                                                                $    331,776    $   414,289
  Money market investments                                                                     14,579         18,166
  Securities available for sale                                                             3,928,419      3,849,676
  Federal Home Loan Bank of New York stock                                                    328,732        328,732
  Loans held for sale                                                                       1,504,564      1,733,667
  Loans receivable, net:
      Residential real estate loans                                                         8,231,525      8,200,120
      Commercial real estate loans                                                          3,648,372      3,482,857
      Consumer loans                                                                        2,608,209      2,495,321
      Business loans                                                                        1,091,004      1,028,756
      Allowance for loan losses                                                              (142,485)      (140,296)
                                                                                        -------------- --------------
          Total loans receivable, net                                                      15,436,625     15,066,758
                                                                                        -------------- --------------
  Premises and equipment, net                                                                 208,247        207,373
  Mortgage servicing assets                                                                   943,400        980,934
  Goodwill                                                                                    525,548        531,415
  Other assets                                                                                958,040        790,315
                                                                                        -------------- --------------
  Total assets                                                                            $24,179,930    $23,921,325
                                                                                        ============== ==============

  LIABILITIES
  Deposits                                                                                $14,405,595    $14,261,449
  Federal funds purchased and securities sold under agreements to repurchase                3,603,841      1,106,067
  Other short-term borrowings                                                               2,767,461      5,321,838
  Long-term debt                                                                            1,155,825      1,165,868
  Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s junior
      subordinated deferrable interest debentures                                             152,225        152,219
  Other liabilities                                                                           521,577        397,779
                                                                                        -------------- --------------
          Total liabilities                                                                22,606,524     22,405,220
                                                                                        -------------- --------------

  STOCKHOLDERS' EQUITY
  Common stock, par value $0.01 per share (350,000,000 shares authorized and
     120,252,459 shares issued at March 31, 2000 and December 31, 1999)                         1,203          1,203
  Additional paid-in capital                                                                1,166,543      1,166,530
  Retained earnings                                                                           726,015        670,343
  Treasury stock, at cost (8,564,698 shares at March 31, 2000 and 9,357,589
      shares at December 31, 1999)                                                           (216,002)      (230,035)
  Accumulated other comprehensive loss                                                        (89,866)       (87,257)
  Unearned compensation                                                                       (14,487)        (4,679)
                                                                                        -------------- --------------
          Total stockholders' equity                                                        1,573,406      1,516,105
                                                                                        -------------- --------------
  Total liabilities and stockholders' equity                                              $24,179,930    $23,921,325
                                                                                        ============== ==============

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                     FOR THE
                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               ---------------------
                                                                                                 2000       1999
                                                                                               ---------- ----------
INTEREST INCOME
Residential real estate loans                                                                   $172,462  $ 202,816
Commercial real estate loans                                                                      69,161     49,754
Consumer loans                                                                                    53,059     19,654
Business loans                                                                                    22,862      5,764
Mortgage-backed securities                                                                        63,678     48,898
Other securities                                                                                  12,538     12,221
Money market investments                                                                             247        506
                                                                                               ---------- ----------
        Total interest income                                                                    394,007    339,613
                                                                                               ---------- ----------

INTEREST EXPENSE
Deposits                                                                                         130,476    119,842
Borrowed funds                                                                                   108,863     84,273
                                                                                               ---------- ----------
        Total interest expense                                                                   239,339    204,115
                                                                                               ---------- ----------
        Net interest income                                                                      154,668    135,498
Provision for loan losses                                                                          7,000      8,000
                                                                                               ---------- ----------
        Net interest income after provision for loan losses                                      147,668    127,498
                                                                                               ---------- ----------

NON-INTEREST INCOME
Loan servicing and production fees                                                                66,844     61,928
Banking service fees                                                                              15,521     11,267
Securities and insurance brokerage fees                                                           10,533      8,604
Net gains on sales activities                                                                     36,639     64,307
Other                                                                                              3,644      3,124
                                                                                               ---------- ----------
        Total non-interest income                                                                133,181    149,230
                                                                                               ---------- ----------

NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                                                            75,617     76,473
    Occupancy and equipment                                                                       28,114     24,786
    Other                                                                                         37,553     48,337
                                                                                               ---------- ----------
        Total general and administrative expense                                                 141,284    149,596
Amortization of mortgage servicing assets                                                         29,232     30,657
Amortization of goodwill                                                                           8,346      2,876
                                                                                               ---------- ----------
        Total non-interest expense                                                               178,862    183,129
                                                                                               ---------- ----------
Income before income tax expense and extraordinary items                                         101,987     93,599
Income tax expense                                                                                36,714     34,631
                                                                                               ---------- ----------
Income before extraordinary items                                                                 65,273     58,968
Extraordinary items -- losses on early extinguishment of
    debt, net of tax benefits of $3,044                                                               --     (4,127)
                                                                                               ---------- ----------
Net income                                                                                     $  65,273  $  54,841
                                                                                               ========== ==========

PER COMMON SHARE
Basic earnings:
    Income before extraordinary items                                                          $    0.59  $    0.53
    Extraordinary items                                                                               --      (0.04)
                                                                                               ---------- ----------
    Net income                                                                                 $    0.59  $    0.49
                                                                                               ========== ==========
Diluted earnings:
    Income before extraordinary items                                                          $    0.59  $    0.52
    Extraordinary items                                                                               --      (0.03)
                                                                                               ---------- ----------
    Net income                                                                                 $    0.59  $    0.49
                                                                                               ========== ==========

Dividends declared                                                                             $    0.06   $   0.05

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                                    ENDED
                                                                                                  MARCH 31,
                                                                                          --------------------------
                                                                                             2000          1999
                                                                                          ------------  ------------
COMMON STOCK
Balance at beginning of period                                                             $    1,203    $    1,203
                                                                                          ------------  ------------
    Balance at end of period                                                                    1,203         1,203
                                                                                          ------------  ------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                              1,166,530     1,165,251
Tax benefit on stock options exercised                                                             13           213
                                                                                          ------------  ------------
    Balance at end of period                                                                1,166,543     1,165,464
                                                                                          ------------  ------------

RETAINED EARNINGS
Balance at beginning of period                                                                670,343       463,907
Net income                                                                                     65,273        54,841
Cash dividends declared on common stock                                                        (6,654)       (5,567)
Treasury stock issued under employee stock plans, net                                          (2,947)         (659)
                                                                                          ------------  ------------
    Balance at end of period                                                                  726,015       512,522
                                                                                          ------------  ------------

TREASURY STOCK, AT COST
Balance at beginning of period                                                               (230,035)     (233,965)
Treasury stock purchased                                                                           --        (6,154)
Treasury stock issued under employee stock plans, net                                          14,033           881
                                                                                          ------------  ------------
    Balance at end of period                                                                 (216,002)     (239,238)
                                                                                          ------------  ------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                                                                (87,257)       (3,285)
Other comprehensive loss                                                                       (2,609)      (13,697)
                                                                                          ------------  ------------
    Balance at end of period                                                                  (89,866)      (16,982)
                                                                                          ------------  ------------

UNEARNED COMPENSATION
Balance at beginning of period                                                                 (4,679)       (7,446)
Restricted stock activity, net                                                                (11,007)          292
Amortization of unearned compensation                                                           1,199           906
                                                                                          ------------  ------------
    Balance at end of period                                                                  (14,487)       (6,248)
                                                                                          ------------  ------------

Total stockholders' equity                                                                 $1,573,406    $1,416,721
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


                      DIME BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ----------------------------
                                                                                            2000          1999
                                                                                        ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $   65,273     $   54,841
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Provision for loan losses                                                              7,000          8,000
        Depreciation, amortization and accretion, net                                         50,705         50,674
        Provision for deferred income tax expense                                             16,589         27,388
        Net securities (gains) losses                                                           (284)           230
        Losses on early extinguishment of debt                                                    --          7,171
        Net decrease in loans held for sale                                                  229,103        801,673
        Other, net                                                                          (111,223)      (207,427)
                                                                                        ------------- --------------
            Net cash provided by operating activities                                        257,163        742,550
                                                                                        ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                                  (318,918)      (767,253)
Proceeds from sales of securities available for sale                                         161,086        379,676
Proceeds from maturities of securities available for sale                                    155,129        305,738
Loans receivable originated and purchased, net of principal payments                        (423,536)       (30,281)
Proceeds from sales of loans                                                                  14,649         45,285
Proceeds from sales of other real estate owned                                                 6,804          5,962
Net cash paid in acquisitions                                                                     --         (4,858)
Net purchases of premises and equipment                                                       (9,225)       (12,777)
                                                                                        ------------- --------------
            Net cash used by investing activities                                           (414,011)       (78,508)
                                                                                        ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                          144,179       (485,541)
Net decrease in borrowings with original maturities of
    three months or less                                                                      (6,603)      (217,441)
Proceeds from other borrowings                                                                    --        198,645
Repayments of other borrowings                                                               (60,253)      (224,824)
Proceeds from issuances of common and treasury stock                                              79            514
Purchases of treasury stock                                                                       --         (6,154)
Cash dividends paid on common stock                                                           (6,654)        (5,567)
                                                                                        ------------- --------------
            Net cash provided (used) by financing activities                                   70,748      (740,368)
                                                                                        ------------- --------------

Net decrease in cash and cash equivalents                                                    (86,100)       (76,326)
Cash and cash equivalents at beginning of period                                             432,455        357,777
                                                                                        ------------- --------------
Cash and cash equivalents at end of period                                                 $ 346,355      $ 281,451
                                                                                        ============= ==============

Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                                      $  244,331     $  209,357
    Income tax payments, net                                                                   6,273            522
Supplemental non-cash investing information:
    Securitization of loans receivable                                                        35,954        173,305

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

        In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements as of the dates, or for the periods, indicated. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended, (the "1999 10-K"). The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 -- EARNINGS PER COMMON SHARE

        The following table sets forth the computations of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

                                                                                                     FOR THE
                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              -----------------------
                                                                                                 2000        1999
                                                                                              ----------- -----------
   Basic earnings per common share:
       Numerators:
           Income before extraordinary items                                                   $  65,273   $  58,968
           Extraordinary items                                                                        --      (4,127)
                                                                                              ----------- -----------
           Net income                                                                          $  65,273   $  54,841
                                                                                              =========== ===========
       Denominator:
           Weighted average number of common shares outstanding                                  110,537     110,976
       Basic earnings per common share:
           Income before extraordinary items                                                   $    0.59   $    0.53
           Extraordinary items                                                                        --       (0.04)
                                                                                              ----------- -----------

           Net income                                                                          $    0.59   $    0.49
                                                                                              =========== ===========
   Diluted earnings per common share:
       Numerators:
           Income before extraordinary items                                                   $  65,273   $  58,968
           Extraordinary items                                                                        --      (4,127)
                                                                                              ----------- -----------
           Net income                                                                          $  65,273   $  54,841
                                                                                              =========== ===========
       Denominator:
           Weighted average number of common shares outstanding                                  110,537     110,976
           Common equivalent shares due to stock options and restricted stock                        692       1,463
                                                                                              ----------- -----------
           Weighted average number of diluted shares outstanding                                 111,229     112,439
                                                                                              =========== ===========
       Diluted earnings per common share:
           Income before extraordinary items                                                   $    0.59   $    0.52
           Extraordinary items                                                                        --       (0.03)
                                                                                              ----------- -----------

           Net income                                                                          $    0.59   $    0.49
                                                                                              =========== ===========

NOTE 3 -- COMPREHENSIVE INCOME

        The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                                                                          FOR THE
                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   -----------------------
                                                                                      2000        1999
                                                                                   ----------- -----------
              Net income                                                            $  65,273   $  54,841
              Other comprehensive loss                                                 (2,609)    (13,697)
                                                                                   ----------- -----------
              Comprehensive income                                                  $  62,664   $  41,144
                                                                                   =========== ===========

NOTE 4 -- RECENT EVENTS

        On September 15, 1999, the Holding Company had entered into a definitive agreement and plan of merger (as subsequently amended, the "Merger Agreement") with Hudson United Bancorp ("Hudson"), a New Jersey corporation headquartered in Mahwah, New Jersey, and the holding company for Hudson United Bank, a New Jersey state-chartered commercial bank. The Merger Agreement, among other things, provided that Hudson was to merge with and into the Holding Company (the "Merger").

        On February 10, 2000, the Holding Company and Hudson mailed a joint proxy statement/prospectus, dated February 9, 2000, to their respective stockholders. This document notified stockholders that each of the Holding Company and Hudson intended to hold special stockholders meetings (the "Special Meetings") on March 15, 2000 to consider approval of the Merger.

        On March 5, 2000, North Fork Bancorporation, Inc. ("North Fork") announced its intention to make a hostile offer to acquire all of the outstanding shares of the Holding Company's common stock ("Common Stock") and to terminate the Merger Agreement. On March 6, 2000, North Fork filed preliminary proxy materials with the Securities and Exchange Commission (the "Commission") with which it proposed to solicit proxies to vote against the Merger.

        On March 8, 2000, the Holding Company mailed to its stockholders ("Dime Stockholders") a supplement to the February 9, 2000 joint proxy statement/prospectus stating, among other things, its recommendation that Dime Stockholders not tender shares of Common Stock to North Fork, if and when North Fork commenced its offer. On March 9, 2000, the Holding Company and Hudson announced that they were both voluntarily postponing their respective Special Meetings until March 24, 2000 in order to allow information to be disseminated.

        On March 13, 2000, North Fork mailed definitive proxy solicitation materials to Dime Stockholders in order to solicit proxies against the Merger. On March 15, 2000, North Fork formally commenced its hostile tender offer regarding the Common Stock (the "Hostile Tender Offer"). Pursuant to the terms of the Hostile Tender Offer, Dime Stockholders would receive 0.9302 shares of North Fork's common stock and $2.00 in cash for each share of Common Stock tendered to North Fork. The Hostile Tender Offer is conditioned on the satisfaction of a number of factors, including, but not limited to: (i) the Holding Company entering into a merger agreement with North Fork; (ii) receipt of required regulatory approvals; and (iii) the rights under the Stockholder Protection Rights Plan, dated as of October 20, 1995, between the Holding Company and The First National Bank of Boston, as rights agent, not being applicable. On March 20, 2000, the Holding Company's Board of Directors (the "Board") formally recommended that Dime Stockholders reject the Hostile Tender Offer by not tendering their Common Stock to North Fork. On that date, the Holding Company and Hudson postponed their Special Meetings to May 17, 2000 and May 18, 2000, respectively. On March 23, 2000, North Fork extended the expiration date of the Hostile Tender Offer from April 14, 2000 to midnight on May 31, 2000.

        On April 28, 2000, the Holding Company and Hudson announced that they had mutually agreed to terminate the Merger Agreement. As a result, the Special Meetings have been canceled. In addition, the Holding Company and Hudson agreed to cancel the stock options granted to each other in connection with the Merger Agreement and to release each other from any claims related to these arrangements. In light of the fact that the

Hostile Tender Offer was an "initial triggering event" under the stock option the Holding Company originally issued to Hudson in connection with the Merger Agreement (the "Stock Option"), the Holding Company has agreed that Hudson would be entitled to receive from $50 million to $92 million if the Holding Company is acquired by, merges with, or sells a substantial amount of its assets to another company before October 28, 2001. The circumstances are parallel to those that would have allowed Hudson to exercise the Stock Option and the amounts owed are generally less than or equal to the amounts that would have been due under the Stock Option, which had no upper limit. The Holding Company has also agreed to a lesser payment to Hudson if the Holding Company sells a significant subsidiary before the same date. If none of these circumstances occurs before October 28, 2001, the Holding Company has agreed to pay Hudson $15 million.

        For a discussion of various litigation by and against the Company in connection with the Hostile Tender Offer and the Merger, see Part II, Item 1, "Legal Proceedings."

NOTE 5 -- RECENT ACCOUNTING DEVELOPMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. SFAS No. 133, as amended in July 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS No. 133 on January 1, 2001. The Company has not completed its evaluation of the effect that the adoption of SFAS No. 133 will have upon its financial condition and results of operations.

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

RESULTS OF OPERATIONS

    General

        The Company reported net income of $65.3 million for the quarter ended March 31, 2000, up 19.0% from $54.8 million for the first quarter of 1999. Diluted earnings per common share were $0.59 for the first quarter of 2000, an increase of 20.4% from $0.49 for the same quarter one year ago. Net income and diluted earnings per common share for the first quarter of 1999 were reduced by $4.1 million and $0.03, respectively, as a result of after-tax extraordinary losses on the early extinguishment of debt. The Company's annualized returns on average stockholders' equity and average assets for the first three months of 2000 were 17.04% and 1.11%, respectively, as compared with 15.66% and 1.01%, respectively, for the first three months of 1999.

        The Company achieved growth of $6.3 million in net income before extraordinary losses for the first quarter of 2000, as compared with the first quarter of 1999, despite a slowing of residential real estate loan production and sales activities. This growth was due primarily to higher levels of net interest income and fee income, coupled with a reduction in non-interest expense. The overall improvement in net income before extraordinary losses reflects both internal factors and the impact of purchase accounting acquisitions consummated during 1999 (the "1999 Acquisitions"), the most significant of which were the acquisition in October 1999 of KeyBank National Association's Long Island banking franchise, which included 28 branches, the acquisition in August 1999 of Citibank N.A.'s indirect automobile finance business and the acquisition in May 1999 of Lakeview Financial Corp., the then holding company for Lakeview Savings Bank, which operated 11 branches in northern New Jersey.

        Operating earnings, which represent net income adjusted for the effects of certain non-recurring or unusual items, amounted to $65.3 million for the three-month period ended March 31, 2000 (which was the same as reported net income, as there were no such adjustments during the period), up 10.7% from $59.0 million for the comparable prior year period (which excludes the impact of the $4.1 million after-tax losses on the early extinguishment of debt during that period.). Diluted operating earnings per common share amounted to $0.59 for the first three months of 2000, up 13.5% from $0.52 for the same period of 1999. On an operating earnings basis, the annualized returns on average stockholders' equity and average assets rose to 17.04% and 1.11%, respectively, for the first quarter of 2000 from 16.84% and 1.09%, respectively, for the first quarter of 1999.

        Cash operating earnings, which represent operating earnings excluding the after-tax impact of amortization of goodwill, were $71.7 million, or $0.64 per diluted common share, for the first quarter of 2000. In comparison, cash operating earnings were $61.7 million, or $0.55 per diluted common share, for the first quarter of 1999. On a cash operating earnings basis, the annualized returns on average tangible stockholders' equity and average tangible assets increased to 28.59% and 1.25%, respectively, for the first quarter of 2000 from 21.00% and 1.15%, respectively, for the comparable period of 1999.

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

    Net Interest Income

        Net interest income amounted to $154.7 million for the quarter ended March 31, 2000, up $19.2 million, or 14.1%, from the comparable quarter of 1999. This increase reflects an expansion of the net interest margin to 2.96% for the first quarter of 2000 from 2.75% in the comparable prior year quarter, coupled with an increase in average interest-earning assets of $1.4 billion, or 7.2%. The improvement in the net interest margin was driven by an increase in the yield on average interest-earning assets, which outpaced a higher cost of average interest-bearing liabilities.

        The yield on average interest-earning assets was 7.51% for the first quarter of 2000, up from 6.95% in the first quarter of 1999. The yield for the first quarter of 2000 benefited from the continuation of the Company's strategy to increase the aggregate percentage of its commercial real estate, consumer and business loans (which generally have higher yields than the Company's residential real estate loans) to total loans receivable and the relatively higher interest rate environment during the first three months of 2000. The aggregate average balance of commercial real estate, consumer and business loans rose $3.2 billion, or 81.7%, for the first quarter of 2000, as compared with the same period one year ago, reflecting internal growth and the effects of the 1999 Acquisitions. Such loans represented 46.5% of total average loans receivable for the first quarter of 2000, up from 30.6% for the first quarter of 1999.

        The cost of average interest-bearing liabilities rose to 4.44% for the first quarter of 2000 from 4.15% for the same period of 1999, primarily reflective of higher borrowing costs, the effects of which were somewhat offset by the Company's strategy to grow its core deposits. The Company's core deposits consist of demand, savings and money market deposits and are generally less costly than the Company's time deposits and borrowed funds. For the first quarter of 2000, the cost of average borrowed funds was 5.90%, up from 5.23% in the respective prior year period. The cost of average deposits, which was 3.69% for the first quarter of 2000, rose 6 basis points as compared with the first quarter of 1999. Average core deposits for the first quarter of 2000 were $7.7 billion, or 53.8% of average total deposits, up from $6.8 billion, or 51.0%, for the first quarter of 1999.

        The following table sets forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, interest rate spread and net interest margin. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------------------------
                                                              2000                              1999
                                                 --------------------------------  --------------------------------
                                                                         AVERAGE                           AVERAGE
                                                   AVERAGE               YIELD/      AVERAGE               YIELD/
                                                   BALANCE    INTEREST    COST       BALANCE     INTEREST   COST
                                                 ---------    ---------- --------  ------------- --------- --------
                                                                      (DOLLARS IN THOUSANDS)

   ASSETS
   INTEREST-EARNING ASSETS:
   Loans:
       Loans held for sale                         $1,324,593   $26,957     8.17 %   $3,128,975   $52,192     6.74  %
       Loans receivable:
           Residential real estate                  8,196,136   145,505     7.10      8,882,943   150,624     6.78
           Commercial real estate                   3,516,274    69,161     7.87      2,623,270    49,754     7.59
           Consumer                                 2,536,935    53,059     8.39      1,004,238    19,654     7.89
           Business                                 1,065,954    22,862     8.60        291,365     5,764     8.02
                                                 ------------- ---------           ------------- ---------
               Total loans receivable              15,315,299   290,587     7.60     12,801,816   225,796     7.06
                                                 ------------- ---------           ------------- ---------
               Total loans                         16,639,892   317,544     7.64     15,930,791   277,988     7.00
                                                 ------------- ---------           ------------- ---------
   Securities:
       Mortgage-backed securities ("MBS")           3,635,089    63,678     7.01      2,937,414    48,898     6.66
       Other                                          720,406    12,538     6.98        689,449    12,221     7.13
                                                 ------------- ---------           ------------- ---------
               Total securities                     4,355,495    76,216     7.00      3,626,863    61,119     6.75
                                                 ------------- ---------           ------------- ---------

   Money market investments                            18,213       247     5.44         38,645       506     5.30
                                                 ------------- ---------           ------------- ---------
               Total interest-earning assets       21,013,600   394,007     7.51     19,596,299   339,613     6.95
                                                               ---------                         ---------
   Other assets                                     2,462,560                         2,023,137
                                                 -------------                     -------------
   Total assets                                   $23,476,160                       $21,619,436
                                                 =============                     =============

   LIABILITIES AND
   STOCKHOLDERS' EQUITY

   INTEREST-BEARING LIABILITIES:
   Deposits:
       Core:
           Demand                                 $ 2,024,915     1,768     0.35    $ 1,831,802     1,647     0.36
           Savings                                  2,371,125    12,916     2.19      2,279,426    12,186     2.17
           Money  market                            3,254,423    32,940     4.07      2,710,909    25,182     3.77
                                                 ------------- ---------           ------------- ---------
               Total core                           7,650,463    47,624     2.50      6,822,137    39,015     2.32
                                                 ------------- ---------           ------------- ---------
       Time                                         6,580,779    82,852     5.06      6,548,795    80,827     5.01
                                                 ------------- ---------           ------------- ---------
               Total deposits                      14,231,242   130,476     3.69     13,370,932   119,842     3.63
                                                 ------------- ---------           ------------- ---------
   Borrowed funds:
       Federal funds purchased and securities
           sold under agreements to repurchase      3,355,987    48,881     5.76      3,066,662    37,336     4.87
       Other short-term borrowings                  2,633,645    37,565     5.64      2,549,800    32,700     5.13
       Other                                        1,315,485    22,417     6.78        826,490    14,237     6.89
                                                 ------------- ---------           ------------- ---------
               Total borrowed funds                 7,305,117   108,863     5.90      6,442,952    84,273     5.23
                                                 ------------- ---------           ------------- ---------
               Total interest-bearing
                 liabilities                       21,536,359   239,339     4.44     19,813,884   204,115     4.15
                                                              ----------                         ---------
   Other liabilities                                  407,368                           404,989
   Stockholders' equity                             1,532,433                         1,400,563
                                                 -------------                     -------------
   Total liabilities and stockholders' equity     $23,476,160                       $21,619,436
                                                 =============                     =============
   Net interest income                                         $154,668                          $135,498
                                                              ==========                         =========
   Interest rate spread                                                     3.07                              2.80
   Net interest margin                                                      2.96                              2.75

        The following table sets forth, for the periods indicated, the changes in interest income and interest expense and the amounts attributable to changes in average balances (volume) and average interest rates (rate). The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                   FOR THE THREE MONTHS ENDED
                                                                   MARCH 31, 2000 VERSUS 1999
                                                              -------------------------------------
                                                                      INCREASE (DECREASE)
                                                              -------------------------------------
                                                                DUE TO       DUE TO
                                                                VOLUME        RATE        TOTAL
                                                              ------------ -----------  -----------
                                                                         (IN THOUSANDS)

                 Interest income:

                     Total loans                               $  12,747    $  26,809    $  39,556
                     Total securities                             12,675        2,422       15,097
                     Money market investments                       (276)          17         (259)
                                                              ----------- ------------ ------------
                         Total interest income                    25,146       29,248       54,394
                                                              ----------- ------------ ------------

                 Interest expense:

                     Total deposits                                7,841        2,793       10,634
                     Total borrowed funds                         12,047       12,543       24,590
                                                              ----------- ------------ ------------
                         Total interest expense                   19,888       15,336       35,224
                                                              ----------- ------------ ------------
                 Net interest income                          $    5,258   $   13,912   $   19,170
                                                              =========== ============ ============


    Provision for Loan Losses

        The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses"), amounted to $7.0 million for the first quarter of 2000, down from $8.0 million in the comparable prior year quarter. Net loan charge-offs for the quarter ended March 31, 2000 were $4.8 million, as compared with $0.7 million for the first quarter of 1999. The level of net loan charge-offs for the first quarter of 1999 benefited from the effect of a bulk sale in December 1998 of approximately $53 million of non-performing loans, substantially all of which were residential real estate loans.

    Non-Interest Income

        General. The Company's non-interest income was $133.2 million for the quarter ended March 31, 2000, down 10.8% from $149.2 million for the comparable quarter of 1999. This decrease resulted from a decline in net gains on sales activities, the effect of which was partially offset by growth in fee income. For the first quarter of 2000, non-interest income represented 46.3% of total revenue (net interest income plus non-interest income), as compared with 52.4% for the first quarter of 1999.

        Loan Servicing and Production Fees. Loan servicing and production fees amounted to $66.8 million for the three-month period ended March 31, 2000, an increase of $4.9 million from the same period one year ago. The higher level of such fees was attributable to an increase of $13.3 million, or 32.9%, in loan servicing fees, largely as a result of growth in the loan servicing portfolio. Partially offsetting the increase in loan servicing fees was a reduction in loan production fees of $8.4 million, or 39.1%, reflective of a decline in residential real estate loan production to $3.3 billion for the first quarter of 2000 from $7.1 billion for the first quarter of 1999.

        At March 31, 2000, the Company's portfolio of mortgage loans serviced for others (excluding loans being subserviced by the Company) amounted to $38.5 billion, up $1.4 billion, or 3.9%, from December 31, 1999 and $6.1 billion, or 18.8%, from one year earlier. This portfolio consists substantially of residential real estate loans, the underlying weighted average coupon rates of which were 7.27%, 7.25% and 7.24% at March 31, 2000, December 31, 1999 and
March 31, 1999, respectively. In connection with sales of mortgage loan servicing rights, the Company was subservicing $1.4 billion of loans at March 31, 2000, as compared with $1.3 billion and $0.5 billion at December 31, 1999 and March 31, 1999, respectively. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the servicing rights.

        In March 2000, the Company entered into an amendment to its existing agreement with PNC Mortgage Corp. of America ("PNC Mortgage"). As a result of this amendment, the Company will sell to PNC Mortgage the servicing rights to substantially all conforming conventional fixed-rate residential real estate loans sold into the secondary market by the Company through July 31, 2001. Under the revised agreement, the maximum unpaid principal balances of the loans related to the servicing rights to be sold to PNC Mortgage was increased to $3.5 billion per quarter, unless otherwise agreed to by the Company and PNC Mortgage. Included under the caption "Other assets" in the consolidated statement of financial condition at March 31, 2000 was approximately $51 million associated with loan servicing rights to be sold to PNC Mortgage.

        Banking Service Fees. Banking service fees for the first quarter of 2000 amounted to $15.5 million, as compared with $11.3 million for the first quarter of 1999. The 37.8% increase principally reflects the impact of certain of the 1999 Acquisitions, as well as changes in the Company's fee structure.

        Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees totaled $10.5 million for the quarter ended March 31, 2000, up $1.9 million from the comparable prior year quarter. This increase was attributable to growth in fees from securities brokerage activities of $2.4 million, the effect of which was partially offset by lower fees from insurance activities.

        Net Gains on Sales Activities. Net gains on sales activities amounted to $36.6 million for the three months ended March 31, 2000, down $27.7 million from $64.3 million for the first quarter of 1999. The decline in net gains on sales activities was largely associated with the Company's mortgage banking activities.

        Net gains associated with loans held for sale decreased to $29.8 million for the first quarter of 2000 from $64.0 million for the first quarter of 1999, due substantially to a lower level of loan sales. For the first three months of 2000, sales of loans held for sale amounted to $3.0 billion, down from $7.3 billion for the comparable period of 1999, primarily due to the effect on loan production of changes in the interest rate environment.

        Net gains on sales of mortgage servicing rights amounted to $3.8 million for the first quarter of 2000, up from $0.5 million during the comparable quarter of 1999.

        Other. Other non-interest income was $3.6 million for the quarter ended March 31, 2000, an increase of $0.5 million from the corresponding quarter of 1999. This increase was substantially associated with higher revenue from the Company's bank-owned life insurance program.

    Non-Interest Expense

        General. Non-interest expense amounted to $178.9 million for the quarter ended March 31, 2000, down $4.3 million, or 2.3%, from the comparable quarter of 1999. This decline was attributable to reductions in both general and administrative ("G&A") expense and amortization of mortgage servicing assets, the effects of which were partially offset by an increase in amortization of goodwill.

        G&A Expense. G&A expense declined 5.6% to $141.3 million for the first quarter of 2000 from $149.6 million during the same quarter one year ago. The lower expense level primarily reflected a reduction in mortgage banking-related expenses, efficiencies and productivity improvements in retail and commercial banking and the elimination of expenses associated with the Company's plan to prepare its computer systems for the year 2000 (the "Year 2000 Plan"), the effects of which more than offset additional expenses related to the 1999 Acquisitions.

        Compensation and employee benefits expense totaled $75.6 million for the first quarter of 2000, down $0.9 million from the same period of 1999. This decrease was principally associated with a reduction in the level of employees in the Company's mortgage banking operations in response to the slowing of residential real estate loan production. The impact of these reductions was partially offset by staff additions associated with the 1999 Acquisitions. At March 31, 2000, the Company's full-time equivalent employee complement was 6,580, down from 6,928 at December 31, 1999 and 7,241 at March 31, 1999. The Company's mortgage banking full-time equivalent employee complement declined by approximately 330, or 8%, during the first three months of 2000 and by approximately 1,120, or 22%, since March 31, 1999.

        Occupancy and equipment expense amounted to $28.1 million for the first quarter of 2000, an increase of $3.3 million from the comparable prior year quarter. Contributing significantly to the higher expense level were the 1999 Acquisitions.

        Other G&A expense amounted to $37.6 million for the first quarter of 2000, down from $48.3 million for the same period one year ago. This decline was due to a variety of factors, including a reduction in residential real estate loan production expenses, as well as the fact that the Company incurred $3.5 million of Year 2000 Plan expense in the first quarter of 1999 while no such expense was incurred during the first quarter of 2000.

        Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $29.2 million for the first quarter of 2000, as compared with $30.7 million for the first quarter of 1999. This decrease occurred, despite growth in the average balance of mortgage servicing assets, due largely to a slowing of prepayment activity of the loans underlying the mortgage servicing assets portfolio in response to the comparatively higher long-term interest rate environment during the first quarter of 2000.

        At March 31, 2000, the Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $943.4 million and an estimated fair value of approximately $991 million. At December 31, 1999 and March 31, 1999, the carrying value of mortgage servicing assets amounted to $980.9 million and $891.2 million, respectively.

        Amortization of Goodwill. Amortization of goodwill amounted to $8.3 million for the three-month period ended March 31, 2000, up $5.5 million from the comparable prior year period. This increase was associated with the 1999 Acquisitions.

    Income Tax Expense

        Income tax expense increased to $36.7 million for the first quarter of 2000 from $34.6 million for the first quarter of 1999. This increase was due to growth in pre-tax income, the effect of which was partially offset by a reduction in the Company's effective income tax rate to 36.0% for the three-month period ended March 31, 2000 from 37.0% for the year-earlier period.

    Extraordinary Items

        During the first quarter of 1999, the Company recognized after-tax extraordinary losses of $4.1 million on the early extinguishment of $110.0 million of debt. On a pre-tax basis, these losses totaled $7.2 million.

BUSINESS SEGMENTS

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

        The following table sets forth certain information regarding the Company's business segments (dollars in thousands):

                                                                                              TOTAL                       TOTAL
                                       RETAIL      COMMERCIAL    MORTGAGE    INVESTMENT     REPORTABLE   INTERSEGMENT   OPERATING
                                       BANKING      BANKING       BANKING    PORTFOLIO       SEGMENTS    ELIMINATIONS    EARNINGS
                                      -----------  -----------   ----------  -----------   ------------  ------------   ----------
For the three months ended
March 31, 2000:
    Segment revenue (1)              $   127,682   $   35,736    $ 107,690   $   13,259    $  284,367      $ (3,518)      $280,849
    Segment profit                        38,720       15,344        6,269        7,953        68,286        (3,013)        65,273
    Percentage of segment profit to
        total profit of reportable
        segments                            56.7%        22.5%         9.2%        11.6%        100.0%
For the three months ended
March 31, 1999:
    Segment revenue (1)              $   102,760   $   23,765    $ 152,509   $    8,559    $  287,593      $(10,865)      $276,728
    Segment profit                        31,024       10,499       19,645        4,425        65,593        (6,625)        58,968
    Percentage of segment profit to
        total profit of reportable
        segments                            47.3%        16.0%        30.0%         6.7%        100.0%
Segment assets at:
    March 31, 2000                   $10,967,373   $4,778,005   $3,298,007   $4,451,618   $23,495,003
    March 31, 1999                     9,586,192    3,014,243    4,584,618    3,989,413    21,174,466

----------
(1) Segment revenue reflects net interest income after provision for loan losses plus non-interest income.

        The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and maintenance of a portfolio of residential real estate loans receivable. Retail Banking's profit for the first quarter of 2000 was $38.7 million, an increase of $7.7 million from the same period in 1999. The increased profit for this segment primarily reflects growth in consumer loans receivable and core deposits and higher levels of banking service fees and securities brokerage fees. This growth principally reflects the impact of the 1999 Acquisitions and selective internal growth. Partially offsetting this growth was a decline in the level of residential real estate loans consistent with the Company's strategy to reduce the percentage of such loans to total loans receivable.

        The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. Commercial Banking's profit was $15.3 million in the first quarter of 2000, $4.8 million greater than in the comparable prior year quarter. This increase reflects internal growth of commercial real estate lending and business lending, coupled with the benefits from the 1999 Acquisitions.

        The Mortgage Banking segment's activities include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for the Company and others. Mortgage Banking generated profit of $6.3 million in the first quarter of 2000, a decline of $13.4 million from the first quarter of 1999. This decline mainly reflects the impact of lower residential real estate loan originations and sales into the secondary market, the effects of which were partially offset by higher loan servicing income and lower non-interest expense.

        The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes. For the first quarter of 2000, the Investment Portfolio segment had profit of $8.0 million, an increase of $3.5 million from the same period in 1999. This increase mainly reflects a higher level of MBS.

ASSET/LIABILITY MANAGEMENT

    General

        The Company's asset/liability management is governed by policies that are reviewed and approved annually by the Boards of Directors of the Holding Company and its savings bank subsidiary, The Dime Savings Bank of New York, FSB ("Dime FSB"), which oversee the development and execution of risk management strategies in furtherance of these policies. The Asset/Liability Management Committee, which is comprised of members of the Company's senior management, monitors the Company's interest rate risk position and related strategies.

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

        Interest Rate Risk-Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At March 31, 2000, the Company used the following derivative financial instruments in its efforts to reduce its repricing risk: (i) interest rate swaps, where, based on the notional amount of the related agreement, the Company makes fixed-rate payments and receives variable-rate payments, all of which are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate caps, where, in exchange for the payment of a premium, the Company receives the excess of a designated market interest rate (one-month LIBOR or the Bond Market Association municipal bond index) over a specified strike rate, as applied to the notional amount of the related agreement; (iii) interest rate cap corridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the notional amount of the related agreement; (iv) interest rate futures, where the Company pays any increase, or receives any decrease, in the market value of the underlying financial instrument; (v) short sales of MBS; and (vi) call options written on U.S. Treasury note futures. In addition, the Company, in connection with its issuance of time deposits with various call features, has entered into pay variable (based on three-month LIBOR)/receive fixed interest rate swaps with matching call features that, considered together with the related time deposits, results in short-term repricing liabilities. The Company uses these time deposits to replace short-term repricing wholesale funds.

        The following table sets forth the derivative financial instruments used by the Company at March 31, 2000 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):


                                                                                               WEIGHTED AVERAGE
                                                                                ESTIMATED   ------------------------
                                                                    NOTIONAL      FAIR         RATE        RATE
                                                                     AMOUNT       VALUE      PAYABLE    RECEIVABLE
                                                                   ------------ ----------  ----------- ------------
Pay fixed/receive variable interest rate swaps hedging:
    Securities available for sale (1)                               $  685,349   $  6,469         6.33%        6.08%
    Loans receivable (1)                                             1,768,518     45,688         6.38         6.07
    Short-term borrowings (1)                                        1,075,000      7,000         6.10         6.05
Pay variable/receive fixed interest rate swaps hedging:
    Time deposits (1)                                                   65,000       (398)        6.00         8.00
Interest rate caps hedging:
    Loans receivable (2)                                                35,600        200           --           --
Interest rate cap corridors hedging:
    Securities available for sale (3)                                   59,810      2,895           --           --
    Loans receivable (4)                                               300,272     13,713           --           --
Interest rate futures hedging:
    Securities available for sale                                      157,400         --           --           --
    Loans receivable                                                    34,600         --           --           --
Short sales hedging:
    Loans receivable                                                   178,000       (914)          --           --
Call options written hedging:
    Loans receivable                                                   200,000       (508)          --           --
                                                                   ------------ ----------
                                                                    $4,559,549   $ 74,145
                                                                   ============ ==========

----------
(1) Variable rates are presented on the basis of rates in effect at March 31, 2000; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2)  The weighted average strike rate was 5.64%.

(3) The weighted average strike rate was 5.16% and the weighted average maximum rate was 6.28%.

(4) The weighted average strike rate was 5.15% and the weighted average maximum rate was 6.26%.

        Mortgage Banking Risk-Management Instruments. At March 31, 2000, the Company used the following derivative financial instruments to protect against the adverse impact on the value of the Company's mortgage servicing assets of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: (i) interest rate floors, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over a designated market interest rate (generally constant maturity Treasury or swap indices), as applied to the notional amount of the related agreement; (ii) interest rate swaps, where the Company receives a fixed rate and pays a variable rate tied to one- or three-month LIBOR; (iii) interest rate swaptions, where, in exchange for the payment of a premium to the counterparty, the Company, at a future date, has the right to enter into interest rate swap agreements; and (iv) principal-only swaps, where the
Company: (a) receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR as applied to the notional amount of the agreement; and (b) pays or receives changes in the market value of the underlying principal-only security.

        Two major classes of derivative financial instruments were used by the Company at March 31, 2000 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchased put options on MBS and interest rate futures.

        The following table sets forth the derivative financial instruments used by the Company at March 31, 2000 in connection with its mortgage banking activities, segregated by the activities that they hedge (dollars in thousands):

                                                                                                WEIGHTED AVERAGE
                                                                                ESTIMATED   -------------------------
                                                                    NOTIONAL      FAIR      VARIABLE-RATE FIXED-RATE
                                                                     AMOUNT       VALUE       PAYABLE     RECEIVABLE
                                                                   ------------ ----------  ------------  -----------
Interest rate floors hedging mortgage servicing assets (1)          $2,885,000  $  16,195            --%         --%
Interest rate swaps hedging mortgage servicing assets (2)            1,162,000   (68,343)          6.06        6.01
Interest rate swaptions hedging mortgage servicing assets (3)        1,180,000     28,673            --          --
Principal-only swaps hedging mortgage servicing assets (2)              50,315        141          6.18          --
Forward contracts hedging loans held for sale                        2,190,490    (9,531)            --          --
Put options purchased hedging loans held for sale                      100,000        127            --          --
                                                                   ------------ ----------
Total                                                               $7,567,805  $(32,738)
                                                                   ============ ==========

---------------
(1)  The weighted average strike rate was 5.80%.

(2) Variable rates payable are presented on the basis of rates in effect at March 31, 2000; however, actual repricings will be based on the applicable interest rates in effect at the actual repricing dates.

(3)  The weighted average strike rate was 7.34%.

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

        The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at March 31, 2000. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                                           PROJECTED REPRICING
                                                                  --------------------------------------
                                                                                OVER ONE
                                                                                 THROUGH        OVER
                                                                   ONE YEAR       THREE         THREE
                                                                   OR LESS        YEARS         YEARS        TOTAL
                                                                  -----------   ----------   -----------   -----------
                                                                                 (DOLLARS IN MILLIONS)
Total interest-earning assets                                       $  9,369     $  4,406      $  7,744       $21,519
Total interest-bearing liabilities                                    14,001        3,661         4,423        22,085
                                                                  -----------   ----------   -----------   -----------
Periodic gap before impact of derivative financial instruments        (4,632)         745         3,321          (566)
Impact of derivative financial instruments                             3,038       (1,430)       (1,608)           --
                                                                  -----------   ----------   -----------   -----------
Periodic gap                                                        $ (1,594)   $    (685)     $  1,713     $    (566)
                                                                  ===========   ==========   ===========   ===========
Cumulative gap                                                      $ (1,594)    $ (2,279)    $    (566)
                                                                  ===========   ==========   ===========
Cumulative gap as a percentage of total assets                          (6.6)%       (9.4)%        (2.3)%

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

        The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):

                                                        MARCH 31,      DECEMBER 31,     MARCH 31,
                                                           2000            1999           1999
                                                       -------------   -------------  ----------------
              Non-accrual loans:
                  Residential real estate                  $ 54,377         $51,293        $ 44,877
                  Commercial real estate                      5,088           5,208          10,753
                  Consumer                                   10,328          10,424           4,950
                  Business                                    3,769           2,437              24
                                                       -------------   -------------  --------------
                   Total non-accrual loans                   73,562          69,362          60,604
                                                       -------------   -------------  --------------
              Other real estate owned, net:
                  Residential real estate                    13,497           9,978          11,582
                  Commercial real estate                      3,409           6,963          13,516
                  Allowance for losses                         (271)           (250)         (1,196)
                                                       -------------   -------------  --------------
                   Total other real estate owned, net        16,635          16,691          23,902
                                                       -------------   -------------  --------------
              Total non-performing assets                   $90,197         $86,053         $84,506
                                                       =============   =============  ==============

              Non-performing assets to total assets            0.37 %          0.36 %          0.39 %
              Non-accrual loans to loans receivable            0.47            0.46            0.48

        The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loans receivable portfolio, which the Company expects will continue to change over time.

        The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at March 31, 2000, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                                                            DELINQUENCY PERIOD
                                                                     ---------------------------------
                                                                      30 - 59    60 - 89
                                                                       DAYS        DAYS       TOTAL
                                                                     ---------- ----------- ----------
              Residential real estate                                  $28,540      $9,768    $38,308
              Commercial real estate                                       468       3,570      4,038
              Consumer                                                  14,427       4,181     18,608
              Business                                                   6,892         566      7,458
                                                                     ---------- ----------- ----------
              Total                                                    $50,327     $18,085    $68,412
                                                                     ========== =========== ==========

        The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                                                                      FOR THE
                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               -----------------------
                                                                                  2000        1999
                                                                               ----------- -----------
              Balance at beginning of period                                     $140,296    $105,081
              Provision for loan losses                                             7,000       8,000
              Loan charge-offs:
                  Residential real estate                                          (3,454)     (2,750)
                  Commercial real estate                                              (14)       (306)
                  Consumer                                                         (2,736)       (682)
                  Business                                                             (5)        (27)
                                                                               ----------- -----------
                          Total loan charge-offs                                   (6,209)     (3,765)
                                                                               ----------- -----------
              Loan recoveries:
                  Residential real estate                                             558       1,022
                  Commercial real estate                                               28       1,595
                  Consumer                                                            803         436
                  Business                                                              9          --
                                                                               ----------- -----------
                          Total loan recoveries                                     1,398       3,053
                                                                               ----------- -----------
                              Net loan charge-offs                                 (4,811)       (712)
                                                                               ----------- -----------
              Balance at end of period                                           $142,485    $112,369
                                                                               =========== ===========

        On an annualized basis, net loan charge-offs represented 0.13% of average loans receivable for the first quarter of 2000, as compared with 0.02% for the first quarter of 1999.

        The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:


                                                                 MARCH 31,    DECEMBER 31,  MARCH 31,
                                                                    2000          1999         1999
                                                                ------------ ------------- -----------
              Allowance for loan losses to:
                  Loans receivable                                     0.91%         0.92%       0.89%
                  Non-accrual loans                                  193.69        202.27      185.42

        Of the $3.5 billion carrying value of the Company's MBS available for sale portfolio at March 31, 2000, $2.7 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA. While substantially all of the privately-issued MBS held by the Company at March 31, 2000 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

        The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company's credit risk associated with its use of derivative financial instruments amounted to $57.6 million at March 31, 2000 and $73.9 million at December 31, 1999. There were no past due amounts related to the Company's derivative financial instruments at March 31, 2000 or December 31, 1999.

FINANCIAL CONDITION

    General

        The Company's total assets amounted to $24.2 billion at March 31, 2000, up $258.6 million from December 31, 1999. This increase was primarily due to growth in loans receivable, the impact of which was partially offset by a reduction in loans held for sale.

    Securities Available for Sale

        The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):

                                                             MARCH 31, 2000          DECEMBER 31, 1999
                                                        ------------------------- -------------------------
                                                         AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                                           COST      FAIR VALUE      COST      FAIR VALUE
                                                        ------------ ------------ ------------ ------------
              MBS:
                  Pass-through securities:
                      Privately-issued                   $2,274,605   $2,217,252   $2,296,046   $2,245,491
                      U.S. government agencies              875,000      833,471      886,854      845,159
                  Collateralized mortgage obligations:
                      Privately-issued                      445,903      434,181      422,938      408,945
                      U. S. government agencies              19,028       18,281       18,726       18,093
                  Interest-only                                 891          461          940          499
                                                        ------------ ------------ ------------ ------------
                          Total MBS                       3,615,427    3,503,646    3,625,504    3,518,187
                                                        ------------ ------------ ------------ ------------
              Other debt securities:
                  U. S. government agencies                  75,000       75,000           --           --
                  State and municipal                        25,759       25,682       15,478       15,112
                  Domestic corporate                        356,284      313,862      345,410      304,081
                  Foreign government                            500          500          500          500
                                                        ------------ ------------ ------------ ------------
                          Total other debt securities       457,543      415,044      361,388      319,693
                                                        ------------ ------------ ------------ ------------
              Equity securities                               9,632        9,729       12,490       11,796
                                                        ------------ ------------ ------------ ------------
              Total securities available for sale        $4,082,602   $3,928,419   $3,999,382   $3,849,676
                                                        ============ ============ ============ ============

    Loans Held for Sale

        Loans held for sale into the secondary market in connection with the Company's mortgage banking activities amounted to $1.5 billion at March 31, 2000. In comparison, loans held for sale totaled $1.7 billion at December 31, 1999.

    Loans Receivable

        Loans receivable (exclusive of the allowance for loan losses) amounted to $15.6 billion at March 31, 2000, up $372.1 million from year-end 1999.

        A key component of the Company's strategy with respect to its loans receivable is to continue to increase the aggregate percentage of its commercial real estate, consumer and business loans receivable to total loans receivable. The aggregate balance of commercial real estate, consumer and business loans increased $340.7 million, or 4.9%, during the first three months of 2000 and, at March 31, 2000, these loans comprised approximately 47% of total loans receivable, up from 46% at December 31, 1999 and 32% at March 31, 1999. Contributing significantly to the increase from March 31, 1999 was the impact of the 1999 Acquisitions.

        The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):

                                           MARCH 31, 2000          DECEMBER 31, 1999
                                       ------------------------ ------------------------   INCREASE
                                                     PERCENTAGE               PERCENTAGE  (DECREASE)
                                          AMOUNT      OF TOTAL     AMOUNT      OF TOTAL   IN AMOUNT
                                       ------------- ---------- ------------- ---------- -------------
              Residential real estate   $ 8,231,525      52.8%  $  8,200,120       53.9%    $  31,405
              Commercial real estate      3,648,372      23.4      3,482,857       22.9       165,515
              Consumer                    2,608,209      16.8      2,495,321       16.4       112,888
              Business                    1,091,004       7.0      1,028,756        6.8        62,248
                                       ------------- ---------- ------------- ---------- -------------
              Total loans receivable    $15,579,110     100.0%   $15,207,054      100.0%     $372,056
                                       ============= ========== ============= ========== =============

    Deposits

        Total deposits amounted to $14.4 billion at March 31, 2000, an increase of $144.1 million from year-end 1999, of which $125.1 million was associated with core deposits. Part of the Company's strategy with respect to its deposits is to increase the percentage of core deposits to total deposits. At the end of the first quarter of 2000, core deposits represented 54.2% of total deposits, up from 53.9% at year-end 1999 and 51.6% at March 31, 1999.

        The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):

                                           MARCH 31, 2000          DECEMBER 31, 1999
                                       ------------------------ ------------------------   INCREASE
                                                     PERCENTAGE               PERCENTAGE  (DECREASE)
                                          AMOUNT      OF TOTAL     AMOUNT      OF TOTAL   IN AMOUNT
                                       ------------- ---------- ------------- ---------- -------------
              Core:
                  Demand               $  2,157,968      15.0%  $  2,071,419       14.5%    $  86,549
                  Savings                 2,378,809      16.5      2,407,528       16.9       (28,719)
                  Money market            3,268,557      22.7      3,201,298       22.5        67,259
                                       ------------- ---------- ------------- ---------- -------------
                      Total core          7,805,334      54.2      7,680,245       53.9       125,089
                                       ------------- ---------- ------------- ---------- -------------
              Time                        6,600,261      45.8      6,581,204       46.1        19,057
                                       ------------- ---------- ------------- ---------- -------------
              Total deposits            $14,405,595     100.0%   $14,261,449      100.0%    $ 144,146
                                       ============= ========== ============= ========== =============

    Borrowed Funds

        The following table sets forth a summary of the Company's borrowed funds at the dates indicated (dollars in thousands)

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                     2000         1999
                                                                                ------------- ------------
              Federal funds purchased and securities sold under agreements to repurchase:
                  Federal funds purchased                                        $ 2,384,000  $   785,000
                  Securities sold under agreements to repurchase                   1,219,841      321,067
                                                                                ------------- ------------
                          Total federal funds purchased and securities sold
                              under agreements to repurchase                       3,603,841    1,106,067
                                                                                ------------- ------------
              Other short-term borrowings:
                  Federal Home Loan Bank of New York advances                      2,350,000    3,711,086
                  Treasury tax and loan notes                                        302,463    1,598,154
                  Other                                                              114,998       12,598
                                                                                ------------- ------------
                          Total other short-term borrowings                        2,767,461    5,321,838
                                                                                ------------- ------------
              Long-term debt:
                  Federal Home Loan Bank of New York advances                        741,563      751,600
                  Senior notes                                                       348,633      348,322
                  Medium-term notes                                                   48,443       48,541
                  Bonds, preferred stock and loans transferred in
                      put transactions                                                17,186       17,405
                                                                                ------------- ------------
                          Total long-term debt                                     1,155,825    1,165,868
                                                                                ------------- ------------
              Guaranteed preferred beneficial interests in Dime Bancorp,
                  Inc.'s junior subordinated deferrable interest debentures          152,225      152,219
                                                                                ------------- ------------
              Total borrowed funds                                                $7,679,352   $7,745,992
                                                                                ============= ============

Stockholders' Equity

        Stockholders' equity amounted to $1.6 billion at March 31, 2000, up $57.3 million, or 3.8%, from year-end 1999. This increase was largely due to net income of $65.3 million. At the end of the first quarter of 2000, stockholders' equity represented 6.51% of total assets, as compared with 6.34% at December 31, 1999. Book value per common share and tangible book value per common share increased to $14.09 and $9.34, respectively, at March 31, 2000 from $13.67 and $8.84, respectively, at the end of 1999.

        During February 2000, in connection with the Merger, the Holding Company rescinded its Common Stock repurchase program that was announced in September 1998, which had authorized the Holding Company to repurchase up to approximately 5.6 million shares of Common Stock (the "Stock Repurchase Program"). A total of 4.2 million shares of Common Stock were repurchased under the Stock Repurchase Program, all of which were acquired prior to the beginning of 2000.

        Cash dividends declared and paid by the Holding Company on the Common Stock were $0.06 per share in the first quarter of 2000, up from $0.05 per share in the first quarter of 1999. The Holding Company's Common Stock dividend payout ratio was 10.17% for the first quarter of 2000, compared with 10.20% for the first quarter of 1999. On April 28, 2000, the Holding Company announced the declaration of a cash dividend of $0.08 per share of Common Stock. This dividend will be paid on June 1, 2000 to Dime Stockholders of record as of the close of business on May 19, 2000.

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

     Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from Dime FSB, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision (the "OTS"). At March 31, 2000, the Holding Company had an effective shelf registration with the Commission under which it could issue an aggregate of $150.0 million of debentures, notes or other unsecured evidences of indebtedness. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

        Under existing OTS regulations, Dime FSB must maintain, for each calendar quarter, an average daily balance of liquid assets (as defined) equal to at least 4.00% of either (i) its liquidity base (Dime FSB's net withdrawable accounts plus short-term borrowings) at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding quarter. Dime FSB was in compliance with these regulations for the first quarter of 2000.

REGULATORY CAPITAL

        Pursuant to OTS regulations, Dime FSB is required to maintain tangible capital of at least 1.5% of adjusted total assets, core ("tier 1") capital of at least 3.0% of adjusted total assets and total risk-based capital of at least 8.0% of risk-weighted assets. Dime FSB exceeded these capital requirements at March 31, 2000.

        Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of tier 1 capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets is 5.0% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At March 31, 2000, Dime FSB met the published standards for a well capitalized designation under these regulations.

        The following table sets forth the regulatory capital position of Dime FSB at the dates indicated (dollars in thousands):

                                                         MARCH 31, 2000          DECEMBER 31, 1999
                                                     ------------------------ ------------------------
                                                        AMOUNT       RATIO       AMOUNT       RATIO
                                                     ------------- ---------- ------------- ----------
              Tangible and core capital                $1,458,436       6.16%   $1,383,046     5.90%
              Tier 1 risk-based capital                 1,458,436       9.00     1,383,046     8.80
              Total risk-based capital                  1,700,921      10.50     1,623,342    10.33

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management," incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There have not been any material developments regarding the status of Dime FSB's goodwill lawsuit against the United States since the filing of the 1999 10-K.

        On March 5, 2000, North Fork announced its intention to make a hostile offer to acquire all of the outstanding Common Stock and to terminate the Merger Agreement. In connection with the Hostile Tender Offer, Fleet Boston Corporation ("Fleet Boston") announced that it had agreed, among other things, to invest an aggregate of $250 million in exchange for preferred stock of North Fork and rights to purchase North Fork's common stock.

        On March 6, 2000, North Fork filed a lawsuit in the Delaware Court of Chancery against the Holding Company, members of the Board and Hudson, challenging a number of the provisions in the Merger Agreement and alleging, among other things, breaches of fiduciary duties by the Board (the "Delaware Action"). The complaint sought, among other things, an order invalidating certain provisions of the Merger Agreement. On March 9, 2000, North Fork amended its complaint in the Delaware Action to include allegations of breach of fiduciary duties by the Board for compelling a premature stockholder vote on the Merger Agreement and of false and misleading statements in the Holding Company's proxy statement/prospectus supplement dated March 7, 2000. After the Holding Company postponed its Special Meeting on the Merger Agreement from March 15, 2000 to March 24, 2000, North Fork withdrew its additional motion for a temporary restraining order to enjoin the March 15th meeting but reserved its right to proceed in the future. On March 17, 2000, North Fork moved for an expedited hearing and partial summary judgment with respect to its challenges to the provisions of the Merger Agreement. As a result of the termination of the Merger Agreement on April 28, 2000, these motions have been withdrawn.

        The Holding Company is the subject of at least 14 putative class action lawsuits filed on or after March 6, 2000 by various Dime Stockholders: Brecher
v. Toal, et. al., Miller v. Toal, et. al., Weiss v. Toal, et. al., Susser v. Toal, et. al., Lifshitz v. Toal, et. al., Pill v. Toal, et. al., Milite v. Toal, et. al., Steiner v. Toal, et. al., Shiry v. Toal, et. al., Lewis v. Toal, et. al., and Coleman v. Toal, et. al., each filed in the Delaware Court of Chancery on March 6, 2000; Great Neck Capital Appreciation Partnership v. Dime Bancorp, Inc., filed in the Delaware Court of Chancery on March 7, 2000; Silverberg v. Dime Bancorp, Inc., filed in the Supreme Court of the State of New York, County of Queens on March 9, 2000; and Graifman v. Koons, et. al., filed in the Supreme Court of the State of New York, County of New York, on March 15, 2000 (collectively, the "Stockholder Actions"). Each of the Stockholder Actions alleges, among other things, breaches of fiduciary duties by the Board and challenges the Stock Option, purported benefits to the Holding Company's directors and officers that were to have resulted from the Merger, and the rejection by the Board of the Hostile Tender Offer. On March 10, 2000, the Dime Stockholder plaintiffs in some of the Stockholder Actions filed a motion for partial summary judgment seeking a determination invalidating the same provisions of the Merger Agreement that were the subject of North Fork's complaint. The motions have become moot as a result of the termination of the Merger Agreement.

        On March 10, 2000, the Holding Company filed suit in the Supreme Court of the State of New York, County of New York, against North Fork and Fleet Boston (the "New York Action"). The complaint alleges violations of New York's antitrust laws, including a conspiracy between North Fork and Fleet Boston to:
(i) diminish competition in a variety of banking markets; (ii) diminish competition for the purchase of banks and thrifts in some markets; and (iii) eliminate a stronger competitor (i.e., the combined institution resulting from the Merger). In addition, the complaint alleges that Fleet Boston's divestiture of branches from the Fleet Financial-BankBoston Corporation merger to Sovereign Bancorp, Inc. ("Sovereign") is part of the conspiracy, as Sovereign is not capable of competing effectively in markets with Fleet Boston and Fleet Boston may use monopoly profits gained in those markets to fund the Hostile Tender Offer. Among other things, the suit asks the court to: (i) enjoin North Fork and Fleet Boston from acting in concert to acquire the Holding Company; (ii) enjoin the proposed branch divestiture from Fleet Boston to Sovereign and require divestiture to a banking organization with a reasonable opportunity to improve competition in the markets served; and (iii) declare violations of the New York antitrust laws. On March 31, 2000, North Fork and Fleet Boston moved to dismiss the New York Action, arguing that it is preempted by federal law. The Holding Company has filed its response to this motion, and the New York Attorney General has submitted an amicus curiae brief challenging the preemption issues raised by North Fork and Fleet Boston.

        On March 21, 2000, the Holding Company filed suit in the United States District Court for the Eastern District of New York against North Fork and members of North Fork's board of directors seeking preliminary and permanent injunctive relief in connection with alleged misrepresentations contained in North Fork's proxy statement, dated March 13, 2000, soliciting proxies against the Merger, in violation of the Securities Exchange Act of 1934. On March 30, 2000, North Fork moved to dismiss this action. On April 13, 2000, the Holding Company filed an amended complaint in this action, focusing on the disclosures by North Fork regarding the cost savings that could be achieved if North Fork acquired the Holding Company and North Fork's relationship with Fleet Boston. On April 20, 2000, the court issued a decision recommending that North Fork's motion to dismiss be denied and ordering the parties to conduct expedited discovery. On April 24, 2000, North Fork filed an answer and counterclaims against the Holding Company and sought expedited discovery on those counterclaims. The counterclaims allege that the Holding Company and its Chairman, Mr. Lawrence J. Toal, have made materially false and misleading statements in the Holding Company's proxy materials in connection with the Merger, its press releases and its other filings with the Commission with respect to the Hostile Tender Offer and seek injunctive and other relief. On April 28, 2000, the court denied North Fork's request for expedited discovery. The Holding Company's request for a preliminary injunction was withdrawn in light of the termination of the Merger Agreement.

         On March 29, 2000, the Holding Company filed suit in the Supreme Court of the State of New York, County of New York, against Salomon Smith Barney, Inc. ("Salomon"), which had been acting as a financial advisor to North Fork in connection with the Hostile Tender Offer. The complaint alleges violations of a provision of a confidentiality agreement, dated May 12, 1997, between the Holding Company and Salomon, which the complaint states prohibits Salomon, for a three year period, from providing financial advisory services to any entity interested in acquiring or otherwise entering into a business combination transaction with the Holding Company without obtaining the Holding Company's prior written consent to either the transaction or the provision of such advice (the "Confidentiality Agreement"). The suit asks the state court to enjoin Salomon from providing financial or advisory services to North Fork in connection with the Hostile Tender Offer. On April 5, 2000, the state court granted the Holding Company's motion to preliminarily enjoin Salomon from acting as a financial advisor to North Fork until May 12, 2000, the date the relevant provision of the Confidentiality Agreement expires by its terms (the "Preliminary Injunction"). On April 6, 2000, Salomon filed a notice of appeal in the Appellate Division of the State of New York, First Department, alleging that the state court erred when it granted the Preliminary Injunction, and also filed a motion in the appellate court seeking to vacate the state court's order imposing the Preliminary Injunction. The appellate court denied Salomon's motion to vacate on May 3, 2000. On May 10, 2000, the court declined to extend the Preliminary Injunction beyond May 12, 2000.

        The Holding Company believes that its various claims against North Fork, Fleet Boston and Salomon are meritorious and that the various claims made against the Holding Company and the Board are without merit. However, it is not possible to predict the outcome of these claims at this time.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 12 --  Ratio of Earnings to Fixed Charges
         Exhibit 27 --  Financial Data Schedule

(b)      REPORTS ON FORM 8-K

        During the three-month period ended March 31, 2000, the Holding Company filed with the Commission the following Current Reports on Form 8-K:

        - Form 8-K, filed on January 20, 2000, regarding a press release announcing the Company's consolidated financial results for the quarter and year ended December 31, 1999.

        - Form 8-K, filed on February 29, 2000, regarding a press release announcing that the Board had rescinded the Stock Repurchase Program.

        - Form 8-K, filed on March 8, 2000, filing a supplement, dated March 7, 2000, to the proxy statement of the Holding Company and prospectus relating to the Common Stock in connection with the Merger dated February 9, 2000, certain presentation materials for investors and a consent of the Holding Company's financial advisor.

        - Form 8-K, filed on March 8, 2000, regarding a press release that discussed key disclosure omissions by North Fork in connection with its hostile offer to acquire the Holding Company.

        - Form 8-K, filed on March 10, 2000, regarding a press release announcing that the Holding Company and Hudson had postponed their respective Special Meetings from March 15, 2000 to March 24, 2000.

        - Form 8-K, filed on March 13, 2000, announcing that North Fork had filed the Delaware Action and that certain of the Stockholder Actions had been filed.

        - Form 8-K, filed on March 13, 2000, regarding a press release announcing that the Holding Company had filed the New York Action.

        - Form 8-K, filed on March 14, 2000, announcing that additional Stockholder Actions had been filed.

        - Form 8-K, filed on March 21, 2000, regarding a press release announcing that the Holding Company and Hudson had postponed their Special Meetings from March 24, 2000 to May 17, 2000 and May 18, 2000, respectively.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DIME BANCORP, INC.
                                     (Registrant)


Dated: May 12, 2000                  By:      /s/ Lawrence J. Toal
       -------------                          --------------------
                                              Lawrence J. Toal
                                              Chairman of the Board, Chief Executive Officer,
                                                President and Chief Operating Officer

Dated: May 12, 2000                  By:      /s/ Anthony R. Burriesci
       ------------                           ------------------------
                                              Anthony R. Burriesci
                                              Executive Vice President and
                                                Chief Financial Officer

Dated: May 12, 2000                  By:      /s/ John F. Kennedy
       ------------                           -------------------
                                              John F. Kennedy
                                              Controller and Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT
------            -------------------------
12                Ratio of Earnings to Fixed Charges

27                Financial Data Schedule (filed electronically)

                      Dime Bancorp, Inc. and Subsidiaries
                                   Exhibit 12
                       Ratio of Earnings to Fixed Charges
                             (Dollars in thousands)

                                                                                                    For the
                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                             -----------------------
                                                                                                2000        1999
                                                                                             ----------- -----------
Excluding Interest on Deposits from Fixed Charges
Earnings:
    Income before income taxes and extraordinary items                                         $101,987    $ 93,599
    Fixed charges                                                                               113,196      87,889
                                                                                             ----------- -----------
            Total earnings as adjusted                                                         $215,183    $181,488
                                                                                             =========== ===========

Fixed charges:
    Interest expense on borrowed funds                                                         $108,863    $ 84,273
    Portion of rent expense deemed representative of the interest
      factor (1)                                                                                  4,333       3,616
                                                                                             ----------- -----------
            Total fixed charges                                                                $113,196    $ 87,889
                                                                                             =========== ===========

Ratio of earnings to fixed charges excluding interest on deposits                                 1.90x       2.06x

Including Interest on Deposits in Fixed Charges
Earnings:
    Income before income taxes and extraordinary items                                         $101,987    $ 93,599
    Fixed charges                                                                               243,672     207,731
                                                                                             ----------- -----------
            Total earnings as adjusted                                                         $345,659    $301,330
                                                                                             =========== ===========

Fixed charges:
    Interest expense on borrowed funds                                                         $108,863    $ 84,273
    Interest expense on deposits                                                                130,476     119,842
    Portion of rent expense deemed representative of the interest
      factor (1)                                                                                  4,333       3,616
                                                                                             ----------- -----------
            Total fixed charges                                                                $243,672    $207,731
                                                                                             =========== ===========

Ratio of earnings to fixed charges including interest on deposits                                 1.42x       1.45x

(1)  Represents one-third of total rent expense.