Form 10-Q
period 2000-06-30
DIME BANCORP INC
filed 2000-08-14
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of July 31, 2000, the registrant had 109,298,996 shares of common stock, $0.01 par value, outstanding.

                               DIME BANCORP, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of June 30, 2000 and                                 3
             December 31, 1999

           Consolidated Statements of Income for the Three Months and Six Months Ended
             June 30, 2000 and 1999                                                                               4

           Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended
                    June 30, 2000 and 1999                                                                        5

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000                           6
                    and 1999

           Notes to Consolidated Financial Statements                                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              33

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       33

Item 6.  Exhibits and Reports on Form 8-K                                                                        36

SIGNATURES                                                                                                       37


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            2000           1999
                                                                                        -------------- --------------
ASSETS
Cash and due from banks                                                                     $ 367,626      $ 414,289
Money market investments                                                                       12,872         18,166
Securities available for sale                                                               3,900,016      3,849,676
Federal Home Loan Bank of New York stock                                                      328,732        328,732
Loans held for sale                                                                         2,165,150      1,733,667
Loans receivable, net:
    Residential real estate loans                                                           8,145,896      8,200,120
    Commercial real estate loans                                                            3,881,308      3,482,857
    Consumer loans                                                                          2,817,474      2,495,321
    Business loans                                                                          1,114,016      1,028,756
    Allowance for loan losses                                                                (143,432)      (140,296)
                                                                                        -------------- --------------
        Total loans receivable, net                                                        15,815,262     15,066,758
                                                                                        -------------- --------------
Premises and equipment, net                                                                   202,940        207,373
Mortgage servicing assets                                                                     946,489        980,934
Goodwill                                                                                      518,352        531,415
Other assets                                                                                1,001,337        790,315
                                                                                        -------------- --------------
Total assets                                                                              $25,258,776    $23,921,325
                                                                                        ============== ==============

LIABILITIES
Deposits                                                                                  $14,284,216    $14,261,449
Federal funds purchased and securities sold under agreements to repurchase                  3,435,582      1,106,067
Other short-term borrowings                                                                 4,215,379      5,321,838
Long-term debt                                                                              1,154,738      1,165,868
Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s junior
    subordinated deferrable interest debentures                                               152,230        152,219
Other liabilities                                                                             456,408        397,779
                                                                                        -------------- --------------
        Total liabilities                                                                  23,698,553     22,405,220
                                                                                        -------------- --------------

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share (350,000,000 shares authorized and
   120,252,459 shares issued at June 30, 2000 and December 31, 1999)                            1,203          1,203
Additional paid-in capital                                                                  1,168,087      1,166,530
Retained earnings                                                                             750,748        670,343
Treasury stock, at cost (10,953,956 shares at June 30, 2000 and 9,357,589
    shares at December 31, 1999)                                                             (259,564)      (230,035)
Accumulated other comprehensive loss                                                         (100,251)       (87,257)
Unearned compensation                                                                              --         (4,679)
                                                                                        -------------- --------------
        Total stockholders' equity                                                          1,560,223      1,516,105
                                                                                        -------------- --------------
Total liabilities and stockholders' equity                                                $25,258,776    $23,921,325
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

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                             FOR THE                FOR THE
                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                      ---------------------- -----------------------
                                                                        2000        1999        2000        1999
                                                                      ---------- ----------- ----------- -----------
INTEREST INCOME
Residential real estate loans                                          $183,730    $187,254    $356,192    $390,070
Commercial real estate loans                                             75,764      53,921     144,925     103,675
Consumer loans                                                           56,696      22,042     109,755      41,696
Business loans                                                           24,012       6,290      46,874      12,054
Mortgage-backed securities                                               64,835      52,545     128,513     101,443
Other securities                                                         14,151      12,696      26,689      24,917
Money market investments                                                    202         270         449         776
                                                                      ---------- ----------- ----------- -----------
        Total interest income                                           419,390     335,018     813,397     674,631
                                                                      ---------- ----------- ----------- -----------

INTEREST EXPENSE
Deposits                                                                132,286     116,511     262,762     236,353
Borrowed funds                                                          130,955      78,617     239,818     162,890
                                                                      ---------- ----------- ----------- -----------
        Total interest expense                                          263,241     195,128     502,580     399,243
                                                                      ---------- ----------- ----------- -----------
        Net interest income                                             156,149     139,890     310,817     275,388
Provision for loan losses                                                 7,000       7,500      14,000      15,500
                                                                      ---------- ----------- ----------- -----------
        Net interest income after provision for loan losses             149,149     132,390     296,817     259,888
                                                                      ---------- ----------- ----------- -----------

NON-INTEREST INCOME
Loan servicing and production fees                                       71,265      69,716     138,109     131,644
Banking service fees                                                     16,418      12,587      31,939      23,854
Securities and insurance brokerage fees                                  11,314      10,052      21,847      18,656
Net gains on sales activities                                            30,519      57,696      67,158     122,003
Other                                                                     3,891       2,452       7,535       5,576
                                                                      ---------- ----------- ----------- -----------
        Total non-interest income                                       133,407     152,503     266,588     301,733
                                                                      ---------- ----------- ----------- -----------

NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                                   75,831      75,201     151,448     151,674
    Occupancy and equipment                                              27,612      25,901      55,726      50,687
    Other                                                                35,643      48,559      73,196      96,896
                                                                      ---------- ----------- ----------- -----------
        Total general and administrative expense                        139,086     149,661     280,370     299,257
Amortization of mortgage servicing assets                                31,009      35,200      60,241      65,857
Amortization of goodwill                                                  8,371       3,497      16,717       6,373
Special charges                                                          54,255          --      54,255          --
                                                                      ---------- ----------- ----------- -----------
        Total non-interest expense                                      232,721     188,358     411,583     371,487
                                                                      ---------- ----------- ----------- -----------
Income before income tax expense and extraordinary items                 49,835      96,535     151,822     190,134
Income tax expense                                                       15,392      35,718      52,106      70,349
                                                                      ---------- ----------- ----------- -----------
Income before extraordinary items                                        34,443      60,817      99,716     119,785
Extraordinary items -- losses on early extinguishment of
    debt, net of tax benefits of $3,044                                      --          --          --      (4,127)
                                                                      ---------- ----------- ----------- -----------
Net income                                                              $34,443     $60,817     $99,716    $115,658
                                                                      ========== =========== =========== ===========

PER COMMON SHARE
Basic earnings:
    Income before extraordinary items                                   $  0.31     $  0.54     $  0.90     $  1.08
    Extraordinary items                                                      --          --          --       (0.04)
                                                                      ---------- ----------- ----------- -----------
    Net income                                                          $  0.31     $  0.54     $  0.90     $  1.04
                                                                      ========== =========== =========== ===========
Diluted earnings:
    Income before extraordinary items                                   $  0.31     $  0.54     $  0.90     $  1.06
    Extraordinary items                                                      --          --          --       (0.03)
                                                                      ---------- ----------- ----------- -----------
    Net income                                                          $  0.31     $  0.54     $  0.90     $  1.03
                                                                      ========== =========== =========== ===========
Dividends declared                                                      $  0.08     $  0.06     $  0.14     $  0.11


          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          --------------------------
                                                                                              2000         1999
                                                                                          ------------- ------------
COMMON STOCK
Balance at beginning of period                                                            $      1,203  $     1,203
                                                                                          ------------- ------------
    Balance at end of period                                                                     1,203        1,203
                                                                                          ------------- ------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                               1,166,530    1,165,251
Tax benefit on stock options exercised                                                           1,557          508
                                                                                          ------------- ------------
    Balance at end of period                                                                 1,168,087    1,165,759
                                                                                          ------------- ------------

RETAINED EARNINGS
Balance at beginning of period                                                                 670,343      463,907
Net income                                                                                      99,716      115,658
Cash dividends declared on common stock                                                        (15,592)     (12,224)
Treasury stock issued under employee stock plans, net                                           (3,719)      (1,657)
Treasury stock issued in connection with acquisition                                                --       (4,256)
                                                                                          ------------- ------------
    Balance at end of period                                                                   750,748      561,428
                                                                                          ------------- ------------

TREASURY STOCK, AT COST
Balance at beginning of period                                                                (230,035)    (233,965)
Treasury stock purchased                                                                       (45,061)     (22,626)
Treasury stock issued under employee stock plans, net                                           15,532        2,667
Treasury stock issued in connection with acquisition                                                --       73,444
                                                                                          ------------- ------------
    Balance at end of period                                                                  (259,564)    (180,480)
                                                                                          ------------- ------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                                                                 (87,257)      (3,285)
Other comprehensive loss                                                                       (12,994)     (45,357)
                                                                                          ------------- ------------
    Balance at end of period                                                                  (100,251)     (48,642)
                                                                                          ------------- ------------

UNEARNED COMPENSATION
Balance at beginning of period                                                                 (4,679)       (7,446)
Restricted stock activity, net                                                                (11,109)            7
Amortization of unearned compensation                                                          15,788         1,614
                                                                                          ------------- ------------
    Balance at end of period                                                                        --       (5,825)
                                                                                          ------------- ------------

Total stockholders' equity                                                                 $1,560,223    $1,493,443
                                                                                          ============= ============


          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        ----------------------------
                                                                                            2000           1999
                                                                                        -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $ 99,716      $115,658
Adjustments to reconcile net income to net cash (used) provided by operating activities:
        Provision for loan losses                                                              14,000        15,500
        Depreciation, amortization and accretion, net                                         115,678       103,054
        Provision for deferred income tax expense                                              17,838        55,708
        Net securities (gains) losses                                                          (1,472)           47
        Losses on early extinguishment of debt                                                     --         7,171
        Net (increase) decrease in loans held for sale                                       (431,483)    1,372,238
        Other, net                                                                           (228,828)     (302,952)
                                                                                        -------------- -------------
            Net cash (used) provided by operating activities                                 (414,551)    1,366,424
                                                                                        -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                                   (589,620)   (1,193,058)
Proceeds from sales of securities available for sale                                          321,811       867,663
Proceeds from maturities of securities available for sale                                     304,988       524,838
Loans receivable originated and purchased, net of principal payments                         (888,953)     (195,018)
Proceeds from sales of loans                                                                   39,698        48,979
Proceeds from sales of other real estate owned                                                 13,007        11,284
Net cash paid in acquisitions                                                                      --       (16,578)
Net purchases of premises and equipment                                                       (12,659)      (23,166)
                                                                                        -------------- -------------
            Net cash (used) provided by investing activities                                 (811,728)       24,944
                                                                                        -------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                            22,834      (698,609)
Net increase (decrease) in borrowings with original maturities of
    three months or less                                                                    1,648,056      (558,974)
Proceeds from other borrowings                                                                     --       100,645
Repayments of other borrowings                                                               (436,619)     (245,243)
Proceeds from issuances of treasury stock                                                         704         1,017
Purchases of treasury stock                                                                   (45,061)      (22,626)
Cash dividends paid on common stock                                                           (15,592)      (12,224)
                                                                                        -------------- -------------
            Net cash provided (used) by financing activities                                1,174,322    (1,436,014)
                                                                                        -------------- -------------

Net decrease in cash and cash equivalents                                                     (51,957)      (44,646)
Cash and cash equivalents at beginning of period                                              432,455       357,777
                                                                                        -------------- -------------
Cash and cash equivalents at end of period                                                  $ 380,498     $ 313,131
                                                                                        ============== =============

Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                                        $ 501,172     $ 395,940
    Income tax payments, net                                                                   48,973         3,499
Supplemental non-cash investing information:
    Securitization of loans receivable                                                         78,618       491,761


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

       In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements as of the dates, or for the periods, indicated. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended, (the "1999 10-K"). The results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 -- EARNINGS PER COMMON SHARE

       The following table sets forth the computations of basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):



                                                                              FOR THE                 FOR THE
                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JUNE 30,                JUNE 30,
                                                                       ----------------------- -----------------------
                                                                          2000        1999        2000        1999
                                                                       ----------- ----------- ----------- -----------
  Basic earnings per common share:
      Numerators:
          Income before extraordinary items                               $34,443     $60,817     $99,716    $119,785
          Extraordinary items                                                  --          --          --      (4,127)
                                                                       ----------- ----------- ----------- -----------
          Net income                                                      $34,443     $60,817     $99,716    $115,658
                                                                       =========== =========== =========== ===========
      Denominator:
          Weighted average number of common shares outstanding            110,293     111,958     110,415     111,470
      Basic earnings per common share:
          Income before extraordinary items                               $  0.31     $  0.54     $  0.90     $  1.08
          Extraordinary items                                                  --          --          --       (0.04)
                                                                       ----------- ----------- ----------- -----------
          Net income                                                      $  0.31     $  0.54     $  0.90     $  1.04
                                                                       =========== =========== =========== ===========
  Diluted earnings per common share:
      Numerators:
          Income before extraordinary items                               $34,443     $60,817     $99,716    $119,785
          Extraordinary items                                                  --          --          --      (4,127)
                                                                       ----------- ----------- ----------- -----------
          Net income                                                      $34,443     $60,817     $99,716    $115,658
                                                                       =========== =========== =========== ===========
      Denominator:
          Weighted average number of common shares outstanding            110,293     111,958     110,415     111,470
          Effects of dilutive common stock options and
              restricted common stock                                       1,146       1,281         919       1,371
                                                                       ----------- ----------- ----------- -----------
          Weighted average number of diluted common
              shares outstanding                                          111,439     113,239     111,334     112,841
                                                                       =========== =========== =========== ===========
      Diluted earnings per common share:
          Income before extraordinary items                               $  0.31     $  0.54     $  0.90     $  1.06
          Extraordinary items                                                  --          --          --       (0.03)
                                                                       ----------- ----------- ----------- -----------
          Net income                                                      $  0.31     $  0.54     $  0.90     $  1.03
                                                                       =========== =========== =========== ===========

NOTE 3 -- COMPREHENSIVE INCOME

       The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):




                                                  FOR THE                FOR THE
                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                           ---------------------- -----------------------
                                             2000        1999        2000        1999
                                           ----------  ---------- ----------- -----------
Net income                                   $34,443     $60,817     $99,716    $115,658
Other comprehensive loss                     (10,385)    (31,660)    (12,994)    (45,357)
                                           ----------  ---------- ----------- -----------
Comprehensive income                         $24,058     $29,157     $86,722     $70,301
                                           ==========  ========== =========== ===========

NOTE 4 -- HUDSON UNITED BANCORP MERGER TERMINATION

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

       On April 28, 2000, the Holding Company and Hudson announced that they had mutually entered into an agreement to terminate the Merger Agreement (the "Merger Termination Agreement"). Under the terms of the Merger Termination Agreement, the Holding Company and Hudson agreed to cancel the stock options granted to each other in connection with the Merger Agreement and to release each other from any claims related to these arrangements. In light of the fact that the Hostile Tender Offer, as defined below, was an "initial triggering event" under the stock option the Holding Company originally issued to Hudson in connection with the Merger Agreement (the "Stock Option"), the Holding Company, under the terms of the Merger Termination Agreement, has agreed to pay Hudson from $50 million to $92 million if certain events occur before October 28, 2001, including if the Holding Company is acquired by, merges with, or sells a substantial amount of its assets to another company (the "Subsequent Transaction Fee"). The circumstances are parallel to those that would have allowed Hudson to exercise the Stock Option and the amounts owed are generally less than or equal to the amounts that would have been due under the Stock Option, which had no upper limit. The Merger Termination Agreement also provides for a payment of $30.0 million by the Holding Company to Hudson if the Holding Company sells a significant subsidiary before the same date (the "Subsidiary Transaction Fee"). Any Subsidiary Transaction Fee paid will be deducted from any Subsequent Transaction Fee payment due. If none of these circumstances occurs before October 28, 2001, the Merger Termination Agreement provides for a $15.0 million payment by the Holding Company to Hudson.

       The Company, through June 30, 2000, has incurred pre-tax charges of $27.6 million associated with the termination of the Merger, all of which were recognized during the second quarter of 2000. These charges, which are reflected under the caption "Special charges" in the accompanying Consolidated Statements of Income, were comprised of the $15.0 million minimum fee to be paid by the Holding Company to Hudson pursuant to the Merger Termination Agreement and $12.6 million of legal, advisory, integration and other related expenses.

       For a discussion of various litigation by and against the Company in connection with the Merger, see Part II, Item 1, "Legal Proceedings."

NOTE 5 -- NORTH FORK BANCORPORATION, INC. HOSTILE TENDER OFFER

       On March 5, 2000, North Fork Bancorporation, Inc. ("North Fork") announced its intention to make a hostile offer to acquire all of the outstanding shares of the Holding Company's common stock (the "Common Stock"). On March 15, 2000, North Fork formally commenced its hostile tender offer regarding the Common Stock (the "Hostile Tender Offer"). Pursuant to the terms of the Hostile Tender Offer, the Holding Company's common stockholders (the "Common Stockholders") would receive 0.9302 shares of North Fork's common stock and $2.00 in cash for each share of Common Stock tendered to North Fork. The Hostile Tender Offer is conditioned on the satisfaction of a number of factors, including, but not limited to: (i) the Holding Company entering into a merger agreement with North Fork; (ii) receipt of required regulatory approvals; and
(iii) the rights under the Stockholder Protection Rights Agreement, dated as of October 20, 1995, as amended, between the Holding Company and The Dime Savings Bank of New York, FSB (the "Bank"), as rights agent and successor to The First National Bank of Boston, not being applicable. To the Company's knowledge, the aforementioned conditions have not yet been satisfied or waived by North Fork. On March 20, 2000, the Holding Company's Board of Directors (the "Board") formally recommended that Common Stockholders reject the Hostile Tender Offer by not tendering their Common Stock to North Fork. As a result of several extensions of the Hostile Tender Offer by North Fork, the latest of which was on July 28, 2000, the Hostile Tender Offer is currently scheduled to expire at midnight on September 29, 2000. Notwithstanding this scheduled expiration date, North Fork has publicly indicated that it will continue its hostile takeover attempt.

       The Company, through June 30, 2000, has incurred pre-tax charges of $26.7 million associated with the Hostile Tender Offer, all of which were recognized during the second quarter of 2000. These charges, which are reflected under the caption "Special charges" in the accompanying Consolidated Statements of Income, were comprised of $12.3 million of legal, advisory and proxy solicitation expenses incurred in defending against the Hostile Tender Offer and $14.4 million related to the accelerated vesting of restricted Common Stock issued under employee stock plans, which was triggered by the Hostile Tender Offer. The Hostile Tender Offer also triggered the accelerated vesting of non-vested Common Stock options issued under employee stock plans, although such vesting did not result in a charge to operations.

       For a discussion of various litigation by and against the Company in connection with the Hostile Tender Offer, see Part II, Item 1, "Legal Proceedings."

NOTE 6 -- RECENT ACCOUNTING DEVELOPMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, which was subsequently amended in July 1999 and June 2000, requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS No. 133 on January 1, 2001. The Company has not completed its evaluation of the effect that the adoption of SFAS No. 133 will have upon its financial condition and results of operations.

NOTE 7 -- SUBSEQUENT EVENTS

    Warburg, Pincus Equity Partners, L.P. Investment

       On July 6, 2000, Warburg, Pincus Equity Partners, L.P. ("Warburg") and the Holding Company entered into an agreement (the "Warburg Agreement"), pursuant to which Warburg agreed to purchase, for approximately $238 million, several different securities issued, or to be issued, by the Holding Company. As further discussed below, Warburg's investment is being made over two closings.

       At the first closing, which occurred on July 6, 2000, Warburg purchased, for $210.2 million, rights (the "Rights") to 12,009.491 shares of the Holding Company's Series B non-cumulative voting preferred stock (the "Series B Stock"), par value and liquidation preference of $0.01 per share, and warrants to purchase 8,142.738 shares of the Holding Company's Series C non-cumulative non-voting preferred stock (the "Series C Stock"), par value and liquidation preference of $0.01 per share, and 3,866.753 shares of the Holding Company's Series D non-cumulative non-voting preferred stock (the "Series D Stock"), par value and liquidation preference of $0.01 per share. The Rights converted into shares of Series B Stock on August 1, 2000 upon the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. At the second closing, which will occur upon receipt of necessary regulatory approvals, Warburg will purchase, for $28.0 million, 1,598.173 additional shares of Series B Stock and warrants to purchase approximately 1,598.173 shares of Series D Stock.

       The material terms of the Series B Stock, the Series C Stock and the Series D Stock, as well as the warrants to acquire Series C Stock (the "Series C Stock Warrants") and Series D Stock (the "Series D Stock Warrants," and together with the Series C Stock Warrants, the "Warrants"), are described below.

       Series B Stock. Each share of Series B Stock is convertible into 1,000 shares of Common Stock, entitled to 1,000 votes on all matters on which shares of Common Stock are entitled to vote, together with the Common Stock as a single class, and entitled to receive the same dividends and distributions as those paid on 1,000 shares of Common Stock, other than the distribution of the litigation tracking warrants (the "Litigation Tracking Warrants") that the Holding Company has proposed to distribute (see "Proposed Issuance of the Litigation Tracking Warrants" below). Shares of Series B Stock will convert into shares of Common Stock on the earliest of: (i) the issuance of the Litigation Tracking Warrants; (ii) a change in control of the Holding Company; (iii) lapsing of the transfer restrictions placed on the Series B Stock under certain provisions of the Warburg Agreement; or (iv) April 6, 2001. Series B Stock has preference over Common Stock with respect to the payment of dividends and distribution of assets in the event of a liquidation or dissolution of the Holding Company.

       Series C Stock. Shares of Series C Stock are not entitled to vote, except as required by law. Each share of Series C Stock is entitled to receive the same dividends and distributions, other than the distribution of the Litigation Tracking Warrants, as those paid on 1,000 shares of Common Stock. Upon the receipt of (1) written advice of counsel that, under applicable federal banking laws, the shares of Series C Stock may be converted or (2) a certificate that Warburg is transferring the shares pursuant to a widely dispersed sale, each share of Series C Stock is convertible into 1,000 shares of Common Stock, unless the Series B Stock has not yet converted into Common Stock, in which case each share of Series C Stock will be convertible only into one share of Series B Stock. Series C Stock has preference over Common Stock with respect to the payment of dividends and distribution of assets in the event of a liquidation or dissolution of the Holding Company.

       Series D Stock. Shares of Series D Stock are not entitled to vote, except as required by law. Each share of Series D stock is entitled to receive the same dividends and distributions, other than the distribution of the Litigation Tracking Warrants, as those paid on 1,000 shares of Common Stock. The Series D Stock will not be convertible into any other class of stock of the Holding Company unless the Holding Company receives stockholder approval of the issuance of over 20% of the Common Stock or equivalents under the rules of the New York Stock Exchange (the "NYSE"). Upon such approval, each share of Series D Stock will convert into one share of Series C Stock. Series D Stock has preference over Common Stock with respect to the payment of dividends and distribution of assets in the event of a liquidation or dissolution of the Holding Company.

       Warrants. The Series C Stock Warrants and the Series D Stock Warrants will allow Warburg to purchase Series C Stock and Series D Stock, respectively, at an exercise price of $21.50 per underlying share of Common Stock, subject to a number of antidilution and other adjustments. The Warrants do not possess any voting rights and expire seven years after issuance.

       As with the Series C Stock, the Series C Stock Warrants will be exchanged when it is permissible for the Holding Company to do so under the federal banking laws and regulations or in the event that Warburg intends to transfer the Series C Stock Warrants in a widely dispersed sale. At such time, the Series C Stock Warrants will be exchanged for warrants to acquire Series B Stock if the Series B Stock has not yet converted into shares of Common Stock. Otherwise, the Series C Stock Warrants will be converted into warrants to purchase Common Stock.

       As with the Series D Stock, the Series D Stock Warrants will be exchanged for the Series C Stock Warrants upon the requisite approval by the Holding Company's stockholders under the rules of the NYSE.

       The Holding Company has a right of first offer on any sale of the Warrants. Warburg has the right to sell any of the Warrants back to the Holding Company (pursuant to an agreed valuation methodology) upon the occurrence of certain change in control events and has the right to sell back to the Holding Company any of the Series D Stock Warrants (pursuant to an agreed valuation methodology) if the appropriate stockholder approval under the NYSE rules is not obtained by September 30, 2003 or the other transfer restrictions on the Series D Stock Warrants lapse before then.

       In addition to customary antidilution provisions for the Warrants, the Holding Company has agreed to certain additional antidilution protections in two circumstances. First, although the various series of stock that Warburg may acquire upon exercise of the Warrants do not have the right to receive the Litigation Tracking Warrants, the exercise price of the Warrants may be adjusted if the average aggregate market price of the Litigation Tracking Warrants is over $100 million in a 20-day period following their issuance. In this case, the exercise price of the Warrants will be adjusted downward for the aggregate market price over $100 million, but only in proportion to Warburg's ownership of the Holding Company. Second, the exercise price of the Warrants may be adjusted downward, in proportion to Warburg's ownership of the Holding Company, for any payment to Hudson in excess of $15.0 million under the Merger Termination Agreement, unless the payment relates to: (i) a breach of certain representations by Warburg regarding its ownership of the Holding Company; or
(ii) by another subsequent transaction, such as a merger or tender offer, approved or recommended by the Board.

       Governance Matters. Under the terms of the Warburg Agreement, the Holding Company agreed to elect or appoint one person nominated by Warburg to serve as a director of the Holding Company and the Bank. Pursuant to this provision, Mr. Howard H. Newman became a director of the Holding Company on August 1, 2000. In addition, two Warburg employees will be allowed to attend and observe meetings of the boards of directors of the Holding Company and the Bank.

       Transfer Restrictions. With certain exceptions, shares of the Holding Company's stock and warrants to acquire such stock owned by Warburg will be restricted from transfer subject to, among other things, a schedule whereby 20% of the shares will be freely tradeable after one year; an additional 30% will be freely tradeable after two years; and the balance will be freely tradeable after three years. In addition, Warburg will be permitted to tender into tender or exchange offers (1) on a pro rata basis with other stockholders of the Holding Company, provided at least 60% of the shares sought in the tender or exchange offer have been tendered by the Holding Company's other stockholders or (2) not opposed by the Holding Company.

       Warburg will be released from the transfer restrictions if, among other things, the Holding Company breaches its material obligations in the Warburg Agreement or the Holding Company executes documentation, or recommends an offer to its stockholders, that would result in a change in control of the Holding Company.

Amendments to the Stockholder Protection Rights Agreement

       The Holding Company, on July 6, 2000, amended the Stockholder Protection Rights Agreement in three respects. First, this agreement will not apply to a tender offer that has at least a 50% cash component for all shares of Common Stock and sufficient liquidity in any securities component, provided that the tendering shares represent at least 75% of the outstanding shares of Common Stock. Second, a provision has been added to this agreement so that it will terminate immediately following the Holding Company's 2002 annual stockholders' meeting. Third, the Stockholder Protection Rights Agreement was amended to exempt the Warburg investment from triggering the rights under this agreement.

    Dutch Auction Tender Offer

       On August 1, 2000, the Holding Company commenced a dutch auction tender offer (the "Dutch Auction Tender Offer") to repurchase approximately 13.6 million shares of its outstanding Common Stock. The Dutch Auction Tender Offer, which is currently scheduled to expire at midnight on August 28, 2000, has a floor of $16.00 per share and a cap of $18.00 per share. Closing of this offer is subject to a number of conditions, including satisfaction of the conditions to the second closing of the investment by Warburg discussed above.

    Proposed Issuance of the Litigation Tracking Warrants

       On July 6, 2000, the Holding Company announced that it plans to issue the Litigation Tracking Warrants to Common Stockholders, representing the right to receive, upon their exercise, Common Stock equal in value to 85 percent of the net after-tax proceeds, if any, from the Company's pending goodwill lawsuit against the United States government. Under the terms of the Warburg Agreement, Warburg will not be entitled to receive any of the Litigation Tracking Warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       Certain statements contained in this quarterly report on Form 10-Q are forward-looking and may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," "may," "will," "intend" and "potential" and other similar expressions. These forward-looking statements are based on the current expectations of the Company. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control and general economic conditions.

RESULTS OF OPERATIONS

    General

       The following table presents consolidated information of the Company for the three- and six-month periods ended June 30, 2000 and 1999 on a reported basis, as well as on an operating earnings basis and a cash operating earnings basis. Operating earnings represent net income adjusted for the effects of certain non-recurring or unusual items. Cash operating earnings represent operating earnings excluding the after-tax impact of amortization of goodwill. The Company believes that operating earnings and cash operating earnings basis information, when taken in conjunction with reported results, provide useful information in evaluating performance on a comparable basis, although neither operating earnings nor cash operating earnings is currently a required basis for reporting financial results under generally accepted accounting principles. In arriving at operating earnings for each of the 2000 periods, net income was adjusted to exclude special charges associated with the Hostile Tender Offer and the termination of the Merger (the "Special Charges"). The Special Charges amounted to $54.3 million on a pre-tax basis and $32.2 million on an after-tax basis. For the second quarter of 1999, operating earnings were the same as reported net income, as there were no such adjustments during that quarter. In arriving at operating earnings for the first six months of 1999, net income was adjusted to exclude after-tax extraordinary losses of $4.1 million ($7.2 million on a pre-tax basis) on the early extinguishment of debt.


                                                                     FOR THE                     FOR THE
                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                            --------------------------  --------------------------
                                                               2000          1999          2000          1999
                                                            ------------  ------------  ------------  ------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported Basis:
    Net income                                                  $34,443       $60,817      $ 99,716      $115,658
    Basic earnings per common share                                0.31          0.54          0.90          1.04
    Diluted earnings per common share                              0.31          0.54          0.90          1.03
    Return on average assets                                       0.56 %        1.15 %        0.83 %        1.08 %
    Return on average stockholders' equity                         8.86         16.73         12.92         16.21

Operating Earnings Basis:
    Operating earnings                                          $66,616       $60,817      $131,889      $119,785
    Basic operating earnings per common share                      0.60          0.54          1.19          1.08
    Diluted operating earnings per common share                    0.60          0.54          1.19          1.06
    Return on average assets                                       1.09 %        1.15 %        1.10 %        1.12 %
    Return on average stockholders' equity                        17.14         16.73         17.09         16.78

Cash Operating Earnings Basis:
    Cash operating earnings                                     $73,040       $64,190      $144,709      $125,937
    Basic cash operating earnings per common share                 0.66          0.57          1.31          1.13
    Diluted cash operating earnings per common share               0.66          0.57          1.30          1.12
    Return on average tangible assets                              1.22 %        1.23 %        1.24 %        1.19 %
    Return on average tangible stockholders' equity               28.31         21.43         28.45         21.22

       The Company achieved growth in operating earnings of $5.8 million, or 9.5%, for the second quarter of 2000 and $12.1 million, or 10.1%, for the first half of 2000, as compared with the corresponding periods of 1999. Diluted operating earnings per common share increased $0.06, or 11.1%, for the second quarter of 2000 from the second quarter of 1999 and $0.13, or 12.3%, for the first half of 2000 from the same period one year ago. The increases in operating earnings primarily resulted from higher levels of net interest income and fee income, coupled with reductions in non-interest expense. The effects of these factors were partially offset by lower net gains on sales activities, largely associated with the Company's mortgage banking activities. The improvements in operating earnings reflect both internal factors and the purchase accounting acquisitions consummated during 1999 (the "1999 Acquisitions"), the most significant of which were the acquisition in October 1999 of KeyBank National Association's Long Island banking franchise, which included 28 branches, the acquisition in August 1999 of Citibank N.A.'s indirect automobile finance business and the acquisition in May 1999 of Lakeview Financial Corp., the then holding company for Lakeview Savings Bank, which operated 11 branches in northern New Jersey.

    Net Interest Income

       Net interest income on a taxable-equivalent basis amounted to $156.9 million for the quarter ended June 30, 2000, up $17.0 million, or 12.2%, from the comparable quarter of 1999. For the first half of 2000, net interest income on a taxable-equivalent basis was $311.8 million, an increase of $36.3 million, or 13.2%, from the same period one year ago. These increases were driven by growth in average interest-earning assets of $2.8 billion, or 14.7%, for the second quarter of 2000 and $2.1 billion, or 10.9%, for the first six months of 2000, as compared with the corresponding year ago periods. The levels of net interest income for the 2000 periods, as compared with the 1999 periods, were also impacted by changes in the net interest margin. The net interest margin declined to 2.88% for the second quarter of 2000 from 2.94% for the second quarter of 1999, but rose to 2.92% for the first half of 2000 from 2.84% for the first half of 1999. In addition to the decline as compared with the second quarter of 1999, the net interest margin for the second quarter of 2000 was down 8 basis points from the first quarter of 2000. The compression in the net interest margin is reflective of increases in the cost of interest-bearing liabilities, particularly borrowed funds, which have outpaced growth in interest-earning asset yields.

       The yields on average interest-earning assets for the second quarter and first half of 2000 increased to 7.67% and 7.59%, respectively, from 7.01% and 6.98% for the three- and six-month periods ended June 30, 1999, respectively. Contributing significantly to the higher yields were the effects of the Company's continuing strategy to increase the aggregate percentage of its commercial real estate, consumer and business loans (which generally have higher yields than the Company's residential real estate loans) to total loans receivable. The aggregate average balance of commercial real estate, consumer and business loans rose $3.2 billion, or 74.2%, for the second quarter of 2000 and $3.2 billion, or 77.7%, for the first half of 2000, as compared with the corresponding periods one year ago, reflecting internal growth and the effects of the 1999 Acquisitions. Such loans represented 47.8% and 47.1% of total average loans receivable for the second quarter and first half of 2000, respectively, up from 34.3% and 32.4% for the second quarter and first half of 1999, respectively. The growth in yields on average interest-earning assets for the 2000 periods, as compared with the 1999 periods, were also reflective of the rising interest rate environment.

       The cost of average interest-bearing liabilities rose to 4.68% for the second quarter of 2000 from 4.03% for the same quarter of 1999 and to 4.56% for the first half of 2000 from 4.09% for the comparable year ago period. These increases were largely attributable to increased borrowing costs due to the higher short-term interest rate environments during the 2000 periods. The Company's cost of average borrowed funds rose 120 basis points for the second quarter of 2000 and 95 basis points for the first half of 2000, as compared with the corresponding periods of 1999. The Company also experienced increases in the cost of average deposits of 21 basis points for the second quarter of 2000 and 13 basis points for the first half of 2000, as compared with the same periods one year ago. These increases were somewhat limited by the Company's strategy to grow the percentage of its core deposits (which consist of demand, savings and money market deposits and are generally less costly than the Company's time deposits as well as its borrowed funds) to total deposits. Core deposits represented 54.3% of average total deposits for the second quarter of 2000, as compared with 52.3% for the second quarter of 1999, and 54.1% for the first half of 2000, as compared with 51.7% for the first half of 1999. The average balance of core deposits increased to $7.7 billion for each of the 2000 periods from $6.9 billion for each of the 1999 periods.

       The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, interest rate spread and net interest margin. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.



                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                   --------------------------------------------------------------------
                                                                2000                              1999
                                                   --------------------------------  ----------------------------------

                                                                             AVERAGE                           AVERAGE
                                                     AVERAGE     INTEREST     YIELD/      AVERAGE    INTEREST   YIELD/
                                                     BALANCE        (1)       COST (1)    BALANCE      (1)      COST (1)
                                                     --------- ------------- --------  ------------- --------- --------
                                                                        (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans:
          Loans held for sale                        $1,775,859   $36,639     8.28 %   $2,671,910   $45,720     6.86 %
          Loans receivable:
              Residential real estate                 8,219,236   147,091     7.16      8,265,105   141,534     6.85
              Commercial real estate                  3,716,320    75,764     8.16      2,840,697    53,921     7.59
              Consumer                                2,711,016    56,696     8.39      1,146,648    22,042     7.70
              Business                                1,087,281    24,012     8.86        327,249     6,290     7.71
                                                   ------------ ----------           ------------- ---------
                  Total loans receivable             15,733,853   303,563     7.73     12,579,699   223,787     7.12
                                                   ------------ ----------           ------------- ---------
                  Total loans                        17,509,712   340,202     7.78     15,251,609   269,507     7.07
                                                   ------------ ----------           ------------- ---------
      Securities:
          Mortgage-backed securities ("MBS")          3,613,514    64,835     7.18      3,156,376    52,545     6.66
          Other                                         796,217    14,951     7.53        699,844    12,725     7.28
                                                   ------------ ----------           ------------- ---------
                  Total securities                    4,409,731    79,786     7.24      3,856,220    65,270     6.77
                                                   ------------ ----------           ------------- ---------
      Money market investments                           15,024       202     5.41         19,588       270     5.52
                                                   ------------ ----------           ------------- ---------

                                                   ------------ ----------           ------------- ---------
                  Total interest-earning assets      21,934,467   420,190     7.67     19,127,417   335,047     7.01
                                                                ----------                         ---------
  Other assets                                        2,507,865                         2,074,282
                                                   -------------                     -------------
  Total assets                                      $24,442,332                       $21,201,699
                                                   =============                     =============

  LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Core:
              Demand                                $ 2,161,225     1,910     0.36    $ 1,812,520     2,028     0.45
              Savings                                 2,352,232    12,506     2.14      2,286,908    11,992     2.10
              Money  market                           3,235,486    32,912     4.09      2,837,947    25,967     3.67
                                                   ------------ ----------           ------------- ---------
                 Total core                           7,748,943    47,328     2.46      6,937,375    39,987     2.31
                                                   -----------------------           ------------- ---------
          Time                                        6,509,594    84,958     5.25      6,332,616    76,524     4.85
                                                   ------------ ----------           ------------- ---------
                 Total deposits                      14,258,537   132,286     3.73     13,269,991   116,511     3.52
                                                   ------------ ----------           ------------- ---------
      Borrowed funds:
          Federal funds purchased and securities
            sold under agreements to repurchase       3,380,967    54,139     6.34      3,168,608    38,619     4.82
          Other short-term borrowings                 3,509,052    54,258     6.12      1,839,495    23,020     4.95
          Other                                       1,307,394    22,558     6.86      1,061,706    16,978     6.36
                                                   -----------------------           ------------- ---------
                 Total borrowed funds                 8,197,413   130,955     6.33      6,069,809    78,617     5.13
                                                   ------------ ----------           ------------- ---------
                 Total interest-bearing liabilities  22,455,950   263,241     4.68     19,339,800   195,128     4.03
                                                                ----------                         ---------
  Other liabilities                                     431,520                           408,129
  Stockholders' equity                                1,554,862                         1,453,770
                                                   -------------                     -------------
  Total liabilities and stockholders' equity        $24,442,332                       $21,201,699
                                                   =============                     =============
  Net interest income                                            $156,949                          $139,919
                                                                ==========                         =========
  Interest rate spread                                                        2.99                              2.98
  Net interest margin                                                         2.88                              2.94
  -----------


(1) Interest income and yields are presented on a taxable-equivalent basis, assuming a federal income tax rate of 35% and applicable state and local income tax rates.

                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------------------------------------------
                                                              2000                              1999
                                                 --------------------------------  --------------------------------
                                                   AVERAGE    INTEREST   AVERAGE     AVERAGE     INTEREST  AVERAGE
                                                                         YIELD/                            YIELD/
                                                   BALANCE       (1)     COST (1)    BALANCE       (1)     COST (1)
                                                 ----------------------- --------  ------------- --------- --------
                                                                      (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans:
          Loans held for sale                      $1,550,226   $63,596     8.24 %   $2,899,180   $97,912     6.79 %
          Loans receivable:
              Residential real estate               8,207,686   292,596     7.13      8,572,317   292,158     6.82
              Commercial real estate                3,616,297   144,925     8.02      2,732,584   103,675     7.59
              Consumer                              2,623,975   109,755     8.39      1,075,837    41,696     7.79
              Business                              1,076,618    46,874     8.73        309,406    12,054     7.84
                                                 ------------ ----------           ------------- ---------
                  Total loans receivable           15,524,576   594,150     7.66     12,690,144   449,583     7.09
                                                 ------------ ----------           ------------- ---------
                  Total loans                      17,074,802   657,746     7.71     15,589,324   547,495     7.04
                                                 ------------ ----------           ------------- ---------
      Securities:
          MBS                                       3,624,301   128,513     7.09      3,047,500   101,443     6.66
          Other                                       758,312    27,692     7.32        694,676    25,040     7.23
                                                 ------------ ----------           ------------- ---------
                  Total securities                  4,382,613   156,205     7.13      3,742,176   126,483     6.76
                                                 ------------ ----------           ------------- ---------
      Money market investments                         16,619       449     5.43         29,064       776     5.37
                                                 ------------ ----------           ------------- ---------
                  Total interest-earning assets    21,474,034   814,400     7.59     19,360,564   674,754     6.98
                                                              ----------                         ---------
  Other assets                                      2,485,212                         2,048,850
                                                 ------------                      -------------
  Total assets                                    $23,959,246                       $21,409,414
                                                 ============                      =============
  LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Core:
              Demand                              $ 2,093,070     3,678     0.35    $ 1,822,107     3,675     0.41
              Savings                               2,361,679    25,422     2.16      2,283,188    24,178     2.14
              Money  market                         3,244,955    65,852     4.08      2,774,779    51,149     3.72
                                                 ------------ ----------           ------------- ---------
                  Total core                        7,699,704    94,952     2.48      6,880,074    79,002     2.32
                                                 ------------ ----------           ------------- ---------
          Time                                      6,545,186   167,810     5.16      6,440,109   157,351     4.93
                                                 ------------ ----------           ------------- ---------
                  Total deposits                   14,244,890   262,762     3.71     13,320,183   236,353     3.58
                                                 ------------ ----------           ------------- ---------
      Borrowed funds:
          Federal funds purchased and
            securities sold under agreements
            to repurchase                           3,368,477   103,020     6.05      3,117,916    75,955     4.85
          Other short-term borrowings               3,071,349    91,823     5.91      2,192,684    55,720     5.06
          Other                                     1,311,439    44,975     6.82        944,748    31,215     6.59
                                                 ------------ ----------           ------------- ---------
                  Total borrowed funds              7,751,265   239,818     6.13      6,255,348   162,890     5.18
                                                 ------------ ----------           ------------- ---------
                  Total interest-bearing
                    liabilities                    21,996,155   502,580     4.56     19,575,531   399,243     4.09
                                                              ----------                         ---------
  Other liabilities                                   419,444                           406,570
  Stockholders' equity                              1,543,647                         1,427,313
                                                 ------------                      -------------
  Total liabilities and stockholders' equity      $23,959,246                       $21,409,414
                                                 ============                      =============
  Net interest income                                          $311,820                          $275,511
                                                              ==========                         =========
  Interest rate spread                                                      3.03                              2.89
  Net interest margin                                                       2.92                              2.84



  -----------
(1) Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35% and applicable state and local income taxes.

       The following table sets forth, for the periods indicated, the changes in interest income on a taxable-equivalent basis and interest expense and the amounts attributable to changes in average balances (volume) and average interest rates (rate). The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                             FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                              JUNE 30, 2000 VERSUS 1999             JUNE 30, 2000 VERSUS 1999
                                        -------------------------------------  -------------------------------------
                                                INCREASE (DECREASE)                    INCREASE (DECREASE)
                                        -------------------------------------  -------------------------------------
                                          DUE TO       DUE TO                    DUE TO       DUE TO
                                          VOLUME        RATE        TOTAL        VOLUME        RATE        TOTAL
                                        ------------ -----------  -----------  -----------  -----------  -----------
                                                                      (IN THOUSANDS)
Interest income:
    Total loans                             $42,277     $28,418      $70,695      $54,676      $55,575     $110,251
    Total securities                          9,805       4,711       14,516       22,541        7,181       29,722
    Money market investments                    (62)         (6)         (68)        (336)           9         (327)
                                        ------------ -----------  -----------  -----------  -----------  -----------
        Total interest income                52,020      33,123       85,143       76,881       62,765      139,646
                                        ------------ -----------  -----------  -----------  -----------  -----------

Interest expense:
    Total deposits                            8,959       6,816       15,775       16,822        9,587       26,409
    Total borrowed funds                     31,418      20,920       52,338       43,056       33,872       76,928
                                        ------------ -----------  -----------  -----------  -----------  -----------
        Total interest expense               40,377      27,736       68,113       59,878       43,459      103,337
                                        ------------ -----------  -----------  -----------  -----------  -----------
Net interest income                         $11,643      $5,387      $17,030      $17,003      $19,306      $36,309
                                        ============ ===========  ===========  ===========  ===========  ===========

    Provision for Loan Losses

       The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk"), amounted to $7.0 million for the second quarter of 2000 and $14.0 million for the first six months of 2000. In comparison, the provision for loan losses was $7.5 million and $15.5 million for the three months and six months ended June 30, 1999, respectively. Net loan charge-offs were $6.1 million for the quarter ended June 30, 2000, as compared with $3.5 million for the second quarter of 1999, and $10.9 million for the first six months of 2000, as compared with $4.2 million for the first six months of 1999.

    Non-Interest Income

       General. Non-interest income was $133.4 million for the quarter ended June 30, 2000, down $19.1 million from the comparable quarter of 1999. For the first six months of 2000, non-interest income amounted to $266.6 million, a decline of $35.1 million from the same period one year ago. These decreases resulted from lower net gains on sales activities, largely associated with the Company's mortgage banking activities. Excluding net gains on sales activities, non-interest income increased $8.1 million, or 8.5%, for the second quarter of 2000 and $19.7 million, or 11.0%, for the first half of 2000, as compared with the corresponding periods of 1999. Non-interest income represented 46.1% of total revenue (net interest income plus non-interest income) for the second quarter of 2000, as compared with 52.2% for the second quarter of 1999, and 46.2% for the first six months of 2000, as compared with 52.3% for the first six months of 1999.

       Loan Servicing and Production Fees. Loan servicing and production fees amounted to $71.3 million for the second quarter of 2000, an increase of $1.5 million from the corresponding quarter of 1999, and $138.1 million for the first half of 2000, up $6.5 million from the same period one year ago. These increases reflect higher levels of loan servicing fees, the effects of which were partially offset by declines in loan production fees.

       Loan servicing fees rose to $54.0 million and $107.7 million for the second quarter and first six months of 2000, respectively, from $47.8 million and $88.2 million for the second quarter and first six months of 1999, respectively, largely as a result of growth in the average balances of the loan servicing portfolio. At June 30, 2000, the Company's portfolio of mortgage loans serviced for others (excluding loans being subserviced by the Company) amounted to $38.2 billion, up $1.1 billion, or 2.9%, from December 31, 1999 and $5.7 billion, or 17.4%, from one year earlier. This portfolio consists substantially of residential real estate loans, the underlying weighted average coupon rates of which were 7.30%, 7.25% and 7.17% at June 30, 2000, December 31, 1999 and June 30, 1999,
respectively. Loans subserviced by the Company totaled $2.9 billion at June 30, 2000, as compared with $1.3 billion at December 31, 1999 and $5.4 billion at June 30, 1999.

       As a result of an amendment in March 2000 of the Company's existing agreement with PNC Mortgage Corp. of America ("PNC Mortgage"), the Company, subject to the limitation set forth below, will sell to PNC Mortgage the servicing rights to substantially all conforming conventional fixed-rate residential real estate loans sold into the secondary market by the Company through July 31, 2001. Under the revised agreement, the maximum unpaid principal balances of the loans related to the servicing rights to be sold to PNC Mortgage will be limited to $3.5 billion per quarter, unless the Company and PNC Mortgage agree to a higher amount.

       Loan production fees declined to $17.3 million for the second quarter of 2000 from $22.0 million for the second quarter of 1999 and to $30.4 million for the first six months of 2000 from $43.5 million for the first six months of 1999. These declines reflect reductions in residential real estate loan production levels to $4.9 billion for the second quarter of 2000 from $6.5 billion for the second quarter of 1999 and to $8.2 billion for the first half of 2000 from $13.6 billion for the first half of 1999.

       Banking Service Fees. Banking service fees for the second quarter of 2000 amounted to $16.4 million, up 30.4% from $12.6 million for the second quarter of 1999. For the first six months of 2000, banking service fees totaled $31.9 million, an increase of 33.9% from $23.9 million for the corresponding period of 1999. These increases reflect higher transaction levels, primarily as a result of the 1999 Acquisitions, together with changes in the Company's fee structure.

       Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees totaled $11.3 million for the second quarter of 2000, an increase of $1.3 million, or 12.6%, from the comparable prior year quarter. For the first six months of 2000, securities and insurance brokerage fees totaled $21.8 million, up $3.2 million, or 17.1%, from the same period of 1999. These increases were driven by growth in fees from securities brokerage activities due to, among other factors, the 1999 Acquisitions.

       Net Gains on Sales Activities. Net gains on sales activities amounted to $30.5 million for the three months ended June 30, 2000, down $27.2 million, or 47.1%, from the second quarter of 1999. Net gains on sales activities for the first half of 2000 were $67.2 million, a reduction of $54.8 million, or 45.0%, from the level in the comparable prior year period. These declines were largely associated with the Company's mortgage banking activities.

       Net gains associated with loans held for sale decreased to $24.1 million for the second quarter of 2000 from $55.1 million for the second quarter of 1999 and to $53.9 million for the first six months of 2000 from $119.1 million for the first six months of 1999, due substantially to declines in loan sales. For the three- and six-month periods ended June 30, 2000, sales of loans held for sale amounted to $3.9 billion and $7.0 billion, respectively. In comparison, sales of loans held for sale amounted to $6.6 billion and $13.9 billion during the three- and six-month periods ended June 30, 1999, respectively.

       Net gains on sales of mortgage servicing rights amounted to $4.1 million for the second quarter of 2000, as compared with $0.1 million during the comparable quarter of 1999. For the first half of 2000, net gains on sales of mortgage servicing rights totaled $7.9 million, up from $0.6 million for the comparable period of 1999.

       Other. Other non-interest income increased to $3.9 million for the quarter ended June 30, 2000 from $2.5 million for the second quarter of 1999 and to $7.5 million for the first six months of 2000 from $5.6 million for the first six months of 1999. These increases were substantially associated with higher revenue from the Company's bank-owned life insurance program.

    Non-Interest Expense

       General. Non-interest expense amounted to $232.7 million and $411.6 million for the second quarter and first half of 2000, respectively, as compared with $188.4 million and $371.5 million for the second quarter and first half of 1999, respectively. Excluding the Special Charges of $54.3 million reflected in each of the 2000 periods, non-interest expense declined $9.9 million, or 5.3%, for the second quarter of 2000 and $14.2 million, or

3.8%, for the first half of 2000, as compared with the corresponding periods one year ago. These declines were attributable to reductions in both general and administrative ("G&A") expense and amortization of mortgage servicing assets, the effects of which were partially offset by higher amortization of goodwill.

       G&A Expense. G&A expense declined 7.1% to $139.1 million for the second quarter of 2000 from $149.7 million for the same quarter one year ago and 6.3% to $280.4 million for the first half of 2000 from $299.3 million for the first half of 1999. A wide variety of factors contributed to these declines, including volume-related reductions in mortgage banking activities, productivity and efficiency improvements, expense control initiatives and the elimination of expenses associated with the Company's plan to prepare its computer systems for the year 2000 (the "Year 2000 Plan"), the effects of which more than offset additional expenses related to the 1999 Acquisitions.

       Compensation and employee benefits expense totaled $75.8 million for the second quarter of 2000 and $151.4 million for the first six months of 2000, as compared with $75.2 million and $151.7 million for the three months and six months ended June 30, 1999, respectively. The expense levels for the 2000 periods were relatively unchanged from the 1999 periods as a result of the net effect of numerous factors, the most significant of which were staff additions associated with the 1999 Acquisitions and reductions in the level of employees in the Company's mortgage banking operations in response to the slowing of residential real estate loan production. At June 30, 2000, the Company's full-time equivalent employee complement was 6,490, down from 6,928 at December 31, 1999 and 7,373 at June 30, 1999.

       Occupancy and equipment expense amounted to $27.6 million for the second quarter of 2000, an increase of $1.7 million from the comparable prior year quarter. For the first half of 2000, occupancy and equipment expense was $55.7 million, or $5.0 million higher than the same period one year ago. Contributing significantly to the higher expense levels were the 1999 Acquisitions, the effects of which were offset, in part, by reduced expenses associated with the Company's mortgage banking operations.

       Other G&A expense declined to $35.6 million for the second quarter of 2000 from $48.6 million for the same quarter one year ago and to $73.2 million for the first six months of 2000 from $96.9 million for the comparable period of 1999. A variety of factors contributed to these declines, which occurred despite the effects of the 1999 Acquisitions, including reduced expenses incurred by the Company's mortgage banking operations, decreases in marketing and other real estate owned expenses, as well as Year 2000 Plan expenses incurred during the first half of 2000.

       Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $31.0 million for the second quarter of 2000, down $4.2 million, or 11.9%, from the second quarter of 1999. Amortization of mortgage servicing assets for the first half of 2000 totaled $60.2 million, a decline of $5.6 million, or 8.5%, as compared with the first half of 1999. These decreases occurred, despite growth in the average balance of mortgage servicing assets, due largely to a slowing of prepayment activity of the loans underlying the mortgage servicing assets portfolio in response to the comparatively higher long-term interest rate environment during each of the 2000 periods.

       At June 30, 2000, the Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $946.5 million and an estimated fair value of $1,026.8 million. At December 31, 1999 and June 30, 1999, the carrying value of mortgage servicing assets amounted to $980.9 million and $882.8 million, respectively.

       Amortization of Goodwill. Amortization of goodwill was $8.4 million for the second quarter of 2000, up $4.9 million from the same quarter in 1999. For the first half of 2000, amortization of goodwill amounted to $16.7 million, or $10.3 million higher than in the comparable prior year period. These increases were associated with the 1999 Acquisitions.

       Special Charges. During the second quarter and first half of 2000, the Company recognized the Special Charges of $54.3 million associated with the Hostile Tender Offer and the termination of the Merger. These charges included:
(i) $12.3 million of legal, advisory and proxy solicitation expenses incurred in defending against the Hostile Tender Offer; (ii) $14.4 million related to the accelerated vesting of restricted Common Stock triggered by the Hostile Tender Offer; (iii) $15.0 million associated with the minimum fee to be paid by the Holding Company to Hudson pursuant to the Merger Termination Agreement; and (iv) $12.6 million of legal, advisory, integration and other expenses incurred in connection with the terminated Merger.

       North Fork has publicly indicated that it will continue with its hostile takeover attempt and the Company is involved in various litigation regarding the Hostile Tender Offer and related matters. In connection therewith, the Company expects to incur additional expenses, although the level of such expenses cannot currently be predicted.

       Pursuant to the terms of the Merger Termination Agreement, the Holding Company has agreed to pay Hudson the Subsequent Transaction Fee of $50 million to $92 million if certain events occur before October 28, 2001, including if the Holding Company is acquired by, merges with, or sells a substantial amount of its assets to another company. The Merger Termination Agreement also provides for the payment of the Subsidiary Transaction Fee of $30.0 million by the Holding Company to Hudson if the Holding Company sells a significant subsidiary before the same date. Any Subsidiary Transaction Fee paid will be deducted from any Subsequent Transaction Fee payment due. If none of these circumstances occurs before October 28, 2001, the Merger Termination Agreement provides for a $15.0 million payment by the Holding Company to Hudson.

    Income Tax Expense

       Income tax expense was $15.4 million for the second quarter of 2000, as compared with $35.7 million for the second quarter of 1999, and $52.1 million for the first half of 2000, as compared with $70.3 million for the first half of 1999. Income tax expense for each of the 2000 periods was reduced by $22.1 million as a result of tax benefits associated with the Special Charges. The Company's effective income tax rates were 30.9% and 34.3% for the three- and six-month periods ended June 30, 2000, respectively, as compared with 37.0% in each of the comparable prior year periods. Excluding the tax benefits associated with the Special Charges, the Company's effective income tax rate for each of the three- and six-month periods ended June 30, 2000 was 36.0%.

    Extraordinary Items

       During the first six months of 1999, the Company recognized after-tax extraordinary losses of $4.1 million on the early extinguishment of $110.0 million of debt. These losses, which totaled $7.2 million on a pre-tax basis, were all incurred during the first quarter of 1999.

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

       The following table sets forth certain information regarding the Company's business segments (dollars in thousands):

                                                                                  TOTAL
                            RETAIL      COMMERCIAL    MORTGAGE    INVESTMENT   REPORTABLE
                            BANKING      BANKING      BANKING     PORTFOLIO     SEGMENTS      OTHER (1)     TOTAL
                          ------------  -----------  -----------  -----------  -------------- ---------- ------------
For the three months
ended June 30, 2000:


    Operating revenue (2)   $ 136,717     $ 34,726    $ 110,899     $ 14,223     $ 296,565   $ (14,009)    $ 282,556
    Operating earnings         44,830       14,342        8,945        8,340        76,457      (9,841)       66,616
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments      58.6 %       18.8 %       11.7 %       10.9 %       100.0 %

For the three months
ended June 30, 1999:

    Operating revenue (2)   $ 105,097     $ 27,738    $ 150,897     $  9,455     $ 293,187    $ (8,294)     $284,893
    Operating earnings         30,904       12,660       16,186        5,044        64,794      (3,977)       60,817
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments      47.7 %       19.5 %       25.0 %        7.8 %       100.0 %

For the six months ended
June 30, 2000:

    Operating revenue (2)   $ 264,399     $ 70,462    $ 218,589     $ 27,482     $ 580,932   $ (17,527)    $ 563,405
    Operating earnings         83,550       29,686       15,214       16,293       144,743     (12,854)      131,889
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments      57.7 %       20.5 %       10.5 %       11.3 %       100.0 %

For the six months ended
June 30, 1999:
    Operating revenue (2)   $ 207,857     $ 51,503    $ 303,406     $ 18,014     $ 580,780    $(19,159)     $561,621
    Operating earnings         61,928       23,159       35,831        9,469       130,387     (10,602)      119,785
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments      47.5 %       17.8 %       27.5 %        7.2 %       100.0 %

Assets at:
    June 30, 2000         $11,123,713   $5,007,947   $4,009,457   $4,401,428   $24,542,545    $716,231   $25,258,776
    June 30, 1999           9,312,806    3,347,235    4,125,440    4,169,493    20,954,974     474,809    21,429,783



(1) Amounts in this column represent intersegment eliminations and other reconciling items.
(2) Operating revenue reflects net interest income after provision for loan losses plus non-interest income.

       Reconcilements of operating earnings to reported net income are provided in the following table for the periods indicated (in thousands):

                                                                               FOR THE                     FOR THE
                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                      -------------------------   ------------------------
                                                                         2000          1999          2000         1999
                                                                      -----------   -----------   -----------   ----------
Operating earnings                                                      $ 66,616       $60,817      $131,889     $119,785
Items not included in operating earnings:
    Special charges associated with the Hostile Tender Offer and
        termination of the Merger, net of tax benefits of $22,082        (32,173)           --       (32,173)          --
    Extraordinary losses on early extinguishment of debt, net of
        tax benefits of $3,044                                                 --            --            --       (4,127)
                                                                      -----------   -----------   -----------   ----------
Reported net income                                                     $ 34,443       $60,817       $99,716     $115,658
                                                                      ===========   ===========   ===========   ==========

       The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and a portfolio of residential real estate loans receivable. For the second quarter of 2000, the Retail Banking segment's operating earnings were $44.8 million, an increase of $13.9 million, or 45.1%, as compared with the same quarter of 1999. For the six months ended June 30, 2000, the Retail Banking segment had operating earnings of $83.6 million, up $21.6 million, or 34.9%, from the comparable period of 1999. The operating earnings increases for this segment were principally due to higher net interest income, which was driven by growth in average consumer loans receivable and core deposits, coupled with higher levels of fee income. These improvements principally reflect the impact of the 1999 Acquisitions and internal growth.

       The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. The operating earnings generated by the Commercial Banking segment were $14.3 million for the second quarter of 2000, up 13.3% from $12.7 million for the comparable prior year quarter, and $29.7 million for the first six months of 2000, up 28.2% from $23.2 million for the same period one year ago. These increases largely reflect internally generated growth in commercial real estate and business lending, coupled with benefits associated with the 1999 Acquisitions.

       The Mortgage Banking segment's activities include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for the Company and others. The Mortgage Banking segment had operating earnings of $8.9 million for the second quarter of 2000, a decline of $7.2 million, or 44.7%, from the second quarter of 1999. For the first half of 2000, the Mortgage Banking segment's operating earnings were $15.2 million, down $20.6 million, or 57.5%, from the corresponding year ago period. These declines mainly reflect reduced loan production and loan sales activities, the effects of which were partially offset by growth in the loan servicing portfolio and lower non-interest expense. The reductions in loan production, which resulted in the lower levels of loan sales activities, were largely attributable to the effects of the comparatively higher interest rate environments during the 2000 periods.

       The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes. The operating earnings for this segment amounted to $8.3 million for the second quarter of 2000, up $3.3 million, or 65.3%, from the comparable quarter of 1999. For the first six months of 2000, the Investment Portfolio segment had operating earnings of $16.3 million, an increase of $6.8 million, or 72.1%, from the same period of 1999. These increases resulted primarily from higher levels of net interest income and favorable changes in results from security sales. The increases in net interest income were driven by growth in average balances of securities available for sale, particularly MBS, coupled with higher security yields.

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

       Interest Rate Risk-Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At June 30, 2000, the Company used the following derivative financial instruments in its efforts to reduce its repricing risk: (i) interest rate swaps, where, based on the notional amount of the related agreement, the Company makes fixed-rate payments and receives variable-rate payments, all of which are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate caps, where, in exchange for the payment of a premium, the Company receives the excess of a designated market interest rate (one-month LIBOR or the Bond Market Association municipal bond index) over a specified strike rate, as applied to the notional amount of the related agreement; (iii) interest rate cap corridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the notional amount of the related agreement; (iv) interest rate futures, where the Company pays any increase, or receives any decrease, in the market value of the underlying financial instrument; (v) short sales of MBS; and (vi) call options written on U.S. Treasury note futures. In addition, the Company, in connection with its issuance of time deposits with various call features, has entered into pay variable (based on three-month LIBOR)/receive fixed interest rate swaps with matching call features that, considered together with the related time deposits, results in short-term repricing liabilities. The Company uses these time deposits to replace short-term repricing wholesale funds.

       The following table sets forth the derivative financial instruments used by the Company at June 30, 2000 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):

                                                                                                     WEIGHTED AVERAGE
                                                                                   ESTIMATED    --------------------------
                                                                    NOTIONAL         FAIR          RATE          RATE
                                                                     AMOUNT         VALUE        PAYABLE      RECEIVABLE
                                                                   ------------   -----------   -----------   ------------
Pay fixed/receive variable interest rate swaps hedging:
        Securities available for sale (1)                             $836,290        $1,824          6.61%          6.65%
        Loans receivable (1)                                         1,711,642        42,790          6.38           6.65
        Short-term borrowings (1)                                    1,075,000         5,863          6.11           6.62
Pay variable/receive fixed interest rate swaps hedging:
        Time deposits (1)                                               85,000          (797)         6.61           7.93
Pay fixed/receive variable forward-starting interest rate
    swaps hedging:
        Short-term borrowings (2)                                      200,000          (911)           --             --
Interest rate caps hedging:
        Loans receivable (3)                                            59,600           182            --             --
Interest rate cap corridors hedging:
        Securities available for sale (4)                               59,810         2,882            --             --
        Loans receivable (5)                                           297,160        13,654            --             --
Interest rate futures hedging:
        Securities available for sale                                  280,200            --            --             --
        Loans receivable                                                59,500            --            --             --
Short sales hedging:
        Loans receivable                                               178,000        (1,062)           --             --
Call options written hedging:
        Loans receivable                                               100,000          (594)           --             --
                                                                   ------------   -----------
                                                                    $4,942,202       $63,831
                                                                   ============   ===========


----------

(1) Variable rates are presented on the basis of rates in effect at June 30, 2000; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) The accrual of interest does not begin until August 29, 2000. The fixed rate payable will be 7.34% and the variable rate receivable will be tied to three-month LIBOR.

(3)    The weighted average strike rate was 6.39%.

(4) The weighted average strike rate was 5.16% and the weighted average maximum rate was 6.28%.

(5) The weighted average strike rate was 5.15% and the weighted average maximum rate was 6.26%.


       Mortgage Banking Risk-Management Instruments. At June 30, 2000, the Company used the following derivative financial instruments to protect against the adverse impact on the value of the Company's mortgage servicing assets of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: (i) interest rate floors, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over a designated market interest rate (generally constant maturity Treasury or swap indices), as applied to the notional amount of the related agreement; (ii) interest rate swaps, where the Company receives a fixed rate and pays a variable rate tied to one- or three-month LIBOR; (iii) interest rate swaptions, where, in exchange for the payment of a premium to the counterparty, the Company, at a future date, has the right to enter into interest rate swap agreements; and (iv) principal-only swaps, where the Company:
(a) receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR as applied to the notional amount of the agreement; and (b) pays or receives changes in the market value of the underlying principal-only security.

       Two major classes of derivative financial instruments were used by the Company at June 30, 2000 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchased put options on MBS and interest rate futures.

       The following table sets forth the derivative financial instruments used by the Company at June 30, 2000 in connection with its mortgage banking activities, segregated by the activities that they hedge (dollars in thousands):

                                                                                                      WEIGHTED          AVERAGE
                                                                                     ESTIMATED      -------------     -----------
                                                                    NOTIONAL           FAIR         VARIABLE-RATE     FIXED-RATE
                                                                     AMOUNT           VALUE           PAYABLE         RECEIVABLE
                                                                   ------------     -----------     -------------     -----------
Interest rate floors hedging mortgage servicing assets (1)          $2,885,000         $14,527               -- %             -- %
Interest rate swaps hedging mortgage servicing assets (2)            1,062,000         (63,187)            6.70             6.00
Interest rate swaptions hedging mortgage servicing assets (3)        1,155,000          23,120               --               --
Principal-only swaps hedging mortgage servicing assets (2)              77,912           1,205             6.80               --
Forward contracts hedging loans held for sale                        2,911,543         (22,302)              --               --
Put options purchased hedging loans held for sale                       16,000              16               --               --
                                                                   ------------     -----------
Total                                                               $8,107,455       $ (46,621)
                                                                   ============     ===========


---------------

(1)    The weighted average strike rate was 5.80%.
(2) Variable rates payable are presented on the basis of rates in effect at June 30, 2000; however, actual repricings will be based on the applicable interest rates in effect at the actual repricing dates.
(3)    The weighted average strike rate was 7.35%.

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

       The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at June 30, 2000. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                                           PROJECTED REPRICING
                                                                  --------------------------------------
                                                                                 OVER ONE
                                                                                 THROUGH        OVER
                                                                   ONE YEAR       THREE         THREE
                                                                   OR LESS        YEARS         YEARS         TOTAL
                                                                  -----------   -----------   ----------    ----------
                                                                                 (DOLLARS IN MILLIONS)
Total interest-earning assets                                        $10,619       $ 4,479       $7,411       $22,509
Total interest-bearing liabilities                                    14,841         3,985        4,416        23,242
                                                                  -----------   -----------   ----------    ----------
Periodic gap before impact of derivative financial instruments        (4,222)          494        2,995          (733)
Impact of derivative financial instruments                             3,203        (1,285)      (1,918)          --
                                                                  -----------   -----------   ----------    ----------
Periodic gap                                                         $(1,019)       $ (791)      $1,077       $  (733)
                                                                                                            ==========
                                                                  ===========   ===========   ==========
Cumulative gap                                                       $(1,019)      $(1,810)      $ (733)
                                                                  ===========   ===========   ==========
Cumulative gap as a percentage of total assets                          (4.0) %       (7.2) %      (2.9) %

MANAGEMENT OF CREDIT RISK

       The Company's credit risk arises from the possibility that borrowers, issuers, or counterparties will not perform in accordance with contractual terms. The Company has a process of credit risk controls and management procedures by which it monitors and manages its level of credit risk.

       The Company's non-performing assets consist of non-accrual loans and other real estate owned, net. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful. Non-performing assets amounted to $84.1 million at June 30, 2000, down $2.0 million, or 2.3%, from December 31, 1999 and $4.4 million, or 4.9%, from June 30, 1999.

       The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):



                                                         JUNE 30,      DECEMBER 31,     JUNE 30,
                                                           2000            1999           1999
                                                       -------------   -------------  --------------
             Non-accrual loans:
                 Residential real estate                    $35,897         $51,293         $53,714
                 Commercial real estate                       4,645           5,208           7,800
                 Consumer                                     8,957          10,424           6,201
                 Business                                    16,330           2,437             169
                                                       -------------   -------------  --------------
                     Total non-accrual loans                 65,829          69,362          67,884
                                                       -------------   -------------  --------------
             Other real estate owned, net:
                 Residential real estate                     15,197           9,978           8,938
                 Commercial real estate                       3,248           6,963          12,510
                 Allowance for losses                          (173)           (250)           (857)
                                                       -------------   -------------  --------------
                     Total other real estate owned,
                       net                                   18,272          16,691          20,591
                                                       -------------   -------------  --------------
             Total non-performing assets                    $84,101         $86,053         $88,475
                                                       =============   =============  ==============

             Non-performing assets to total assets             0.33 %          0.36 %          0.41 %
             Non-accrual loans to loans receivable             0.41            0.46            0.53

       The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loans receivable portfolio, which the Company expects will continue to change over time.

       The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at June 30, 2000, such delinquent loans of the Company, net of those already in non-performing status (in thousands):




                                                                            DELINQUENCY PERIOD
                                                                     ---------------------------------
                                                                      30 - 59    60 - 89
                                                                       DAYS        DAYS       TOTAL
                                                                     ---------- ----------- ----------
             Residential real estate                                   $32,032      $7,917    $39,949
             Commercial real estate                                        366       1,000      1,366
             Consumer                                                   14,918       4,143     19,061
             Business                                                    1,459       1,192      2,651
                                                                     ---------- ----------- ----------
             Total                                                     $48,775     $14,252    $63,027
                                                                     ========== =========== ==========

       The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):



                                                               FOR THE                FOR THE
                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        ---------------------- -----------------------
                                                          2000        1999        2000        1999
                                                        ----------  ---------- ----------- -----------
             Balance at beginning of period              $142,485    $112,369    $140,296    $105,081
             Provision for loan losses                      7,000       7,500      14,000      15,500
             Addition due to acquisition                       --       4,965          --       4,965
             Loan charge-offs:
                 Residential real estate                   (4,644)     (4,062)     (8,098)     (6,812)
                 Commercial real estate                       (18)       (323)        (32)       (629)
                 Consumer                                  (3,048)       (870)     (5,784)     (1,552)
                 Business                                    (120)        (17)       (125)        (44)
                                                        ----------  ---------- ----------- -----------
                         Total loan charge-offs            (7,830)     (5,272)    (14,039)     (9,037)
                                                        ----------  ---------- ----------- -----------
             Loan recoveries:
                 Residential real estate                      221         375         779       1,397
                 Commercial real estate                       593       1,059         621       2,654
                 Consumer                                     960         383       1,763         819
                 Business                                       3           2          12           2
                                                        ----------  ---------- ----------- -----------
                         Total loan recoveries              1,777       1,819       3,175       4,872
                                                        ----------  ---------- ----------- -----------
                             Net loan charge-offs          (6,053)     (3,453)    (10,864)     (4,165)
                                                        ----------  ---------- ----------- -----------
             Balance at end of period                    $143,432    $121,381    $143,432    $121,381
                                                        ==========  ========== =========== ===========

       On an annualized basis, net loan charge-offs represented 0.15% of average loans receivable for the second quarter of 2000, as compared with 0.11% for the second quarter of 1999, and 0.14% for the first six months of 2000, as compared with 0.07% for the first six months of 1999.

       The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:


                                                                 JUNE 30,    DECEMBER 31,   JUNE 30,
                                                                   2000          1999         1999
                                                                ------------ ------------- -----------
             Allowance for loan losses to:
                 Loans receivable                                     0.90%         0.92%       0.95%
                 Non-accrual loans                                  217.89        202.27      178.81


       Of the $3.5 billion carrying value of the Company's MBS available for sale portfolio at June 30, 2000, $2.6 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the

Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA. While substantially all of the privately-issued MBS held by the Company at June 30, 2000 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

       The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company's credit risk associated with its use of derivative financial instruments amounted to $43.3 million at June 30, 2000 and $73.9 million at December 31, 1999. There were no past due amounts related to the Company's derivative financial instruments at June 30, 2000 or December 31, 1999.

FINANCIAL CONDITION

    General

       The Company's total assets amounted to $25.3 billion at June 30, 2000, up $1.3 billion, or 5.6%, from December 31, 1999. This increase was driven by growth in loans receivable and loans held for sale.

    Securities Available for Sale

       The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):



                                                           JUNE 30, 2000           DECEMBER 31, 1999
                                                      ------------------------- -------------------------
                                                       AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                                         COST      FAIR VALUE      COST      FAIR VALUE
                                                      ------------ ------------ ------------ ------------
             MBS:
                 Pass-through securities:
                     Privately-issued                  $2,208,911   $2,143,928   $2,296,046   $2,245,491
                     U.S. government agencies             866,263      828,016      886,854      845,159
                 Collateralized mortgage obligations:
                     Privately-issued                     508,856      495,532      422,938      408,945
                     U. S. government agencies             18,366       17,632       18,726       18,093
                 Interest-only                                494          416          940          499
                                                      ------------ ------------ ------------ ------------
                         Total MBS                      3,602,890    3,485,524    3,625,504    3,518,187
                                                      ------------ ------------ ------------ ------------
             Other debt securities:
                 U. S. government agencies                 75,000       75,282           --           --
                 State and municipal                       24,599       24,593       15,478       15,112
                 Domestic corporate                       356,493      301,493      345,410      304,081
                 Foreign government                           500          500          500          500
                                                      ------------ ------------ ------------ ------------
                         Total other debt securities      456,592      401,868      361,388      319,693
                                                      ------------ ------------ ------------ ------------
             Equity securities                             12,535       12,624       12,490       11,796
                                                      ------------ ------------ ------------ ------------
             Total securities available for sale       $4,072,017   $3,900,016   $3,999,382   $3,849,676
                                                      ============ ============ ============ ============


    Loans Held for Sale

       Loans held for sale into the secondary market in connection with the Company's mortgage banking activities amounted to $2.2 billion at June 30, 2000. In comparison, loans held for sale totaled $1.7 billion at December 31, 1999.

    Loans Receivable

       Loans receivable (exclusive of the allowance for loan losses) amounted to $16.0 billion at June 30, 2000, up $751.6 million from year-end 1999. This growth was associated with commercial real estate, consumer and business loans which, in the aggregate, increased $805.9 million, or 11.5%, to $7.8 billion at June 30, 2000 from $7.0 billion at December 31, 1999.

       A key component of the Company's strategy with respect to its loans receivable is to continue to increase the aggregate percentage of its commercial real estate, consumer and business loans receivable to total loans receivable. In the aggregate, commercial real estate, consumer and business loans comprised approximately 49% of total loans receivable at June 30, 2000, up from 46% at December 31, 1999 and 36% at June 30, 1999. Contributing to the increase from June 30, 1999 were the acquisitions during 1999 of KeyBank National Association's Long Island banking franchise and Citibank N.A.'s indirect auto finance business.

       The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):



                                            JUNE 30, 2000          DECEMBER 31, 1999
                                       ------------------------ ------------------------   INCREASE
                                                     PERCENTAGE               PERCENTAGE  (DECREASE)
                                          AMOUNT     OF TOTAL      AMOUNT     OF TOTAL    IN AMOUNT
                                       ------------- ---------- ------------- ---------- -------------

             Residential real estate    $ 8,145,896       51.0%  $ 8,200,120       53.9%   $  (54,224)
             Commercial real estate       3,881,308       24.3     3,482,857       22.9       398,451
             Consumer:
                 Home equity              1,794,172       11.3     1,489,669        9.8       304,503
                 Automobile                 910,790        5.7       886,176        5.8        24,614
                 Other                      112,512        0.7       119,476        0.8        (6,964)
                                       ------------- ---------- ------------- ---------- -------------
                     Total consumer       2,817,474       17.7     2,495,321       16.4       322,153
                                       ------------- ---------- ------------- ---------- -------------
             Business                     1,114,016        7.0     1,028,756        6.8        85,260
                                       ------------- ---------- ------------- ---------- -------------
             Total loans receivable     $15,958,694      100.0%  $15,207,054      100.0%   $  751,640
                                       ============= ========== ============= ========== =============



    Deposits

       At June 30, 2000, deposits amounted to $14.3 billion, up slightly from the end of 1999. Core deposits rose $129.1 million during the first six months of 2000, while time deposits declined $106.4 million during this period.

       The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):



                                            JUNE 30, 2000          DECEMBER 31, 1999
                                       ------------------------ ------------------------  INCREASE
                                                     PERCENTAGE               PERCENTAGE  (DECREASE)
                                          AMOUNT     OF TOTAL      AMOUNT     OF TOTAL    IN AMOUNT
                                       ------------- ---------- ------------- ---------- -------------
             Core:
                 Demand                 $ 2,255,893      15.8%    $2,071,419       14.5%    $ 184,474
                 Savings                  2,351,753      16.5      2,407,528       16.9       (55,775)
                 Money market             3,201,721      22.4      3,201,298       22.5           423
                                       ------------- ---------- ------------- ---------- -------------
                     Total core           7,809,367      54.7      7,680,245       53.9       129,122
                                       ------------- ---------- ------------- ---------- -------------
             Time                         6,474,849      45.3      6,581,204       46.1      (106,355)
                                       ------------- ---------- ------------- ---------- -------------
             Total deposits             $14,284,216     100.0%   $14,261,449      100.0%    $  22,767
                                       ============= ========== ============= ========== =============


    Borrowed Funds

       Total borrowed funds increased $1.2 billion, or 15.6%, during the first six months of 2000 and amounted to $9.0 billion at June 30, 2000. This increase was largely associated with the support of growth in interest-earning assets.

       The following table sets forth a summary of the Company's borrowed funds at the dates indicated (dollars in thousands)



                                                                                           DECEMBER
                                                                              JUNE 30,        31,
                                                                                2000         1999
                                                                            ------------- ------------
             Federal funds purchased and securities sold under
             agreements to repurchase:
                 Federal funds purchased                                     $ 2,323,800    $ 785,000
                 Securities sold under agreements to repurchase                1,111,782      321,067
                                                                            ------------- ------------
                         Total federal funds purchased and securities sold
                             under agreements to repurchase                    3,435,582    1,106,067
                                                                            ------------- ------------
             Other short-term borrowings:
                 Federal Home Loan Bank of New York advances                   3,675,000    3,711,086
                 Treasury tax and loan notes                                     527,545    1,598,154
                 Other                                                            12,834       12,598
                                                                            ------------- ------------
                         Total other short-term borrowings                     4,215,379    5,321,838
                                                                            ------------- ------------
             Long-term debt:
                 Federal Home Loan Bank of New York advances                     741,538      751,600
                 Senior notes                                                    348,950      348,322
                 Medium-term notes                                                48,397       48,541
                 Bonds, preferred stock and loans transferred in
                     put transactions                                             15,853       17,405
                                                                            ------------- ------------
                         Total long-term debt                                  1,154,738    1,165,868
                                                                            ------------- ------------
             Guaranteed preferred beneficial interests in Dime Bancorp,
                 Inc.'s junior subordinated deferrable interest debentures       152,230      152,219
                                                                            ------------- ------------
             Total borrowed funds                                             $8,957,929   $7,745,992
                                                                            ============= ============


Stockholders' Equity

       Stockholders' equity amounted to $1.6 billion at June 30, 2000, up $44.1 million from year-end 1999. At the end of the second quarter of 2000, stockholders' equity represented 6.18% of total assets, as compared with 6.34% at December 31, 1999. Book value per common share and tangible book value per common share increased to $14.27 and $9.49, respectively, at June 30, 2000 from $13.67 and $8.84, respectively, at the end of 1999.

       During February 2000, in connection with the Merger, the Holding Company rescinded its Common Stock repurchase program that was announced in September 1998, which had authorized the Holding Company to repurchase up to approximately
5.6 million shares of Common Stock. A total of 4.2 million shares of Common Stock were repurchased under this program, all of which were acquired prior to the beginning of 2000.

       During May 2000, the Holding Company purchased 2,469,100 shares of Common Stock, at a per share price of $18.25, from Hudson. These shares, which had been acquired in the open market by Hudson in connection with the Merger, were purchased by the Holding Company pursuant to the terms of the Merger Termination Agreement, which provided that, if Hudson decided to sell its shares of Common Stock, it was required to offer to sell them to the Holding Company first.

       Cash dividends declared and paid by the Holding Company on the Common Stock were $0.08 per share for the second quarter of 2000 and $0.14 per share for the first six months of 2000, up from $0.06 per share and $0.11 per share for the second quarter and first six months of 1999, respectively. The Holding Company's Common Stock dividend payout ratio was 25.81% for the second quarter of 2000, as compared with 11.11% for the second quarter of 1999, and 15.56% for the first six months of 2000, as compared with 10.58% for the first six months of 1999. On July 20, 2000, the Holding Company announced the declaration of a cash dividend of $0.08 per share of Common Stock. This dividend will be paid on September 5, 2000 to Common Stockholders of record as of the close of business on August 25, 2000.

LIQUIDITY

       The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet withdrawals by depositors, loan funding commitments, debt service requirements and other financial obligations and expenditures, as well as ensuring the Bank's compliance with regulatory liquidity requirements. The liquidity position of the Company, which is monitored on a daily basis, is managed pursuant to established policies and guidelines.

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

       Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision (the "OTS"). At June 30, 2000, the Holding Company had an effective shelf registration with the Securities and Exchange Commission (the "Commission") under which it could issue an aggregate of $150.0 million of debentures, notes or other unsecured evidences of indebtedness. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series. As further discussed in "Recent Strategic Actions" and Note 7 of Notes to Consolidated Financial Statements, the Holding Company entered into the Warburg Agreement during July 2000, pursuant to which Warburg agreed to purchase approximately $238 million of various securities issued, or to be issued, by the Holding Company.

       Under existing OTS regulations, the Bank must maintain, for each calendar quarter, an average daily balance of liquid assets (as defined) equal to at least 4.00% of either (i) its liquidity base (the Bank's net withdrawable accounts plus short-term borrowings) at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding quarter. The Bank was in compliance with these regulations for the second quarter of 2000.

REGULATORY CAPITAL

       Pursuant to regulations of the OTS, the Bank is required to maintain tangible capital of at least 1.5% of adjusted total assets, core ("tier 1") capital of at least 3.0% of adjusted total assets and total risk-based capital of at least 8.0% of risk-weighted assets. The Bank exceeded these capital requirements at June 30, 2000.

       Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of tier 1 capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets is 5.0% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 2000, the Bank met the published standards for a well capitalized designation under these regulations.

       The following table sets forth the regulatory capital position of the Bank at the dates indicated (dollars in thousands):



                                                          JUNE 30, 2000          DECEMBER 31, 1999
                                                     ------------------------ ------------------------
                                                        AMOUNT     RATIO         AMOUNT       RATIO
                                                     ------------- ---------- ------------- ----------
             Tangible and core capital                 $1,477,973       5.93%   $1,383,046    5.90%
             Tier 1 risk-based capital                  1,477,973       8.71     1,383,046    8.80
             Total risk-based capital                   1,721,405      10.14     1,623,342   10.33

RECENT STRATEGIC ACTIONS

       As a result of its review of strategic alternatives commenced upon termination of the Merger, the Holding Company entered into the Warburg Agreement on July 6, 2000. Pursuant to this agreement, Warburg intends to purchase Series B Stock representing approximately 13.6 million shares of Common Stock and the Warrants for approximately $238 million.

       On July 6, 2000, the Holding Company also announced the following series of actions intended to improve returns and provide enhanced value to its stockholders:

       --     The appointment of Anthony P. Terracciano as Chairman of the
              Board;

       -- Its plans to commence the Dutch Auction Tender Offer and to distribute the Litigation Tracking Warrants;

       --     Amendments to the Stockholder Protection Rights Agreement; and

       -- Reviewing potential opportunities to continue to improve the Company's growth rate and quality of its earnings through initiatives such as: (i) further investments in technology and higher-margin businesses, including development of more comprehensive e-commerce offerings and expansion of business banking; (ii) balance sheet restructuring, including the sale of a substantial portion of its securities portfolio; and (iii) expense reduction.

       The Warburg Agreement and these actions are described more fully in Note 7 of the Notes to Consolidated Financial Statements and in a Current Report on Form 8-K filed by the Holding Company with the Commission on July 11, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Information required by this item is contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management," incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       There have not been any material developments regarding the status of the Bank's goodwill lawsuit against the United States since the filing of the 1999 10-K.

       On March 5, 2000, North Fork announced its intention to make a hostile offer to acquire all of the outstanding Common Stock and to terminate the Merger Agreement. As previously discussed, on March 15, 2000, North Fork commenced the Hostile Tender Offer. In connection with the Hostile Tender Offer, FleetBoston Financial Corporation ("FleetBoston"), formerly Fleet Boston Corporation, announced that it had agreed, among other things, to invest an aggregate of $250 million in exchange for preferred stock of North Fork and rights to purchase North Fork's common stock.

       On March 6, 2000, North Fork filed a lawsuit in the Delaware Court of Chancery against the Holding Company, members of the Board and Hudson, challenging a number of the provisions in the Merger Agreement and alleging, among other things, breaches of fiduciary duties by the Board (the "Delaware Action"). The complaint sought, among other things, an order invalidating certain provisions of the Merger Agreement. On March 9, 2000, North Fork amended its complaint in the Delaware Action to include allegations of breach of fiduciary duties by the Board for compelling a premature stockholder vote on the Merger Agreement and of false and misleading statements in the Holding Company's proxy statement/prospectus supplement dated March 7, 2000. After the Holding Company postponed its special meeting of stockholders to consider approval of the Merger Agreement from March 15, 2000 to March 24, 2000, North Fork withdrew its additional motion for a temporary restraining order to enjoin the March 15th meeting but reserved its right to proceed in the future. On March 17, 2000, North Fork moved for an expedited hearing and partial summary judgment with respect to its challenges to the provisions of the Merger Agreement. As a result of the termination of the Merger Agreement on April 28, 2000, these motions have been withdrawn.

       The Holding Company is the subject of at least 17 putative class action lawsuits filed on or after March 6, 2000 by various Common Stockholders: Brecher
v. Toal, et. al., Miller v. Toal, et. al., Weiss v. Toal, et. al., Susser v. Toal, et. al., Lifshitz v. Toal, et. al., Pill v. Toal, et. al., Milite v. Toal, et. al., Steiner v. Toal, et. al., Shiry v. Toal, et. al., Lewis v. Toal, et. al., and Coleman v. Toal, et. al., each filed in the Delaware Court of Chancery on March 6, 2000; Great Neck Capital Appreciation Partnership v. Dime Bancorp, Inc., filed in the Delaware Court of Chancery on March 7, 2000; Silverberg v. Dime Bancorp, Inc., filed in the Supreme Court of the State of New York, County of Queens on March 9, 2000; Graifman v. Koons, et. al., filed in the Supreme Court of the State of New York, County of New York, on March 15, 2000; D'Angelo
v. Toal, et. al., and Friend v. Toal, et. al., each filed in the Delaware Court of Chancery on March 23, 2000; and Simonetti v. Toal, et. al., filed in the Delaware Court of Chancery on March 29, 2000 (collectively, the "Stockholder Actions"). Each of the Stockholder Actions alleges, among other things, breaches of fiduciary duties by the Board and challenges the Stock Option, purported benefits to the Holding Company's directors and officers that were to have resulted from the Merger, and the rejection by the Board of the Hostile Tender Offer. On March 10, 2000, the plaintiffs in some of the Stockholder Actions filed a motion for partial summary judgment seeking a determination invalidating the same provisions of the Merger Agreement that were the subject of North Fork's complaint. The motions have become moot as a result of the termination of the Merger Agreement. In addition, on or about July 26, 2000, the plaintiffs in some of the Stockholder Actions filed a motion seeking leave to file an amended complaint. The proposed amended complaint alleges that the Holding Company's directors have sought to entrench themselves by "spurning" North Fork's offer, "deploying" the Stockholder Protection Rights Agreement, entering into the Warburg Agreement and commencing the Dutch Auction Tender Offer. The proposed amended complaint seeks injunctive relief requiring, among other things, the Holding Company to auction itself and preventing it from taking any steps or actions in furtherance of the Dutch Auction Tender Offer and the investment by Warburg. As of the date of this document, a briefing schedule on the motion for leave to file an amended complaint has not been set.

       On March 10, 2000, the Holding Company filed suit in the Supreme Court of the State of New York, County of New York, against North Fork and FleetBoston (the "New York Action"). The complaint alleges violations of New York's antitrust laws, including a conspiracy between North Fork and FleetBoston to:
(i) diminish competition in a variety of banking markets; (ii) diminish competition for the purchase of banks and thrifts in some markets; and (iii) eliminate a stronger competitor (i.e., the combined institution resulting from the Merger). In addition, the complaint alleges that FleetBoston's divestiture of branches from the Fleet Financial-BankBoston Corporation merger to Sovereign Bancorp, Inc. ("Sovereign") is part of the conspiracy, as Sovereign is not capable of competing effectively in markets with FleetBoston and FleetBoston may use monopoly profits gained in those markets to fund the Hostile Tender Offer. Among other things, the suit asks the court to: (i) enjoin North Fork and FleetBoston from acting in concert to acquire the Holding Company; (ii) enjoin the proposed branch divestiture from FleetBoston to Sovereign and require divestiture to a banking organization with a reasonable opportunity to improve competition in the markets served; and (iii) declare violations of the New York antitrust laws. On March 31, 2000, North Fork and FleetBoston moved to dismiss the New York Action, arguing that it is preempted by federal law. The Holding Company has filed its response to this motion, and the New York Attorney General has submitted an amicus curiae brief challenging the preemption issues raised by North Fork and FleetBoston. North Fork has submitted a response to the New York Attorney General's amicus curiae brief. In addition, the Holding Company has filed a motion seeking expedited discovery from North Fork and FleetBoston. North Fork and FleetBoston have opposed this motion.

       On March 21, 2000, the Holding Company filed suit in the United States District Court for the Eastern District of New York against North Fork and members of North Fork's board of directors seeking preliminary and permanent injunctive relief in connection with alleged misrepresentations contained in North Fork's proxy statement, dated March 13, 2000, soliciting proxies against the Merger, in violation of the Securities Exchange Act of 1934. On March 30, 2000, North Fork moved to dismiss this action. On April 13, 2000, the Holding Company filed an amended complaint in this action, focusing on the disclosures by North Fork regarding the cost savings that could be achieved if North Fork acquired the Holding Company and North Fork's relationship with

FleetBoston. On April 20, 2000, the court issued a decision recommending that North Fork's motion to dismiss be denied and ordering the parties to conduct expedited discovery. On April 24, 2000, North Fork filed an answer and counterclaims against the Holding Company and sought expedited discovery on those counterclaims. The counterclaims allege that the Holding Company and its Chief Executive Officer, Mr. Lawrence J. Toal, have made materially false and misleading statements in the Holding Company's proxy materials in connection with the Merger, its press releases and its other filings with the Commission with respect to the Hostile Tender Offer and seek injunctive and other relief. On April 28, 2000, the court denied North Fork's request for expedited discovery. The Holding Company's request for a preliminary injunction was withdrawn in light of the termination of the Merger Agreement. On May 15, 2000, the Holding Company moved to dismiss North Fork's counterclaims and to strike certain of its affirmative defenses. On May 17, 2000, the Holding Company sought leave to file a second amended complaint, which adds FleetBoston as a party and asserts claims against North Fork, members of North Fork's board of directors and FleetBoston for making false and misleading statements in connection with the Hostile Tender Offer. North Fork has opposed the Holding Company's request for leave to file the proposed second amended complaint. On June 30, 2000, North Fork filed an amended answer and counterclaims, which asserts claims against the Holding Company and Mr. Toal for making allegedly false and misleading statements in connection with the Holding Company's 2000 annual meeting of stockholders (the "2000 Annual Meeting"). On July 11, 2000, the Holding Company sought leave to file a third amended complaint, which, in addition to the claims asserted in the proposed second amended complaint, asserts claims against North Fork for making false and misleading statements in connection with its proxy solicitation recommending that Common Stockholders "withhold authority" regarding the election of five of the Holding Company's directors (the "2000 Nominees") at the 2000 Annual Meeting. North Fork has opposed the Holding Company's request for leave to file the proposed third amended complaint. On August 4, 2000, the Holding Company moved to dismiss North Fork's amended counterclaims.

       On March 29, 2000, the Holding Company filed suit in the Supreme Court of the State of New York, County of New York, against Salomon Smith Barney, Inc. ("Salomon"), which had been acting as a financial advisor to North Fork in connection with the Hostile Tender Offer. The complaint alleges violations of a provision of a confidentiality agreement, dated May 12, 1997, between the Holding Company and Salomon, which the complaint states prohibits Salomon, for a three-year period, from providing financial advisory services to any entity interested in acquiring or otherwise entering into a business combination transaction with the Holding Company without obtaining the Holding Company's prior written consent to either the transaction or the provision of such advice (the "Confidentiality Agreement"). The suit asks the state court to enjoin Salomon from providing financial or advisory services to North Fork in connection with the Hostile Tender Offer. On April 5, 2000, the state court granted the Holding Company's motion to preliminarily enjoin Salomon from acting as a financial advisor to North Fork until May 12, 2000, the date the relevant provision of the Confidentiality Agreement expired by its terms (the "Preliminary Injunction"). On April 6, 2000, Salomon filed a notice of appeal in the Appellate Division of the State of New York, First Department, alleging that the state court erred when it granted the Preliminary Injunction, and also filed a motion in the appellate court seeking to vacate the state court's order imposing the Preliminary Injunction. The appellate court denied Salomon's motion to vacate on May 3, 2000. On May 10, 2000, the court declined to extend the Preliminary Injunction beyond May 12, 2000. On May 17, 2000, the Holding Company amended its complaint to include a claim for monetary damages from Salomon and a claim against North Fork. On June 30, 2000, North Fork moved to dismiss the amended complaint as against North Fork, which motion the Holding Company has opposed.

       On May 15, 2000, the Holding Company was served with a Civil Investigative Demand (the "CID") by the Antitrust Division of the U.S. Department of Justice in connection with the Hostile Tender Offer and FleetBoston's proposed financing of the Hostile Tender Offer. The Company has complied with and responded to the CID.

       On July 14, 2000, North Fork filed a complaint in the Delaware Court of Chancery against the Holding Company and several of its directors. This complaint, among other things, seek a declaratory judgment as to the effect of the vote at the 2000 Annual Meeting such that the 2000 Nominees would have the status of holdover directors and an order requiring the Holding Company to hold an election for five directors to fill the Board positions now occupied by the 2000 Nominees at a timely convened special meeting of stockholders or, in the alternative, no later than the Holding Company's 2001 annual meeting of stockholders. On July 24, 2000, certain Common Stockholders filed a putative class action suit, Coleman v. Toal, et. al., in the Delaware Court of Chancery, seeking similar relief. On August 10, 2000, North Fork demanded that the Board call a special meeting of stockholders regarding the election of five directors to fill the Board positions now occupied by the 2000 Nominees and announced a slate of five directors that it proposes to nominate for those positions.

       The Holding Company believes that its various claims against North Fork, FleetBoston and Salomon are meritorious and that the various claims made against the Holding Company and the Board are without merit. However, it is not possible to predict the outcome of these claims at this time.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 12 --  Ratio of Earnings to Fixed Charges
         Exhibit 27 --  Financial Data Schedule

(b)      REPORTS ON FORM 8-K

       During the three-month period ended June 30, 2000, the Holding Company filed with the Commission the following Current Reports on Form 8-K:

       -- Form 8-K, filed on April 19, 2000, regarding a press release announcing the Company's consolidated financial results for the quarter ended March 31, 2000.

       -- Form 8-K, filed on April 28, 2000, regarding a press release announcing the Holding Company's declaration of a cash dividend of $0.08 per share of Common Stock to be paid on June 1, 2000 to Common Stockholders of record as of the close of business on May 19, 2000.

       -- Form 8-K, filed on May 1, 2000, announcing that the Holding Company and Hudson had entered into the Merger Termination Agreement.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DIME BANCORP, INC.
                           (Registrant)



Dated: August 11, 2000     By:      /s/ Lawrence J. Toal
       ----------------             --------------------
                                    Lawrence J. Toal
                                    Chief Executive Officer, President and
                                    Chief Operating Officer


Dated: August 11, 2000     By:      /s/ Anthony R. Burriesci
       ---------------              ------------------------
                                    Anthony R. Burriesci
                                    Executive Vice President and
                                      Chief Financial Officer


Dated: August 11, 2000     By:      /s/ John F. Kennedy
       ---------------              -------------------
                                    John F. Kennedy
                                    Controller and Chief Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT

12                Ratio of Earnings to Fixed Charges

27                Financial Data Schedule (filed electronically)