Form 10-Q
period 2000-09-30
DIME BANCORP INC
filed 2000-11-14
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of October 31, 2000, the registrant had 108,457,653 shares of common stock, $0.01 par value, outstanding.

                              DIME BANCORP, INC.
         FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                              TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of September 30, 2000 and                       3
                    December 31, 1999

                Consolidated Statements of Operations for the Three Months and Nine Months Ended
                    September 30, 2000 and 1999                                                                   4

                Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
                    September 30, 2000 and 1999                                                                   5

                Consolidated Statements of Cash Flows for the Nine Months Ended September 30,                     6
                    2000 and 1999

                Notes to Consolidated Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              36

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       36

Item 2.  Changes in Securities and Use of Proceeds                                                               38

Item 4.  Submission of Matters to a Vote of Security Holders                                                     38

Item 6.  Exhibits and Reports on Form 8-K                                                                        38

SIGNATURES                                                                                                       39


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     DIME BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                            2000           1999
                                                                                        -------------- --------------
ASSETS
Cash and due from banks                                                                   $   325,721    $   414,289
Money market investments                                                                       13,085         18,166
Securities available for sale                                                               3,341,773      3,849,676
Federal Home Loan Bank of New York stock                                                      328,732        328,732
Loans held for sale                                                                         2,363,552      1,733,667
Loans receivable, net:
    Residential real estate loans                                                           7,995,503      8,200,120
    Commercial real estate loans                                                            3,973,993      3,482,857
    Consumer loans                                                                          2,941,984      2,495,321
    Business loans                                                                          1,139,558      1,028,756
    Allowance for loan losses                                                               (146,655)      (140,296)
                                                                                        -------------- --------------
        Total loans receivable, net                                                        15,904,383     15,066,758
                                                                                        -------------- --------------
Premises and equipment, net                                                                   188,125        207,373
Mortgage servicing assets                                                                     980,228        980,934
Goodwill                                                                                      508,928        531,415
Other assets                                                                                1,277,815        790,315
                                                                                        -------------- --------------
Total assets                                                                              $25,232,342    $23,921,325
                                                                                        ============== ==============

LIABILITIES
Deposits                                                                                  $13,903,058    $14,261,449
Federal funds purchased and securities sold under agreements to repurchase                  3,260,488      1,106,067
Other short-term borrowings                                                                 4,640,463      5,321,838
Long-term debt                                                                              1,004,769      1,165,868
Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s junior
    subordinated deferrable interest debentures                                               152,236        152,219
Other liabilities                                                                             485,158        397,779
                                                                                        -------------- --------------
        Total liabilities                                                                  23,446,172     22,405,220
                                                                                        -------------- --------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share (40,000,000 shares authorized,
    12,009.491 shares of Series B issued at September 30, 2000 and no shares
    issued at December 31, 1999)                                                              168,931             --
Warrants to purchase preferred stock                                                           41,235             --
Common stock, par value $0.01 per share (350,000,000 shares authorized,
   120,252,459 shares issued at September 30, 2000 and December 31, 1999)                       1,203          1,203
Additional paid-in capital - common stock                                                   1,154,827      1,166,530
Retained earnings                                                                             723,572        670,343
Treasury stock, at cost (10,617,529 shares at September 30, 2000 and
    9,357,589 shares at December 31, 1999)                                                  (253,420)      (230,035)
Accumulated other comprehensive loss                                                         (46,733)       (87,257)
Unearned compensation                                                                         (3,445)        (4,679)
                                                                                        -------------- --------------
        Total stockholders' equity                                                          1,786,170      1,516,105
                                                                                        -------------- --------------
Total liabilities and stockholders' equity                                                $25,232,342    $23,921,325
                                                                                        ============== ==============

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             FOR THE                FOR THE
                                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                      ---------------------- -----------------------
                                                                        2000        1999        2000        1999
                                                                      ---------- ----------- ----------- -----------
INTEREST INCOME
Residential real estate loans                                          $193,176    $178,268    $549,368   $ 568,338
Commercial real estate loans                                             82,569      61,507     227,494     165,182
Consumer loans                                                           61,147      39,370     170,902      81,066
Business loans                                                           25,540       9,028      72,414      21,082
Mortgage-backed securities                                               67,200      57,427     195,713     158,870
Other securities                                                         14,339      12,658      41,028      37,575
Money market investments                                                    212         496         661       1,272
                                                                      ---------- ----------- ----------- -----------
        Total interest income                                           444,183     358,754   1,257,580   1,033,385
                                                                      ---------- ----------- ----------- -----------

INTEREST EXPENSE
Deposits                                                                137,729     117,758     400,491     354,111
Borrowed funds                                                          149,684      91,753     389,502     254,643
                                                                      ---------- ----------- ----------- -----------
        Total interest expense                                          287,413     209,511     789,993     608,754
                                                                      ---------- ----------- ----------- -----------
        Net interest income                                             156,770     149,243     467,587     424,631
Provision for loan losses                                                 7,000       7,000      21,000      22,500
                                                                      ---------- ----------- ----------- -----------
        Net interest income after provision for loan losses             149,770     142,243     446,587     402,131
                                                                      ---------- ----------- ----------- -----------

NON-INTEREST INCOME
Loan servicing and production fees                                       73,227      67,402     211,336     199,046
Banking service fees                                                     16,709      13,060      48,648      36,914
Securities and insurance brokerage fees                                  10,167       8,925      32,014      27,581
Loss upon designation for sale of mortgage-backed securities           (87,441)          --    (87,441)          --
Net gains on sales activities                                            35,998      42,114     103,156     164,117
Other                                                                     3,797       2,391      11,332       7,967
                                                                      ---------- ----------- ----------- -----------
        Total non-interest income                                        52,457     133,892     319,045     435,625
                                                                      ---------- ----------- ----------- -----------

NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                                   77,237      77,521     228,685     229,195
    Occupancy and equipment                                              27,960      25,897      83,686      76,584
    Other                                                                36,772      42,698     109,968     139,594
                                                                      ---------- ----------- ----------- -----------
        Total general and administrative expense                        141,969     146,116     422,339     445,373
Amortization of mortgage servicing assets                                32,631      27,940      92,872      93,797
Amortization of goodwill                                                  8,329       4,230      25,046      10,603
Restructuring and other special charges                                  43,537          --      97,792          --
                                                                      ---------- ----------- ----------- -----------
        Total non-interest expense                                      226,466     178,286     638,049     549,773
                                                                      ---------- ----------- ----------- -----------
(Loss) income before income tax (benefit) expense and
    extraordinary items                                                (24,239)      97,849     127,583     287,983
Income tax (benefit) expense                                            (7,700)      36,025      44,406     106,374
                                                                      ---------- ----------- ----------- -----------
(Loss) income before extraordinary items                               (16,539)      61,824      83,177     181,609
Extraordinary items -- losses on early extinguishment of
    debt, net of tax benefits of $3,044                                      --          --          --     (4,127)
                                                                      ---------- ----------- ----------- -----------

Net (loss) income                                                     $(16,539)     $61,824    $ 83,177  $ 177,482
                                                                      ========== =========== =========== ===========

PER COMMON SHARE
Basic (loss) earnings:
    (Loss) income before extraordinary items                           $ (0.16)     $  0.55     $  0.75     $  1.63
    Net (loss) income                                                    (0.16)        0.55        0.75        1.59
Diluted (loss) earnings:
    (Loss) income before extraordinary items                           $ (0.16)     $  0.55     $  0.74     $  1.61
    Net (loss) income                                                    (0.16)        0.55        0.74        1.57


Dividends declared                                                      $  0.08     $  0.06     $  0.22     $  0.17


          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ----------------------------
                                                                                            2000           1999
                                                                                        -------------- -------------
PREFERRED STOCK
Balance at beginning of period                                                             $       --    $       --
Issuance of Series B preferred stock                                                          168,931            --
                                                                                        -------------- -------------
    Balance at end of period                                                                  168,931            --
                                                                                        -------------- -------------

WARRANTS TO PURCHASE PREFERRED STOCK
Balance at beginning of period                                                                     --            --
Issuance of warrants to purchase Series C preferred stock                                      27,958            --
Issuance of warrants to purchase Series D preferred stock                                      13,277            --
                                                                                        -------------- -------------
    Balance at end of period                                                                   41,235            --
                                                                                        -------------- -------------

COMMON STOCK
Balance at beginning of period                                                                  1,203         1,203
                                                                                        -------------- -------------
    Balance at end of period                                                                    1,203         1,203
                                                                                        -------------- -------------

ADDITIONAL PAID-IN CAPITAL - COMMON STOCK
Balance at beginning of period                                                              1,166,530     1,165,251
Tax benefit on stock options exercised and restricted stock                                     1,484           836
Issuance costs related to preferred stock and warrants to purchase preferred stock           (13,187)            --
                                                                                        -------------- -------------
    Balance at end of period                                                                1,154,827     1,166,087
                                                                                        -------------- -------------

RETAINED EARNINGS
Balance at beginning of period                                                                670,343       463,907
Net income                                                                                     83,177       177,482
Cash dividends declared on preferred stock                                                      (961)            --
Cash dividends declared on common stock                                                      (24,356)      (18,975)
Net issuance of treasury stock under employee stock plans                                     (4,631)       (2,540)
Issuance of treasury stock in connection with acquisition                                          --       (4,255)
                                                                                        -------------- -------------
    Balance at end of period                                                                  723,572       615,619
                                                                                        -------------- -------------

TREASURY STOCK, AT COST
Balance at beginning of period                                                              (230,035)     (233,965)
Purchase of treasury stock                                                                   (45,061)      (76,346)
Net issuance of treasury stock under employee stock plans                                      21,676         4,527
Issuance of treasury stock in connection with acquisition                                          --        73,410
                                                                                        -------------- -------------
    Balance at end of period                                                                (253,420)     (232,374)
                                                                                        -------------- -------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                                                               (87,257)       (3,285)
Other comprehensive income (loss)                                                              40,524      (67,431)
                                                                                        -------------- -------------
    Balance at end of period                                                                 (46,733)      (70,716)
                                                                                        -------------- -------------

UNEARNED COMPENSATION
Balance at beginning of period                                                                (4,679)       (7,446)
Net issuance of restricted stock                                                             (15,114)         (186)
Amortization of unearned compensation                                                          16,348         2,322
                                                                                        -------------- -------------
    Balance at end of period                                                                  (3,445)       (5,310)
                                                                                        -------------- -------------

Total stockholders' equity                                                                 $1,786,170    $1,474,509
                                                                                        ============== =============


          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ----------------------------
                                                                                            2000           1999
                                                                                        -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $      83,177  $    177,482
Adjustments to reconcile net income to net cash (used) provided by operating activities:
        Provision for loan losses                                                              21,000        22,500
        Depreciation, amortization and accretion, net                                         171,865       144,124
        Provision for deferred income tax expense                                              31,507        86,660
        Net securities losses                                                                  84,582           924
        Restructuring charge                                                                   38,092            --
        Losses on early extinguishment of debt                                                     --         7,171
        Net (increase) decrease in loans held for sale                                      (629,885)     2,168,706
        Other, net                                                                          (257,452)     (397,564)
                                                                                        -------------- -------------
            Net cash (used) provided by operating activities                                (457,114)     2,210,003
                                                                                        -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                                  (751,252)   (1,980,138)
Proceeds from sales of securities available for sale                                          746,182     1,069,737
Proceeds from maturities of securities available for sale                                     441,117       736,087
Loans receivable originated and purchased, net of principal payments                      (1,192,363)     (806,096)
Proceeds from sales of loans                                                                   34,794        48,998
Proceeds from sales of other real estate owned                                                 19,612        14,886
Net cash paid in acquisitions                                                                      --     (923,557)
Net purchases of premises and equipment                                                      (16,042)      (33,453)
                                                                                        -------------- -------------
            Net cash (used) provided by investing activities                                (717,952)   (1,873,536)
                                                                                        -------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                    (358,288)     (870,340)
Net increase in borrowings with original maturities of three months or less                 1,898,046       215,596
Proceeds from other borrowings                                                                     --     1,219,625
Repayments of other borrowings                                                              (586,873)     (801,552)
Net proceeds from issuance of preferred stock and warrants to purchase
    preferred stock                                                                           196,979            --
Proceeds from issuances of treasury stock                                                       1,931         1,801
Purchases of treasury stock                                                                  (45,061)      (76,346)
Cash dividends paid                                                                          (25,317)      (18,975)
                                                                                        -------------- -------------
            Net cash provided (used) by financing activities                                1,081,417     (330,191)
                                                                                        -------------- -------------

Net (decrease) increase in cash and cash equivalents                                         (93,649)         6,276
Cash and cash equivalents at beginning of period                                              432,455       357,777
                                                                                        -------------- -------------
Cash and cash equivalents at end of period                                              $     338,806  $    364,053
                                                                                        ============== =============

Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                                    $     786,010  $    617,383
    Income tax payments, net                                                                   49,074           205
Supplemental non-cash investing information:
    Securitization of loans receivable                                                        272,024       491,761


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements as of the dates, or for the periods, indicated. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended, (the "1999 10-K"). The results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 -- HOSTILE TENDER OFFER

         The hostile tender offer to acquire all of the outstanding shares of the Holding Company's common stock (the "Common Stock") that had been formally commenced by North Fork Bancorporation, Inc. ("North Fork") on March 15, 2000 (the "Hostile Tender Offer") expired on September 29, 2000.

         In connection with the Hostile Tender Offer, the Company has recognized total pre-tax charges of $31.8 million during the first nine months of 2000. These charges, which are included under the caption "Restructuring and other special charges" in the accompanying Consolidated Statements of Operations, were comprised of $17.4 million of legal, advisory and proxy solicitation expenses incurred in defending against the Hostile Tender Offer and $14.4 million related to the accelerated vesting of restricted Common Stock issued under employee stock plans, which was triggered by the Hostile Tender Offer. The Hostile Tender Offer also triggered the accelerated vesting of Common Stock options issued under stock-based benefit plans, although such vesting did not result in a charge to operations.

         For a discussion of various litigation by and against the Company in connection with the Hostile Tender Offer, see Part II, Item 1, "Legal Proceedings."

NOTE 3 -- MERGER TERMINATION

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

         On April 28, 2000, the Holding Company and Hudson announced that they had mutually entered into an agreement to terminate the Merger Agreement (the "Merger Termination Agreement"). Under the terms of the Merger Termination Agreement, the Holding Company and Hudson agreed to cancel the stock options granted to each other in connection with the Merger Agreement and to release each other from any claims related to these arrangements. In light of the fact that the Hostile Tender Offer was an "initial triggering event" under the stock option the Holding Company originally issued to Hudson in connection with the Merger Agreement (the "Stock Option"), the Holding Company, under the terms of the Merger Termination Agreement, has agreed to pay Hudson from $50.0 million to $92.0 million if certain events occur before October 28, 2001, including if the Holding Company is acquired by, merges with, or sells a substantial amount of its assets to another company (the "Subsequent Transaction Fee"). The circumstances are parallel to those that would have allowed Hudson to exercise the Stock Option and the amounts owed are generally less than or equal to the amounts that would have been due under the Stock Option, which had no upper limit. The Merger Termination Agreement also provides for a payment of $30.0 million by the Holding Company to Hudson if the Holding Company sells a significant subsidiary before the same date (the "Subsidiary Transaction Fee"). Any Subsidiary Transaction Fee paid will be deducted from any Subsequent Transaction Fee payment due. If none of these circumstances occurs before October 28, 2001, the Merger Termination Agreement provides for a $15.0 million payment by the Holding Company to Hudson.

        In connection with the termination of the Merger, the Company has recognized pre-tax charges of $27.9 million, substantially all of which were reflected in operations during the second quarter of 2000. These charges, which are included under the caption "Restructuring and other special charges" in the accompanying Consolidated Statements of Operations, were comprised of the $15.0 million minimum fee to be paid by the Holding Company to Hudson pursuant to the Merger Termination Agreement and $12.9 million of legal, advisory, integration and other related expenses.

         For a discussion of various litigation by and against the Company in connection with the Merger, see Part II, Item 1, "Legal Proceedings."

NOTE 4 -- STOCKHOLDERS' EQUITY

      Warburg, Pincus Equity Partners, L.P. Investment

         On July 6, 2000, Warburg, Pincus Equity Partners, L.P. ("Warburg") and the Holding Company entered into an agreement (the "Warburg Agreement") pursuant to which Warburg has purchased, for approximately $238 million, several different securities issued by the Holding Company. As further discussed below, Warburg's investment was made over two closings.

         At the first closing, which occurred on July 6, 2000, Warburg purchased, for $210.2 million, rights (the "Rights") to 12,009.491 shares of the Holding Company's Series B non-cumulative voting preferred stock (the "Series B Preferred Stock"), warrants (the "Series C Preferred Stock Warrants") to purchase 8,142.738 shares of the Holding Company's Series C non-cumulative non-voting preferred stock (the "Series C Preferred Stock") and warrants (the "Series D Preferred Stock Warrants") to purchase 3,866.753 shares of the Holding Company's Series D non-cumulative non-voting preferred stock (the "Series D Preferred Stock"). The Rights converted into shares of Series B Preferred Stock on August 1, 2000 upon early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

         At the second closing, which occurred on October 6, 2000 following the receipt by Warburg of a determination by the Office of Thrift Supervision (the "OTS") that Warburg does not control the Company, Warburg purchased, for $28.0 million, 1,598.173 additional shares of Series B Preferred Stock and an additional 1,598.173 Series D Preferred Stock Warrants. In total, after the completion of both closings under the Warburg Agreement, Warburg owns 13,607.664 shares of Series B Preferred Stock, 8,142.738 Series C Preferred Stock Warrants and 5,464.926 Series D Preferred Stock Warrants. The purchase price paid by Warburg at the first and second closings was allocated to the individual securities issued based upon their fair values.

          The material terms of the securities issued or issuable to Warburg, as well as other material provisions contained in the Warburg Agreement, are described below.

         Series B Preferred Stock. Each share of Series B Preferred Stock has a par value and a liquidation preference of $0.01, is convertible into 1,000 shares of Common Stock, entitled to 1,000 votes on all matters on which shares of Common Stock are entitled to vote, together with the Common Stock as a single class, and entitled to receive the same dividends and distributions as those paid on 1,000 shares of Common Stock, other than, as further discussed below, the distribution of the litigation tracking warrants (the "Litigation Tracking Warrants") that the Holding Company has proposed to distribute to holders of Common Stock (the "Common Stockholders"). Shares of Series B Preferred Stock will convert into shares of Common Stock on the earliest of: (i) the issuance of the Litigation Tracking Warrants; (ii) a change in control of the Holding Company; (iii) lapsing of the transfer restrictions placed on the Series B Preferred Stock under certain provisions of the Warburg Agreement; or (iv) April 6, 2001. Series B Preferred Stock has preference over Common Stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Holding Company.

         Series C Preferred Stock. After issuance, shares of Series C Preferred Stock will not be entitled to vote, except as required by law. Each share of Series C Preferred Stock will have a par value and a liquidation preference of $0.01 and will be entitled to receive the same dividends and distributions, other than the distribution of the Litigation Tracking Warrants, as those paid on 1,000 shares of Common Stock. Upon the receipt of (1) written advice of counsel that, under applicable federal banking laws, the shares of Series C Preferred Stock may be converted or (2) a certificate that Warburg is transferring the shares pursuant to a widely dispersed sale, each share of Series C Preferred Stock will be convertible into 1,000 shares of Common Stock, unless the Series B Preferred Stock has not yet converted into Common Stock, in which case each share of Series C Preferred Stock will be convertible only into one share of Series B Preferred Stock. Series C Preferred Stock will have preference over Common Stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Holding Company.

         Series D Preferred Stock. After issuance, shares of Series D Preferred Stock will not be entitled to vote, except as required by law. Each share of Series D Preferred Stock will have a par value and a liquidation preference of $0.01 and will be entitled to receive the same dividends and distributions, other than the distribution of the Litigation Tracking Warrants, as those paid on 1,000 shares of Common Stock. Series D Preferred Stock will not be convertible into any other class of stock of the Holding Company unless the Holding Company receives stockholder approval of the issuance under the rules of the New York Stock Exchange (the "NYSE"). Pursuant to the Warburg Agreement, the Holding Company agreed to use its reasonable best efforts to obtain this approval prior to September 30, 2002. Upon such approval, each share of Series D Preferred Stock will convert into one share of Series C Preferred Stock. Series D Preferred Stock will have preference over Common Stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Holding Company.

         Warrants. The Series C Preferred Stock Warrants and the Series D Preferred Stock Warrants (collectively, the "Warrants") allow Warburg to purchase shares of the Series C Preferred Stock and the Series D Preferred Stock, respectively, at an exercise price of $21.50 per underlying share of Common Stock, subject to a number of antidilution and other adjustments. The Warrants expire seven years after issuance, have a surrender right on a change in control of the Holding Company that entitles Warburg to a payment upon surrender even if there is a change in control at less than $21.50 per share, and do not possess any voting rights.

         When it is permissible for the Holding Company to do so under the federal banking laws and regulations or in the event that Warburg intends to transfer the Series C Preferred Stock Warrants in a widely dispersed sale, the Series C Preferred Stock Warrants will be exchanged for warrants to acquire Series B Preferred Stock if the Series B Preferred Stock has not yet converted into shares of Common Stock. Otherwise, the Series C Preferred Stock Warrants will be exchanged for warrants to purchase Common Stock. The Series D Preferred Stock Warrants will be exchanged for Series C Preferred Stock Warrants upon the requisite stockholder approval under NYSE rules.

         The Holding Company has a right of first offer on any sale of the Warrants by Warburg. Warburg also has the right to sell, or surrender, any of the Warrants back to the Holding Company (pursuant to an agreed valuation methodology) upon the occurrence of certain change in control events regarding the Holding Company and has the right to sell, or surrender, any of the Series D Preferred Stock Warrants back to the Holding Company (pursuant to an agreed valuation methodology) if the appropriate stockholder approval under NYSE rules is not obtained by September 30, 2003 or the other transfer restrictions on the Series D Preferred Stock Warrants lapse before then.

         In addition to customary antidilution provisions for the Warrants, the Holding Company has agreed to additional antidilution protections in two circumstances. First, although the various series of stock that Warburg may acquire upon exercise of the Warrants do not have the right to receive the Litigation Tracking Warrants, the exercise price of the Warrants may be adjusted if the average aggregate market price of the Litigation Tracking Warrants is over $100 million in the 20-day period beginning ten days after their issuance. In this case, the exercise price of the Warrants will be adjusted downward for the aggregate market price over $100 million, but only in proportion to Warburg's ownership of the Holding Company. Second, the exercise price of the Warrants may be adjusted downward, in proportion to Warburg's ownership of the Holding Company, for any payment made by the Holding Company to Hudson in excess of $15.0 million under the Merger Termination Agreement, unless the payment relates to: (i) a breach of representations by Warburg regarding its ownership of the Holding Company; or (ii) another subsequent transaction, such as a merger or tender offer, approved or recommended by the Holding Company's Board of Directors (the "Board").

         Standstill Agreement. Until July 6, 2003, Warburg has agreed that it will not purchase or acquire any shares of Common Stock that would result in its having control over the Holding Company or owning in excess of 24.9% of the Holding Company's outstanding voting stock. In addition, Warburg has agreed that it will not take any action that would violate its agreement with the OTS to refrain from controlling the Holding Company.

         Preemptive Rights. As long as Warburg owns at least 5% of the outstanding shares of Common Stock (assuming the exercise of all outstanding options and warrants and conversion of convertible preferred stock), if the Holding Company issues any shares of Common Stock (other than under the Company's stock-based benefit plans), Warburg has the right to purchase from the Holding Company that amount of shares of Common Stock required for it to maintain its proportionate interest in the Holding Company. To the extent Warburg utilizes this right to maintain its percentage ownership interest, it will not be entitled to duplicative protection of antidilution adjustments under the terms of the Warrants.

         Transfer Restrictions. With certain exceptions, shares of the Holding Company's stock and warrants to acquire such stock owned by Warburg will be restricted from transfer subject to, among other things, a schedule whereby 20% of the shares will be freely tradeable after July 6, 2001; an additional 30% will be freely tradeable after July 6, 2002; and the balance will be freely tradeable after July 6, 2003. In addition, Warburg will be permitted to tender into tender or exchange offers (1) on a pro rata basis with other stockholders of the Holding Company, provided at least 60% of the shares sought in the tender or exchange offer have been tendered by the Holding Company's other stockholders or (2) not opposed by the Board.

         Warburg will be released from the transfer restrictions if, among other things, the Holding Company breaches its material obligations in the Warburg Agreement or the Holding Company executes documentation, or recommends an offer to its stockholders, that would result in a change in control of the Holding Company.

   Amendments to the Stockholder Protection Rights Agreement

         On July 6, 2000, the Holding Company amended the Stockholder Protection Rights Agreement, dated as of October 20, 1995, as amended, between the Holding Company and The Dime Savings Bank of New York, FSB (the "Bank"), as successor to The First National Bank of Boston, as rights agent (the "Rights Agreement"), in three respects. First, the Rights Agreement will not apply to a Common Stock tender offer that has at least a 50% cash component and sufficient liquidity in any securities component, provided that the tendering shares represent at least 75% of the outstanding shares of Common Stock. Second, a provision has been added to the Rights Agreement so that it will terminate immediately following the Holding Company's 2002 annual meeting of stockholders (the "2002 Annual Meeting"). Third, the Warburg investment was exempted from triggering the rights issued under the Rights Agreement.

   Common Stock Repurchase Programs

         On October 6, 2000, the Holding Company announced a program to repurchase up to 13,607,644 shares of Common Stock. No time limit has been set for completion of this program. This program replaced the previously announced dutch auction tender offer (the "Dutch Auction Tender Offer"), which the Holding Company had commenced on August 1, 2000 and which was terminated on October 6, 2000. No shares of Common Stock were purchased under the Dutch Auction Tender Offer.

   Proposed Issuance of the Litigation Tracking Warrants

         On July 6, 2000, the Holding Company announced its intention to issue the Litigation Tracking Warrants to Common Stockholders. The Litigation Tracking Warrants will represent the right to receive, upon their exercise, Common Stock equal in value to 85% of the net after-tax proceeds, if any, from the Company's pending goodwill lawsuit against the United States government.

NOTE 5 -- BALANCE SHEET REPOSITIONING AND RESTRUCTURING CHARGE

   Balance Sheet Repositioning

         During the third quarter of 2000, the Company implemented a plan to sell $1.8 billion of mortgage-backed securities ("MBS") held in its securities available for sale portfolio (the "MBS Sales Initiative"). Upon implementation of the MBS Sales Initiative, an other than temporary impairment in value loss of $87.4 million was recognized on the MBS to be sold. Sales (including certain sales settling in October 2000) of approximately $0.7 billion of the MBS designated for sale were consummated during the 2000 third quarter. The Company currently anticipates that the MBS Sales Initiative will be largely completed by year-end 2000 and fully completed by the end of the first quarter of 2001. Substantially all of the proceeds from the MBS Sales Initiative are currently expected to be used initially to reduce borrowed funds.

   Restructuring Charge

         During the third quarter of 2000, the Company implemented a series of actions intended to reduce annual expenses by approximately $50 million (the "Expense Reduction Initiative"). It is currently anticipated that these expense reductions will be substantially in effect by the end of the first quarter of 2001. As part of the Expense Reduction Initiative, the Company is reducing its employee complement, consolidating selected operational functions and consolidating or disposing of certain facilities. In connection therewith, the Company recorded a restructuring charge of $38.1 million (the "Restructuring Charge") during the third quarter of 2000. In recognizing this charge, the Company established a restructuring liability of $26.5 million, of which $16.4 million was associated with personnel-related costs and $10.1 million with facilities, and recognized impairment of premises and equipment and goodwill of $10.3 million and $1.3 million, respectively. After cash payments for personnel-related costs, the balance of the restructuring liability at September 30, 2000 was $25.8 million.

         The personnel-related costs included in the restructuring liability are associated with the termination of approximately 300 positions, substantially all of which are expected to occur prior to the end of 2000. Approximately 60% of these positions are at the Bank, with an emphasis on management and staff positions in support units. The remaining positions to be eliminated will occur at the Bank's mortgage banking subsidiary. These reductions are associated with management and staff positions in the areas of administration, loan servicing and loan production.

         The facilities-related costs reflected in the restructuring liability represent the net present value of lease payments (net of expected sublease rentals) to be made for facilities that will no longer be utilized by the Company. These costs are primarily associated with a reduction in space at the Company's administrative headquarters in Uniondale, New York and the closing of various mortgage banking offices in selected regions across the country. The underlying leases expire at various dates from 2001 through 2007.

NOTE 6 -- (LOSS) EARNINGS PER COMMON SHARE

         Effective with the issuance of the convertible Series B Preferred Stock during the third quarter of 2000, basic (loss) earnings per common share is computed after consideration of dividend requirements on such stock. For the third quarter of 2000, the conversion of the Series B Preferred Stock was not assumed for purposes of computing weighted average diluted common shares outstanding because of antidilution. Accordingly, the dividend requirements on the Series B Preferred Stock were also considered in the determination of the numerator used to compute the diluted loss per common share for the third quarter of 2000.

         The following table sets forth the computations of basic and diluted
(loss) earnings per common share for the periods indicated (in thousands, except per share data):

                                                                              FOR THE                 FOR THE
                                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                                       ----------------------- -----------------------
                                                                          2000        1999        2000        1999
                                                                       ----------- ----------- ----------- -----------
  (Loss) income before extraordinary items                              $(16,539)    $ 61,824     $83,177    $181,609
  Preferred stock dividends                                                 (961)          --       (961)          --
                                                                       ----------- ----------- ----------- -----------
      (Loss) income before extraordinary items applicable to
          common stockholders                                            (17,500)      61,824      82,216     181,609
  Extraordinary items                                                          --          --          --     (4,127)
                                                                       ----------- ----------- ----------- -----------
  Net (loss) income applicable to common stockholders                   $(17,500)    $ 61,824     $82,216    $177,482
                                                                       =========== =========== =========== ===========

  Weighted average basic common shares outstanding                        109,323     112,046     110,048     111,664
  Effects of dilutive securities:
      Common Stock options and restricted Common Stock                         --       1,081         611       1,273
                                                                       ----------- ----------- ----------- -----------
  Weighted average diluted common shares outstanding                      109,323     113,127     110,659     112,937
                                                                       =========== =========== =========== ===========

  Basic (loss) earnings per common share:
      (Loss) income before extraordinary items                           $ (0.16)     $  0.55     $  0.75     $  1.63
      Extraordinary items                                                      --          --          --      (0.04)
                                                                       ----------- ----------- ----------- -----------
      Net (loss) income                                                  $ (0.16)     $  0.55     $  0.75     $  1.59
                                                                       =========== =========== =========== ===========

  Diluted (loss) earnings per common share:
      (Loss) income before extraordinary items                           $ (0.16)     $  0.55     $  0.74     $  1.61
      Extraordinary items                                                      --          --          --      (0.04)
                                                                       ----------- ----------- ----------- -----------
      Net (loss) income                                                  $ (0.16)     $  0.55     $  0.74     $  1.57
                                                                       =========== =========== =========== ===========


         For the third quarter of 2000, there were no Common Stock equivalents included in weighted average diluted common shares outstanding because of the net loss incurred by the Company for that period. At September 30, 2000, the Company's potential Common Stock equivalents were limited to: (i) options to purchase 9,002,513 shares of Common Stock at exercise prices between $1.13 and $31.06 and a weighted average exercise price of $18.27; (ii) 236,000 shares of restricted Common Stock that were purchased for $0.01 per share; (iii) rights to purchase 418,028 shares of Common Stock at $15.75 per share under the Company's Employee Stock Purchase Plan; (iv) 12,009.491 shares of Series B Preferred Stock; and (v) warrants to purchase 8,142.738 shares of Series C Preferred Stock at an exercise price of $21.50 per underlying share of Common Stock.

         As discussed in Note 4, Warburg purchased an additional 1,598.173 shares of Series B Preferred Stock on October 6, 2000.

NOTE 7 -- COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                                               FOR THE                FOR THE
                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                        ---------------------- -----------------------
                                                          2000        1999        2000        1999
                                                        ----------  --------- ----------- -----------
             Net (loss) income                          $(16,539)     $61,824     $83,177    $177,482
             Other comprehensive income (loss)             53,518    (22,074)      40,524    (67,431)
                                                        ----------  ---------- ----------- -----------
             Comprehensive income                         $36,979     $39,750    $123,701    $110,051
                                                        ==========  ========== =========== ===========

NOTE 8 -- RECENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended in July 1999 and June 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. Changes in the fair values of those derivatives will be reported in results of operations or other comprehensive income or loss depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

         Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge (the amount by which hedge gains or losses do not perfectly offset corresponding losses or gains on the hedged item). Upon implementation, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair values of the derivative instruments will generally be offset in the Company's results of operations by changes in the fair values of the items being hedged. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair values of the derivative instruments will be reported in other comprehensive income or loss. The gains and losses on derivative instruments that are reported in other comprehensive income or loss will be reflected in the results of operations in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged items. The ineffective portion of all hedges will be recognized in current period results of operations. To assist companies in understanding and implementing this complex accounting standard, the FASB established the Derivatives Implementation Group ( the "DIG"), which has played an active role in addressing key implementation and interpretation issues, some of which remain outstanding at the time of this filing.

         The Company currently utilizes a variety of derivative financial instruments to assist in managing its interest rate risk exposures. This includes hedging securities available for sale, loans receivable, short-term borrowings and certain time deposits. In addition, in connection with its mortgage-banking activities, the Company hedges its loans held for sale, the related committed mortgage loan pipeline and its mortgage servicing assets. The Company is currently reassessing the interest rate risk tools to be utilized after December 31, 2000 in light of its adoption of SFAS No. 133.

         The Company intends to adopt SFAS No. 133 on January 1, 2001. The impact on the Company of the initial adoption of the standard will result in a one time adjustment, to be reflected as a cumulative effect of an accounting change, and is dependent on numerous factors including the nature and purpose of the derivatives in place at the time of adoption and their fair values as of January 1, 2001. The adoption of SFAS No. 133 may cause volatility in the Company's results of operations, statement of comprehensive income and stockholders' equity. An accurate assessment of the Company's hedge effectiveness, and hence, the net impact of adopting SFAS No. 133, will not be possible until the FASB and the DIG, which are currently interpreting certain provisions of SFAS No. 133, conclude their deliberations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS No. 140 are effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS No. 140 are to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

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

STRATEGIC ACTIONS

         As a result of its review of strategic alternatives commenced in May 2000 after the termination of the Merger Agreement, the Holding Company entered into the Warburg Agreement on July 6, 2000. In connection therewith, Warburg has purchased Series B Preferred Stock (representing approximately 13.6 million shares of Common Stock) and the Warrants for approximately $238 million. The Warburg Agreement is described more fully in Note 4 of Notes to Consolidated Financial Statements and in a Current Report on Form 8-K filed by the Holding Company with the Securities and Exchange Commission (the "Commission") on July 11, 2000, as amended on October 12, 2000.

         On July 6, 2000, the Holding Company also announced a series of actions intended to improve returns and provide enhanced value to its stockholders, including:

        --        The appointment of Anthony P. Terracciano as Chairman of the
                  Board;

        -- The planned distribution to the Holding Company's stockholders (excluding Warburg) of the Litigation Tracking Warrants, which represent the right to receive, upon exercise, Common Stock equal in value to 85% of the net after-tax proceeds, if any, from the Company's pending goodwill lawsuit against the United States government;

        -- The adoption of certain amendments to the Rights Agreement, including providing an immediate exception for certain qualifying tender offers and eliminating the agreement in its entirety effective immediately after the 2002 Annual Meeting; and

        -- Reviewing potential opportunities to continue to improve the Company's growth rate and quality of its earnings through initiatives such as: (i) further investments in technology and higher-margin businesses, including development of more comprehensive e-commerce offerings and expansion of business banking; (ii) balance sheet repositioning, including the sale of a substantial portion of its securities portfolio; and
                  (iii) expense reduction.

         On September 15, 2000, the Company announced the MBS Sales Initiative and the Expense Reduction Initiative. Under the MBS Sales Initiative, the Company plans to sell $1.8 billion of MBS held in its securities available for sale portfolio on the date of the announcement. The Expense Reduction Initiative is intended to reduce annual expenses by approximately $50 million, and it is currently anticipated that these expense reductions will be substantially in effect by the end of the first quarter of 2001. The primary components of the Expense Reduction Initiative are the elimination of a total of 400 management and staff positions, including through attrition, the consolidation of selected operational functions and the consolidation or disposal of certain facilities. For a further discussion of the MBS Sales Initiative and the Expense Reduction Initiative, see Note 5 of Notes to Consolidated Financial Statements.

         On October 6, 2000, the Company announced a new Common Stock repurchase program (replacing the previously announced Dutch Auction Tender Offer) authorizing the purchase of up to approximately 13.6 million shares of Common Stock. On October 20, 2000, the Holding Company announced that its cash dividend per share of Common Stock was increased 25.0% to $0.10 for the fourth quarter of 2000 from $0.08 in the third quarter of 2000. This followed an increase of approximately 33% in the second quarter of 2000 from the first quarter of 2000.

RESULTS OF OPERATIONS

   General

         The table set forth below presents selected consolidated financial information of the Company for the three- and nine-month periods ended September 30, 2000 and 1999 on a reported basis, as well as on an operating earnings basis and a cash operating earnings basis. Operating earnings represent reported results of operations adjusted for the effects of certain non-recurring or unusual items. Cash operating earnings represent operating earnings excluding the after-tax impact of amortization of goodwill. The Company believes that operating earnings and cash operating earnings basis information, when taken in conjunction with reported results, provide useful information in evaluating performance on a comparable basis, although neither operating earnings nor cash operating earnings is currently a required basis for reporting financial results under generally accepted accounting principles.

         In arriving at operating earnings for the 2000 periods, reported results were adjusted to exclude the effects of: (i) the $38.1 million Restructuring Charge incurred during the 2000 third quarter in connection with the Expense Reduction Initiative; (ii) other special charges of $5.4 million for the 2000 third quarter and $59.7 million for the first nine months of 2000 recognized in connection with the Hostile Tender Offer and the termination of the Merger; and (iii) a charge of $87.4 million associated with the designation for sale of MBS in connection with the MBS Sales Initiative. On an after-tax basis, these charges totaled $85.9 million and $118.1 million for the three- and nine-month periods ended September 30, 2000, respectively. For the third quarter of 1999, operating earnings were the same as reported net income, as there were no adjustments during that quarter. In arriving at operating earnings for the first nine months of 1999, net income was adjusted to exclude after-tax extraordinary losses on the early extinguishment of debt of $4.1 million ($7.2 million on a pre-tax basis).

                                                                       FOR THE                    FOR THE
                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------------------  -------------------------
                                                                  2000          1999         2000          1999
                                                               -----------   -----------  -----------   -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported Basis:
    Net (loss) income                                           $(16,539)       $61,824     $ 83,177      $177,482
    Diluted (loss) earnings per common share                       (0.16)          0.55         0.74          1.57
    Return on average assets                                           NM %        1.13 %       0.46 %        1.10 %
    Return on average total stockholders' equity                       NM         16.75         7.14         16.39
    Return on average common stockholders' equity                      NM         16.75         6.91         16.39

Operating Earnings Basis:
    Operating earnings                                           $ 69,381       $61,824     $201,270      $181,609
    Diluted operating earnings per common share                      0.59          0.55         1.77          1.61
    Return on average assets                                         1.10 %        1.13 %       1.10 %        1.12 %
    Return on average common stockholders' equity                   17.64         16.75        17.27         16.77
    Return on average total stockholders' equity                    16.09         16.75        16.73         16.77

Cash Operating Earnings Basis:
    Cash operating earnings                                      $ 75,457       $65,744     $220,166      $191,681
    Diluted cash operating earnings per common share                 0.64          0.58         1.94          1.70
    Return on average tangible assets                                1.22 %        1.22 %       1.23 %        1.20 %
    Return on average tangible common stockholders' equity          28.52         22.47        28.47         21.63
    Return on average tangible total stockholders' equity           24.96         22.47        27.13         21.63
-----------
NM - Not meaningful.

         The Company achieved growth in operating earnings of $7.6 million, or 12.2%, for the third quarter of 2000 and $19.7 million, or 10.8%, for the first nine months of 2000, as compared with the corresponding periods of 1999. Diluted operating earnings per common share increased $0.04, or 7.3%, for the third quarter of 2000 from the third quarter of 1999 and $0.16, or 9.9%, for the first nine months of 2000 from the same period one year ago. The increases in operating earnings primarily resulted from higher levels of net interest income and fee income, coupled with reductions in general and administrative expense. The effects of these factors were partially offset by lower net gains on sales activities, largely associated with the Company's mortgage banking activities, higher goodwill amortization, and with respect to the third quarter of 2000 as compared with the third quarter of 1999, a higher level of amortization of mortgage servicing assets. Contributing to the improvements in operating earnings were the effects of internal factors and acquisitions consummated during 1999 (the "1999 Acquisitions"), the most significant of which were the acquisition in October 1999 of KeyBank National Association's Long Island banking franchise, which included 28 branches, the acquisition in August 1999 of Citibank N.A.'s indirect automobile finance business and the acquisition in May 1999 of Lakeview Financial Corp., the then holding company for Lakeview Savings Bank, which operated 11 branches in northern New Jersey.

         Operating earnings rose $2.8 million for the third quarter of 2000 from the immediately preceding quarter. Diluted operating earnings per common share for the third quarter of 2000 declined $0.01 from $0.60 for the second quarter of 2000 due to an increase in weighted average diluted common shares outstanding used to compute diluted operating earnings per common share to 118.4 million shares for the 2000 third quarter from 111.4 million shares for the 2000 second quarter. This increase in shares, which is expected to be temporary, was substantially a result of the Series B Preferred Stock issued to Warburg during the 2000 third quarter. Excluding the effect on weighted average diluted shares outstanding of the Series B Preferred Stock issued to Warburg during the 2000 third quarter, as well as the beneficial impact on the Company's net interest income of the use of the related proceeds, diluted operating earnings per common share were $0.61 for the third quarter of 2000. As previously discussed, the Company, on October 6, 2000, announced a program to repurchase up to approximately 13.6 million shares of Common Stock. This program is intended to ultimately offset the impact on weighted average diluted common shares outstanding of the issuance of Series B Preferred Stock in connection with the Warburg Agreement during both the third and fourth quarters of 2000.

   Net Interest Income

         Net interest income on a taxable-equivalent basis amounted to $157.4 million for the quarter ended September 30, 2000, up $8.1 million, or 5.5%, from the comparable quarter of 1999. For the first nine months of 2000, net interest income on a taxable-equivalent basis was $469.3 million, an increase of $44.5 million, or 10.5%, from the same period one year ago. These increases were driven by growth in average interest-earning assets of $2.9 billion, or 14.7%, for the third quarter of 2000 and $2.4 billion, or 12.2%, for the first nine months of 2000, as compared with the corresponding year ago periods. Net interest income levels for the 2000 periods, as compared with the 1999 periods, were unfavorably affected by compression in the net interest margin. The Company experienced a reduction in its net interest margin to 2.84% for the third quarter of 2000 from 3.07% for the third quarter of 1999, primarily due to an increase in the cost of average interest-bearing liabilities, which outpaced growth in the yield on average interest-earning assets. The net interest margin decreased to 2.89% for the first nine months of 2000 from 2.92% for the first nine months of 1999. This decline was largely the result of an increase in the excess of average interest-bearing liabilities over average interest-earning assets, which more than offset the effects of a higher interest rate spread.

         The yields on average interest-earning assets for the third quarter and first nine months of 2000 increased to 7.85% and 7.68%, respectively, from 7.26% and 7.07% for the three- and nine-month periods ended September 30, 1999, respectively. Contributing significantly to the higher yields were the effects of the Company's continuing strategy to increase the aggregate percentage of its commercial real estate, consumer and business loans (which generally have higher yields than the Company's residential real estate loans) to total loans receivable. The aggregate average balance of commercial real estate, consumer and business loans rose $2.5 billion, or 45.6%, for the third quarter of 2000 and $3.0 billion, or 64.8%, for the first nine months of 2000, as compared with the corresponding periods one year ago, reflecting internal growth and the effects of the 1999 Acquisitions. Such loans represented 49.4% and 47.9% of total average loans receivable for the third quarter and first nine months of 2000, respectively, up from 40.0% and 35.1% for the third quarter and first nine months of 1999, respectively. The higher yields on average interest-earning assets for the 2000 periods were also reflective of the rising interest rate environment.

         The cost of average interest-bearing liabilities rose to 4.93% for the third quarter of 2000 from 4.14% for the same quarter of 1999 and to 4.69% for the first nine months of 2000 from 4.11% for the comparable year ago period. These increases were primarily attributable to sharply higher borrowing costs, but also reflect higher deposit costs and the Company's greater reliance on borrowed funds. The Company's cost of average borrowed funds rose 110 basis points for the third quarter of 2000 and 101 basis points for the first nine months of 2000, as compared with the corresponding periods of 1999. The percentage of average borrowed funds to total average interest-bearing liabilities increased to 39.0% for the third quarter of 2000 from 33.2% for the comparable 1999 quarter and to 36.5% for the first nine months of 2000 from 32.4% for the same period of 1999. The cost of average deposits rose 39 basis points for the third quarter of 2000 and 22 basis points for the first nine months of 2000, as compared with the same periods one year ago. The increases in the cost of average deposits were somewhat limited by growth in the percentage of core deposits (which consist of demand, savings and money market deposits and are generally less costly than the Company's time deposits as well as its borrowed funds) to total deposits. Core deposits represented 54.8% of average total deposits for the third quarter of 2000, as compared with 53.3% for the third quarter of 1999, and 54.3% for the first nine months of 2000, as compared with 52.2% for the first nine months of 1999. The average balance of core deposits increased to $7.7 billion for each of the 2000 periods from $7.1 billion for the third quarter of 1999 and $7.0 billion for the first nine months of 1999.

         The following tables set forth, for the periods indicated, the Company's consolidated average statement of financial condition, net interest income, interest rate spread and net interest margin. Average balances are computed on a daily basis. Non-accrual loans are included in average balances in the table below.

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                    ------------------------------------------------------------------
                                                                 2000                              1999
                                                    --------------------------------  --------------------------------
                                                                            AVERAGE                           AVERAGE
                                                      AVERAGE     INTEREST  YIELD/      AVERAGE     INTEREST  YIELD/
                                                      BALANCE        (1)    COST (1)    BALANCE       (1)     COST (1)
                                                    -----------  ---------- --------  ------------- --------- --------

                                                                        (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans:
          Loans held for sale                        $ 2,176,925  $ 46,956     8.60 %  $ 1,993,022  $ 36,317     7.25 %
          Loans receivable:
              Residential real estate                  8,075,310   146,220     7.24      8,139,999   141,951     6.98
              Commercial real estate                   3,911,865    82,569     8.43      3,091,855    61,507     7.95
              Consumer                                 2,873,719    61,147     8.49      1,883,661    39,370     8.33
              Business                                 1,108,100    25,540     9.16        446,755     9,028     8.03
                                                    ------------- ---------           ------------- ---------
                  Total loans receivable              15,968,994   315,476     7.89     13,562,270   251,856     7.42
                                                    ------------- ---------           ------------- ---------
                  Total loans                         18,145,919   362,432     7.98     15,555,292   288,173     7.40
                                                    ------------- ---------           ------------- ---------
      Securities:
          MBS                                          3,666,698    67,200     7.33      3,445,553    57,427     6.67
          Other                                          799,670    15,017     7.50        694,508    12,720     7.30
                                                    ------------- ---------           ------------- --------
                  Total securities                     4,466,368    82,217     7.36      4,140,061    70,147     6.77
                                                    ------------- ---------           ------------- ---------
      Money market investments                            13,542       212     6.23         37,321       496     5.27
                                                    ------------- ---------           ------------- ---------
                  Total interest-earning assets       22,625,829   444,861     7.85     19,732,674   358,816     7.26
                                                    ------------- ---------           ------------- ---------
  Other assets                                         2,565,758                         2,081,486
                                                    -------------                     -------------
  Total assets                                       $25,191,587                       $21,814,160
                                                    =============                     =============

  LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Core:
              Demand                                 $ 2,198,487  $  1,898     0.34 %  $ 1,861,922     1,747     0.37 %
              Savings                                  2,323,481    12,637     2.16      2,434,130    14,021     2.29
              Money  market                            3,166,359    35,179     4.42      2,808,704    26,706     3.77
                                                    ------------- ---------           ------------- ---------
                  Total core                           7,688,327    49,714     2.57      7,104,756    42,474     2.37
                                                    ------------- ---------           ------------- ---------
          Time                                         6,345,445    88,015     5.52      6,221,741    75,284     4.80
                                                    ------------- ---------           ------------- ---------
                  Total deposits                      14,033,772   137,729     3.90     13,326,497   117,758     3.51
                                                    ------------- ---------           ------------- ---------
      Borrowed funds:
          Federal funds purchased and
              securities sold under
              agreements to repurchase                 3,900,374    65,463     6.57      3,065,805    40,552     5.18
          Other short-term borrowings                  3,810,397    61,872     6.35      2,262,137    30,380     5.26
          Other                                        1,259,018    22,349     7.02      1,290,524    20,821     6.38
                                                    ------------- ---------           ------------- ---------
              Total borrowed funds                     8,969,789   149,684     6.54      6,618,466    91,753     5.44
                                                    ------------- ---------           ------------- ---------
              Total interest-bearing liabilitie       23,003,561   287,413     4.93     19,944,963   209,511     4.14
                                                    ------------- ---------           ------------- ---------
  Other liabilities                                      463,419                           392,605
  Stockholders' equity                                 1,724,607                         1,476,592
                                                    -------------                     -------------
  Total liabilities and stockholders' equity         $25,191,587                       $21,814,160
                                                    =============                     =============
  Net interest income                                             $157,448                          $149,305
                                                                  =========                         =========
  Interest rate spread                                                         2.92 %                            3.12 %
  Net interest margin                                                          2.84                              3.07

  -----------
  (1) Interest income and yields are presented on a taxable-equivalent basis, assuming a federal income tax rate of 35% and applicable state and local income tax rates.

                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------------------------------------
                                                                      2000                                    1999
                                                     --------------------------------------    ------------------------------------
                                                                                  AVERAGE                                  AVERAGE
                                                      AVERAGE        INTEREST      YIELD/        AVERAGE       INTEREST     YIELD/
                                                      BALANCE           (1)       COST (1)       BALANCE         (1)       COST (1)
                                                    -----------     ----------  -----------    -----------    ----------   --------
                                                                                  (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans:
          Loans held for sale                       $ 1,760,650     $  110,552      8.38 %     $ 2,593,808    $  134,229     6.91 %
          Loans receivable:
              Residential real estate                 8,163,238        438,816      7.17         8,426,627       434,109     6.87
              Commercial real estate                  3,715,539        227,494      8.17         2,853,657       165,182     7.72
              Consumer                                2,707,831        170,902      8.42         1,348,071        81,066     8.03
              Business                                1,087,189         72,414      8.88           355,692        21,082     7.92
                                                    -----------     ----------                 -----------    ----------
                  Total loans receivable             15,673,797        909,626      7.74        12,984,047       701,439     7.20
                                                    -----------     ----------                 -----------    ----------
                  Total loans                        17,434,447      1,020,178      7.80        15,577,855       835,668     7.16
                                                    -----------     ----------                 -----------    ----------
      Securities:
          MBS                                         3,638,537        195,713      7.17         3,181,643       158,870     6.66
          Other                                         772,198         42,709      7.38           694,619        37,760     7.26
                                                    -----------     ----------                 -----------    ----------
                  Total securities                    4,410,735        238,422      7.21         3,876,262       196,630     6.77
                                                    -----------     ----------                 -----------    ----------
      Money market investments                           15,586            661      5.66            31,846         1,272     5.33
                                                    -----------     ----------                 -----------    ----------
                  Total interest-earning assets      21,860,768      1,259,261      7.68        19,485,963     1,033,570     7.07
                                                    -----------     ----------                 -----------    ----------
  Other assets                                        2,512,257                                  2,059,849
                                                    -----------                                -----------
  Total assets                                      $24,373,025                                $21,545,812
                                                    ===========                                ===========
  LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Core:
              Demand                                $ 2,128,466     $    5,576      0.35 %     $ 1,835,525         5,422     0.39 %
              Savings                                 2,348,853         38,059      2.16         2,334,055        38,199     2.19
              Money  market                           3,218,565        101,031      4.19         2,786,212        77,855     3.74
                                                    -----------     ----------                 -----------    ----------
                  Total core                          7,695,884        144,666      2.51         6,955,792       121,476     2.33
                                                    -----------     ----------                 -----------    ----------
          Time                                        6,478,120        255,825      5.28         6,366,519       232,635     4.89
                                                    -----------     ----------                 -----------    ----------
                  Total deposits                     14,174,004        400,491      3.77        13,322,311       354,111     3.55
                                                    -----------     ----------                 -----------    ----------
      Borrowed funds:
          Federal funds purchased and
             securities sold under agreements
             to repurchase                            3,547,070        168,483      6.24         3,100,355       116,507     4.96
          Other short-term borrowings                 3,319,496        153,695      6.08         2,216,090        86,100     5.12
          Other                                       1,293,838         67,324      6.89         1,061,273        52,036     6.50
                                                    -----------     ----------                 -----------    ----------
                  Total borrowed funds                8,160,404        389,502      6.28         6,377,718       254,643     5.27
                                                    -----------     ----------                 -----------    ----------
                  Total interest-bearing
                      liabilities                    22,334,408        789,993      4.69        19,700,029       608,754     4.11
                                                    -----------     ----------                 -----------    ----------
  Other liabilities                                     434,209                                    401,863
  Stockholders' equity                                1,604,408                                  1,443,920
                                                    -----------                                -----------
  Total liabilities and stockholders' equity        $24,373,025                                $21,545,812
                                                    ===========                                ===========
  Net interest income                                               $  469,268                                $  424,816
                                                                    ==========                                ==========
  Interest rate spread                                                              2.99 %                                   2.96 %
  Net interest margin                                                               2.89                                     2.92

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

                                             FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30, 2000 VERSUS 1999         SEPTEMBER 30, 2000 VERSUS 1999
                                        -------------------------------------  -------------------------------------
                                                INCREASE (DECREASE)                    INCREASE (DECREASE)
                                        -------------------------------------  -------------------------------------
                                          DUE TO       DUE TO                    DUE TO       DUE TO
                                          VOLUME        RATE        TOTAL        VOLUME        RATE        TOTAL
                                        ------------ -----------  -----------  -----------  -----------  -----------
                                                                      (IN THOUSANDS)
Interest income:
    Total loans                             $50,546    $ 23,713      $74,259     $104,729      $79,781     $184,510
    Total securities                          5,757       6,313       12,070       28,317       13,475       41,792
    Money market investments                  (360)          76        (284)        (685)           74        (611)
                                        ------------ -----------  -----------  -----------  -----------  -----------
        Total interest income                55,943      30,102       86,045      132,361       93,330      225,691
                                        ------------ -----------  -----------  -----------  -----------  -----------

Interest expense:
    Total deposits                            6,474      13,497       19,971       23,357       23,023       46,380
    Total borrowed funds                     36,817      21,114       57,931       79,364       55,495      134,859
                                        ------------ -----------  -----------  -----------  -----------  -----------
        Total interest expense               43,291      34,611       77,902      102,721       78,518      181,239
                                        ------------ -----------  -----------  -----------  -----------  -----------
Net interest income                         $12,652    $(4,509)      $ 8,143     $ 29,640      $14,812     $ 44,452
                                        ============ ===========  ===========  ===========  ===========  ===========


    Provision for Loan Losses

         The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk"), amounted to $7.0 million for the third quarter of 2000, unchanged from the 1999 third quarter, and $21.0 million for the first nine months of 2000, down from $22.5 million for the first nine months of 1999. Net loan charge-offs were $3.8 million for the quarter ended September 30, 2000, as compared with $3.6 million for the third quarter of 1999, and $14.6 million for the first nine months of 2000, as compared with $7.8 million for the first nine months of 1999.

    Non-Interest Income

          General. Non-interest income on a reported basis was $52.5 million for the quarter ended September 30, 2000 and $319.0 million for the first nine months of 2000. Non-interest income on an operating earnings basis for the third quarter and first nine months of 2000 (which excludes the loss of $87.4 million associated with the MBS Sales Initiative) was $139.9 million and $406.5 million, respectively. In comparison, non-interest income was $133.9 million for the third quarter of 1999 and $435.6 million for the first nine months of 1999. (There were no operating earnings adjustments associated with non-interest income during the 1999 periods.) On an operating earnings basis, the changes in the 2000 periods, as compared with the 1999 periods, reflect the net effect of growth in fee income and lower net gains on sales activities. On an operating earnings basis, non-interest income represented 47.2% of total revenue (net interest income plus non-interest income) for the third quarter of 2000, as compared with 47.3% for the third quarter of 1999, and 46.5% for the first nine months of 2000, as compared with 50.6% for the first nine months of 1999.

         Loan Servicing and Production Fees. Loan servicing and production fees amounted to $73.2 million for the third quarter of 2000, an increase of $5.8 million, or 8.6%, from the corresponding quarter of 1999. For the first nine months of 2000, loan servicing and production fees were $211.3 million, up $12.3 million, or 6.2%, from the same period one year ago.

         Loan servicing fees rose to $54.3 million and $162.0 million for the third quarter and first nine months of 2000, respectively, from $48.6 million and $136.8 million for the third quarter and first nine months of 1999, respectively. These increases were largely attributable to growth in the average balances of the loan servicing portfolio. At September 30, 2000, the Company's portfolio of mortgage loans serviced for others (excluding loans being subserviced by the Company) amounted to $39.8 billion, up $2.7 billion from December 31, 1999 and $3.3 billion from one year earlier. This portfolio consists substantially of residential real estate loans, the underlying weighted average coupon rates of which were 7.37%, 7.25% and 7.20% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Loans subserviced by the Company totaled $2.8 billion at September 30, 2000, as compared with $1.3 billion at December 31, 1999 and $4.2 billion at September 30, 1999.

         Pursuant to an agreement with PNC Mortgage Corp. of America ("PNC Mortgage"), the Company (subject to the limitation set forth below) sells to PNC Mortgage the servicing rights to substantially all conforming conventional fixed-rate residential real estate loans sold into the secondary market by the Company. Under this agreement, which is in effect until July 31, 2000, the maximum unpaid principal balances of the loans related to the servicing rights to be sold to PNC Mortgage will be limited to $3.5 billion per quarter, unless the Company and PNC Mortgage agree to a higher amount.

         Loan production fees for the third quarter of 2000 of $19.0 million were up $0.2 million from the same quarter one year ago as a result of an increase in residential real estate loan production to $5.6 billion for the 2000 quarter from $5.0 billion for the 1999 quarter. Loan production fees declined to $49.3 million for the first nine months of 2000 from $62.3 million for the first nine months of 1999. This decline was driven by a reduction in residential real estate loan production to $13.7 billion for the first nine months of 2000 from $18.5 billion for the comparable 1999 period, largely due to the significantly lower level of loan refinancing activity during the first six months of 2000 as compared with the first six months of 1999.

         Banking Service Fees. Banking service fees for the third quarter of 2000 amounted to $16.7 million, up 27.9% from $13.1 million for the third quarter of 1999. For the first nine months of 2000, banking service fees totaled $48.6 million, an increase of 31.8% from $36.9 million for the corresponding period of 1999. These increases reflect higher transaction levels, primarily as a result of the 1999 Acquisitions, together with changes in the Company's fee structure.

         Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees increased to $10.2 million for the 2000 third quarter from $8.9 million for the comparable 1999 quarter and to $32.0 million for the first nine months of 2000 from $27.6 million for the same period one year ago. These increases reflect growth in fees from securities brokerage activities of $1.3 million, or 22.2 %, for the third quarter of 2000 and $4.6 million, or 27.1%, for the first nine months of 2000, as compared with the corresponding 1999 periods, resulting from, among other factors, the 1999 Acquisitions and a generally more favorable interest rate environment for sales of annuity products. Fees from insurance activities for the 2000 periods were down slightly from the 1999 periods.

         Loss Upon Designation for Sale of MBS. The Company recorded an other than temporary impairment in value loss of $87.4 million during the third quarter of 2000 upon the designation for sale of $1.8 billion of MBS in connection with the MBS Sales Initiative.

         Net Gains on Sales Activities. The Company recognized net gains on sales activities of $36.0 million for the three months ended September 30, 2000, down 14.5% from $42.1 million for the same quarter one year ago. Net gains on sales activities for the first nine months of 2000 were $103.2 million, a decline of 37.1% from $164.1 million for the comparable prior year period. These declines were principally associated with loans held for sale in connection with the Company's mortgage banking activities. Sales of loans held for sale during the three months and nine months ended September 30, 2000 amounted to $5.0 billion and $11.9 billion, respectively, as compared with $5.1 billion and $19.0 billion for the three months and nine months ended September 30, 1999, respectively.

         Other. Other non-interest income increased to $3.8 million for the quarter ended September 30, 2000 from $2.4 million for the third quarter of 1999 and to $11.3 million for the first nine months of 2000 from $8.0 million for the first nine months of 1999. These increases were substantially associated with higher revenue from the Company's bank-owned life insurance program.

   Non-Interest Expense

         General. Non-interest expense amounted to $226.5 million and $638.0 million for the third quarter and first nine months of 2000, respectively. Excluding the restructuring and other special charges recognized during the 2000 periods, non-interest expense was $182.9 million for the third quarter of 2000, up 2.6% from $178.3 million for the third quarter of 1999, and $540.3 million for the first nine months of 2000, down 1.7% from $549.8 million for the first nine months of 1999.

         General and Administrative Expense. General and administrative expense totaled $142.0 million for the third quarter of 2000, a decline of $4.1 million, or 2.8%, from the same quarter one year ago. For the first nine months of 2000, general and administrative expense was $422.3 million, down $23.0 million, or 5.2%, from the comparable year-ago period. These reductions were principally due to lower mortgage banking-related expenses, largely as a result of actions taken during 1999 in response to a slowing of related activities, productivity and efficiency improvements, expense control initiatives and the elimination of expenses associated with the Company's plan to prepare its computer systems for the year 2000 (the "Year 2000 Plan"), the effects of which more than offset additional expenses related to the 1999 Acquisitions.

         Compensation and employee benefits expense totaled $77.2 million for the third quarter of 2000 and $228.7 million for the first nine months of 2000, down slightly from $77.5 million and $229.2 million for the three months and nine months ended September 30, 1999, respectively. The expense levels for the 2000 periods were relatively unchanged from the 1999 periods as a result of the net effect of numerous factors, the most significant of which were staff additions associated with the 1999 Acquisitions and reductions in the level of employees in the Company's mortgage banking operations. At September 30, 2000, the Company's full-time equivalent employee complement was 6,560, down from 6,928 at December 31, 1999 and 7,100 at September 30, 1999.

         Occupancy and equipment expense amounted to $28.0 million for the third quarter of 2000, an increase of $2.1 million from the comparable prior year quarter. For the first nine months of 2000, occupancy and equipment expense was $83.7 million, or $7.1 million higher than the same period one year ago. Contributing significantly to the higher expense levels were the 1999 Acquisitions, the effects of which were offset, in part, by reduced expenses associated with the Company's mortgage banking operations.

         Other G&A expense declined to $36.8 million for the third quarter of 2000 from $42.7 million for the same quarter one year ago and to $110.0 million for the first nine months of 2000 from $139.6 million for the comparable period of 1999. A variety of factors contributed to these declines, which occurred despite the effects of the 1999 Acquisitions, including lower expenses incurred by the Company's mortgage banking operations, decreases in marketing and consulting and professional fees, as well as Year 2000 Plan expenses incurred during the first nine months of 2000.

         Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $32.6 million for the third quarter of 2000, up $4.7 million from the third quarter of 1999, substantially as a result of growth in the average balance of mortgage servicing assets. Amortization of mortgage servicing assets declined to $92.9 million for the first nine months of 2000 from $93.8 million for the comparable period of 1999. This decline was attributable to a slowing of prepayment speeds of the loans underlying the mortgage servicing assets portfolio in response to the comparatively higher interest rate environment during the 2000 period, the impact of which was largely offset by a higher average balance of mortgage servicing assets.

         At September 30, 2000, the Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $980.2 million and an estimated fair value of $1,010.2 million. At December 31, 1999 and September 30, 1999, the carrying value of mortgage servicing assets amounted to $980.9 million and $938.2 million, respectively.

         Amortization of Goodwill. Amortization of goodwill was $8.3 million for the third quarter of 2000, up $4.1 million from the same quarter in 1999. For the first nine months of 2000, amortization of goodwill amounted to $25.0 million, or $14.4 million higher than in the comparable prior year period. These increases were associated with the 1999 Acquisitions.

         Restructuring and Other Special Charges. During the third quarter of 2000, the Company recorded the Restructuring Charge of $38.1 million in connection with the Expense Reduction Initiative. For further information regarding the Restructuring Charge and the Expense Reduction Initiative, see "Strategic Actions" and Note 5 of Notes to Consolidated Financial Statements.

         Other special charges recognized by the Company during the third quarter and first nine months of 2000 amounted to $5.4 million and $59.7 million, respectively, and were associated with the Hostile Tender Offer and the termination of the Merger. For the first nine months of 2000, these charges included: (i) $17.4 million of legal, advisory and proxy solicitation expenses incurred in defending against the Hostile Tender Offer; (ii) $14.4 million related to the accelerated vesting of restricted Common Stock triggered by the Hostile Tender Offer; (iii) $15.0 million associated with the minimum fee to be paid by the Holding Company to Hudson pursuant to the Merger Termination Agreement; and (iv) $12.9 million of legal, advisory, integration and other expenses incurred in connection with the terminated Merger.

         Although the Hostile Tender Offer expired on September 29, 2000, North Fork has publicly indicated that it will attempt to replace two-thirds of the Board at the Holding Company's 2001 annual meeting of stockholders (the "2001 Annual Meeting"). Further, the Company is involved in various litigation regarding the Hostile Tender Offer and related matters (see Part II, Item 1, "Legal Proceedings"). In connection therewith, the Company expects to incur additional expenses, although the level of such expenses cannot currently be predicted.

         Pursuant to the terms of the Merger Termination Agreement, the Holding Company has agreed to pay Hudson the Subsequent Transaction Fee of $50.0 million to $92.0 million if certain events occur before October 28, 2001, including if the Holding Company is acquired by, merges with, or sells a substantial amount of its assets to another company. The Merger Termination Agreement also provides for the payment of the Subsidiary Transaction Fee of $30.0 million by the Holding Company to Hudson if the Holding Company sells a significant subsidiary before the same date. Any Subsidiary Transaction Fee paid will be deducted from any Subsequent Transaction Fee payment due. If none of these circumstances occurs before October 28, 2001, the Merger Termination Agreement provides for a $15.0 million payment by the Holding Company to Hudson.

   Income Tax (Benefit) Expense

         The Company recognized an income tax benefit of $7.7 million for the third quarter of 2000, as compared with income tax expense of $36.0 million for the third quarter of 1999. For the first nine months of 2000, the Company recognized income tax expense of $44.4 million, as compared with $106.4 million for the comparable prior year period. On a reported basis, the Company's effective income tax rates were 31.8% and 34.8% for the three- and nine-month periods ended September 30, 2000, respectively, whereas, on an operating earnings basis, such rates were 35.0% and 35.7%, respectively. The Company's effective income tax rates, on both a reported basis and an operating earnings basis, were 36.8% and 36.9% for the three- and nine-month periods ended September 30, 1999, respectively. The Company currently expects its effective income tax rate on an operating earnings basis to be 35.0% for the fourth quarter of 2000.

   Extraordinary Items

         During the first nine months of 1999, the Company recognized after-tax extraordinary losses of $4.1 million on the early extinguishment of $110.0 million of debt. These losses, which totaled $7.2 million on a pre-tax basis, were all incurred during the first quarter of 1999.

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

         The following table sets forth certain information regarding the Company's business segments (dollars in thousands):

                                                                                               TOTAL
                                 RETAIL        COMMERCIAL      MORTGAGE      INVESTMENT      REPORTABLE    RECONCILING
                                 BANKING        BANKING        BANKING       PORTFOLIO        SEGMENTS         ITEMS      TOTAL
                              --------------  -------------  -------------  -------------  --------------  ----------- ------------
For the three months ended
September 30, 2000:
    Operating revenue (1)       $   134,362     $   38,063     $  121,042     $   15,391     $   308,858     $(19,190)  $   289,668
    Operating earnings               44,239         16,559         11,937          9,198          81,933      (12,552)       69,381
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments            54.0 %         20.2 %         14.6 %         11.2 %         100.0 %

For the three months ended
September 30, 1999:
    Operating revenue (1)       $   115,695     $   28,945     $  125,314     $    9,739     $   279,693     $ (3,558)  $   276,135
    Operating earnings               36,924         13,113          8,721          5,258          64,016       (2,192)       61,824
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments            57.7 %         20.5 %         13.6 %          8.2 %         100.0 %

For the nine months ended
September 30, 2000:
    Operating revenue (1)       $   398,761     $  108,525     $  339,631     $   42,873     $   889,790     $(36,717)  $   853,073
    Operating earnings              127,789         46,245         27,151         25,491         226,676      (25,406)      201,270
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments            56.4 %         20.4 %         12.0 %         11.2 %         100.0 %

For the nine months ended
September 30, 1999:
    Operating revenue (1)       $   323,552     $   80,448     $  428,720     $   27,753     $   860,473     $(22,717)  $   837,756
    Operating earnings               98,852         36,272         44,552         14,727         194,403      (12,794)      181,609
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments            50.8 %         18.7 %         22.9 %          7.6 %         100.0 %

Assets at:
    September 30, 2000          $11,110,249     $5,114,592     $4,178,006     $4,187,871     $24,590,718     $641,624   $25,232,342
    September 30, 1999           10,526,841      3,722,076      3,376,423      4,441,231      22,066,571      534,580    22,601,151

-----------
(1) Operating revenue reflects net interest income after provision for loan losses plus non-interest income.

         The following table sets forth reconciliations of operating earnings to reported net (loss) income for the periods indicated (in thousands):

                                                                             FOR THE                 FOR THE
                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                      ----------------------- ----------------------
                                                                         2000        1999        2000       1999
                                                                      ----------- ----------- ----------- ----------
Operating earnings                                                     $  69,381    $ 61,824   $ 201,270   $181,609
Items not included in operating earnings:
    Loss upon designation for sale of MBS                               (87,441)          --    (87,441)         --
    Restructuring and other special charges                             (43,537)          --    (97,792)         --
    Tax benefits on above items                                           45,058          --      67,140         --
    Extraordinary losses on early extinguishment of debt,
        net of tax benefits of $3,044                                         --          --          --    (4,127)
                                                                      ----------- ----------- ----------- ----------
Reported net (loss) income                                             $(16,539)    $ 61,824   $  83,177   $177,482
                                                                      =========== =========== =========== ==========


         For each of the three- and nine-month periods ended September 30, 2000, total operating revenue was $87.4 million higher than total reported revenue as a result of the exclusion from total operating revenue of the loss upon designation for sale of MBS. For the three- and nine-month periods ended September 30, 1999, total operating revenue was equal to total reported revenue.

         The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and a portfolio of residential real estate loans receivable. For the third quarter of 2000, the Retail Banking segment's operating earnings were $44.2 million, an increase of $7.3 million, or 19.8%, as compared with the same quarter of 1999. For the nine months ended September 30, 2000, the Retail Banking segment had operating earnings of $127.8 million, up $28.9 million, or 29.3%, from the comparable period of 1999. The operating earnings increases for this segment were principally due to higher net interest income, which was driven by growth in average consumer loans receivable, coupled with higher levels of fee income. These improvements principally reflect the impact of the 1999 Acquisitions and internal growth.

         The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. The operating earnings generated by the Commercial Banking segment were $16.6 million for the third quarter of 2000, up 26.3% from $13.1 million for the comparable prior year quarter, and $46.2 million for the first nine months of 2000, up 27.5% from $36.3 million for the same period one year ago. These increases largely reflect internally generated growth in commercial real estate and business lending, coupled with benefits associated with the 1999 Acquisitions.

         The Mortgage Banking segment's activities include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for the Company and others. The Mortgage Banking segment had operating earnings of $11.9 million for the third quarter of 2000, an increase of $3.2 million, or 36.9%, from the third quarter of 1999. This increase largely reflects lower general and administrative expense. For the first nine months of 2000, the Mortgage Banking segment's operating earnings were $27.2 million, down $17.4 million, or 39.1%, from the corresponding year ago period. This decline mainly reflects reduced loan production and loan sales activities, the effects of which were partially offset by growth in the loan servicing portfolio and lower non-interest expense.

         The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes. The operating earnings for this segment amounted to $9.2 million for the third quarter of 2000, up $3.9 million from the comparable quarter of 1999. For the first nine months of 2000, the Investment Portfolio segment had operating earnings of $25.5 million, an increase of $10.8 million from the same period of 1999. These increases resulted primarily from higher levels of net interest income and favorable changes in results from security sales. The increases in net interest income were driven by growth in average balances of securities available for sale, particularly MBS, coupled with higher security yields.

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

         Interest Rate Risk-Management Instruments. The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At September 30, 2000, the Company used the following derivative financial instruments in its efforts to reduce its repricing risk:
(i) interest rate swaps, where, based on the notional amount of the related agreement, the Company makes fixed-rate payments and receives variable-rate payments, all of which are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate caps, where, in exchange for the payment of a premium, the Company receives the excess of a designated market interest rate (one-month LIBOR or the Bond Market Association municipal bond index) over a specified strike rate, as applied to the notional amount of the related agreement; (iii) interest rate cap corridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the notional amount of the related agreement; (iv) interest rate futures, where the Company pays any increase, or receives any decrease, in the market value of the underlying financial instrument; and (v) short sales of MBS. In addition, the Company, in connection with its issuance of time deposits with various call features, has entered into pay variable (based on three-month LIBOR)/receive fixed interest rate swaps with matching call features that, considered together with the related time deposits, results in short-term repricing liabilities. The Company uses these time deposits to replace short-term repricing wholesale funds.

         The following table sets forth the derivative financial instruments used by the Company at September 30, 2000 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):

                                                                                               WEIGHTED AVERAGE
                                                                                ESTIMATED   ------------------------
                                                                    NOTIONAL       FAIR        RATE        RATE
                                                                     AMOUNT       VALUE      PAYABLE    RECEIVABLE
                                                                   ------------ ----------- ----------- ------------
Pay fixed/receive variable interest rate swaps hedging:
        Securities available for sale (1)                           $  728,315    $(9,969)       7.03%        6.66%
        Loans receivable (1)                                         1,779,364      15,598        6.41         6.63
        Short-term borrowings (1)                                    1,173,952     (1,106)        6.48         6.67
Pay variable/receive fixed interest rate swaps hedging:
        Time deposits (1)                                               85,000       (109)        6.53         7.93
Pay fixed/receive variable forward-starting interest rate
    swaps hedging:
        Securities available for sale (2)                              220,000     (1,363)          --           --
Interest rate caps hedging:
        Loans receivable (3)                                            87,846          88          --           --
Interest rate cap corridors hedging:
        Securities available for sale (4)                               59,810       2,587          --           --
        Loans receivable (5)                                           297,160      12,117          --           --
Interest rate futures hedging:
        Securities available for sale                                  117,000          --          --           --
        Loans receivable                                                93,300          --          --           --
Short sales hedging:
        Securities available for sale                                  758,000     (3,144)          --           --
                                                                   ------------ -----------
                                                                    $5,399,747    $ 14,699
                                                                   ============ ===========

----------
(1) Variable rates are presented on the basis of rates in effect at September 30, 2000; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) The accrual of interest does not begin until the fourth quarter of 2000. The weighted average fixed rate payable will be 6.92% and the variable rates receivable will be tied to either one- or three-month LIBOR.

(3)  The weighted average strike rate was 6.97%.

(4) The weighted average strike rate was 5.16% and the weighted average maximum rate was 6.28%.

(5) The weighted average strike rate was 5.15% and the weighted average maximum rate was 6.26%.



         Mortgage Banking Risk-Management Instruments. At September 30, 2000, the Company used the following derivative financial instruments to protect against the adverse impact on the value of the Company's mortgage servicing assets of substantial declines in long-term interest rates and the consequent increase in mortgage prepayment rates: (i) interest rate floors, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over a designated market interest rate (generally constant maturity Treasury or swap indices), as applied to the notional amount of the related agreement; (ii) interest rate swaps, where the Company receives a fixed rate and pays a variable rate tied to one- or three-month LIBOR; (iii) interest rate swaptions, where, in exchange for the payment of a premium to the counterparty, the Company, at a future date, has the right to enter into interest rate swap agreements; and (iv) principal-only swaps, where the Company: (a) receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR as applied to the notional amount of the agreement; and (b) pays or receives changes in the market value of the underlying principal-only security.

         Two major classes of derivative financial instruments were used by the Company at September 30, 2000 to hedge the risk in its loans held for sale and related commitment pipeline. To the extent that the Company estimates that it will have loans to sell, the Company sells loans into the forward MBS market. Such short sales are similar in composition as to term and coupon with the loans held in, or expected to be funded into, the loans held for sale portfolio. In addition, because the amount of loans that the Company will fund, as compared with the total amount of loans that it has committed to fund, is uncertain, the Company purchased put options on MBS and interest rate futures.

         The following table sets forth the derivative financial instruments used by the Company at September 30, 2000 in connection with its mortgage banking activities, segregated by the activities that they hedge (dollars in thousands):

                                                                                                WEIGHTED AVERAGE
                                                                                            ------------------------
                                                                                 ESTIMATED    VARIABLE-  FIXED-RATE
                                                                    NOTIONAL       FAIR         RATE
                                                                     AMOUNT       VALUE        PAYABLE   RECEIVABLE
                                                                   ------------ ----------- ------------ -----------
Interest rate floors hedging mortgage servicing assets (1)          $2,885,000   $  18,717         -- %        -- %
Interest rate swaps hedging mortgage servicing assets (2)              637,000    (27,300)         6.62        5.97
Interest rate swaptions hedging mortgage servicing assets (3)        1,000,000      17,236           --          --
Principal-only swaps hedging mortgage servicing assets (2)              76,023       1,502         6.79          --
Forward contracts hedging loans held for sale                        2,909,243    (18,355)           --          --
Put options purchased hedging loans held for sale                        3,000          --           --          --
                                                                   ------------ -----------
Total                                                               $7,510,266   $ (8,200)
                                                                   ============ ===========


---------------
(1)  The weighted average strike rate was 5.80%.

(2) Variable rates payable are presented on the basis of rates in effect at September 30, 2000; however, actual repricings will be based on the applicable interest rates in effect at the actual repricing dates.

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

         The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at September 30, 2000. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                                           PROJECTED REPRICING
                                                                  --------------------------------------
                                                                                 OVER ONE
                                                                                 THROUGH        OVER
                                                                   ONE YEAR       THREE         THREE
                                                                   OR LESS        YEARS         YEARS         TOTAL
                                                                  -----------   -----------   ----------    ----------
                                                                                 (DOLLARS IN MILLIONS)
Total interest-earning assets                                        $10,409      $  4,403     $  7,415       $22,227
Total interest-bearing liabilities                                    14,902         3,769        4,290        22,961
                                                                  -----------   -----------   ----------    ----------
Periodic gap before impact of derivative financial instruments       (4,493)           634        3,125         (734)
Impact of derivative financial instruments                             4,113       (1,117)      (2,996)            --
                                                                  -----------   -----------   ----------    ----------
Periodic gap                                                         $ (380)      $  (483)     $    129       $ (734)
                                                                  ===========   ===========   ==========    ==========

Cumulative gap                                                       $ (380)      $  (863)     $  (734)
                                                                  ===========   ===========   ==========
Cumulative gap as a percentage of total assets                         (1.5) %       (3.4) %      (2.9) %

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

         The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):

                                                       SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                                           2000            1999           1999
                                                       -------------   -------------  --------------
             Non-accrual loans:
                 Residential real estate                    $44,537         $51,293         $54,477
                 Commercial real estate                       3,484           5,208           3,452
                 Consumer                                     9,924          10,424          12,596
                 Business                                    16,013           2,437             290
                                                       -------------   -------------  --------------
                     Total non-accrual loans                 73,958          69,362          70,815
                                                       -------------   -------------  --------------
             Other real estate owned, net:
                 Residential real estate                     16,176           9,978           8,655
                 Commercial real estate                       1,388           6,963          12,154
                 Allowance for losses                         (233)           (250)           (812)
                                                       -------------   -------------  --------------
                     Total other real estate owned,
                       net                                   17,331          16,691          19,997
                                                       -------------   -------------  --------------
             Total non-performing assets                    $91,289         $86,053         $90,812
                                                       =============   =============  ==============

             Non-performing assets to total assets             0.36 %          0.36 %          0.40 %
             Non-accrual loans to loans receivable             0.46            0.46            0.50

         The Company continues to expand its lending activities and product mix. The Company intends to continue to monitor closely the effects of these efforts on the overall risk profile of its loans receivable portfolio, which the Company expects will continue to change over time.

         The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at September 30, 2000, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                                                            DELINQUENCY PERIOD
                                                                     ---------------------------------
                                                                      30 - 59    60 - 89
                                                                       DAYS        DAYS       TOTAL
                                                                     ---------- ----------- ----------
             Residential real estate                                   $23,558     $ 9,790    $33,348
             Commercial real estate                                        458          24        482
             Consumer                                                   23,846       5,820     29,666
             Business                                                    2,221       1,286      3,507
                                                                     ---------- ----------- ----------
             Total                                                     $50,083     $16,920    $67,003
                                                                     ========== =========== ==========

         The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                                               FOR THE                FOR THE
                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                        ---------------------- -----------------------
                                                          2000        1999        2000        1999
                                                        ----------  ---------- ----------- -----------
             Balance at beginning of period              $143,432    $121,381    $140,296    $105,081
             Provision for loan losses                      7,000       7,000      21,000      22,500
             Additions due to acquisitions                     --      12,300          --      17,265
             Loan charge-offs:
                 Residential real estate                  (1,858)     (3,053)     (9,956)     (9,865)
                 Commercial real estate                     (143)       (586)       (175)     (1,215)
                 Consumer                                 (2,363)     (2,154)     (8,147)     (3,706)
                 Business                                   (848)        (28)       (973)        (72)
                                                        ----------  ---------- ----------- -----------
                         Total loan charge-offs           (5,212)     (5,821)    (19,251)    (14,858)
                                                        ----------  ---------- ----------- -----------
             Loan recoveries:
                 Residential real estate                      356         765       1,135       2,162
                 Commercial real estate                       200         709         821       3,363
                 Consumer                                     877         721       2,640       1,540
                 Business                                       2          22          14          24
                                                        ----------  ---------- ----------- -----------
                         Total loan recoveries              1,435       2,217       4,610       7,089
                                                        ----------  ---------- ----------- -----------
                             Net loan charge-offs         (3,777)     (3,604)    (14,641)     (7,769)
                                                        ----------  ---------- ----------- -----------
             Balance at end of period                    $146,655    $137,077    $146,655    $137,077
                                                        ==========  ========== =========== ===========


         On an annualized basis, net loan charge-offs represented 0.09% of average loans receivable for the third quarter of 2000, as compared with 0.11% for the third quarter of 1999, and 0.12% for the first nine months of 2000, as compared with 0.08% for the first nine months of 1999.

         The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:

                                                                SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                                                    2000          1999           1999
                                                                ------------- -------------- -------------
             Allowance for loan losses to:
                 Loans receivable                                      0.91%          0.92%         0.96%
                 Non-accrual loans                                    198.29         202.27        193.57

         Of the $2.9 billion carrying value of the Company's MBS available for sale portfolio at September 30, 2000, $2.1 billion were issued by entities other than the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"). These privately-issued MBS, which have generally been underwritten by large investment banking firms, are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA.

         The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company's credit risk associated with its use of derivative financial instruments amounted to $34.5 million at September 30, 2000 and $73.9 million at December 31, 1999. There were no past due amounts related to the Company's derivative financial instruments at September 30, 2000 or December 31, 1999.

FINANCIAL CONDITION

   General

         The Company's total assets amounted to $25.2 billion at September 30, 2000, up $1.3 billion, or 5.5%, from December 31, 1999. This increase was driven by growth in loans receivable and loans held for sale, the impact of which was partially offset by a reduction in securities available for sale.

   Securities Available for Sale

         Securities available for sale amounted to $3.3 billion at the end of the 2000 third quarter, a decline of $507.9 million, or 13.2%, since the end of 1999. Contributing significantly to this decline were sales (including certain sales settling in October 2000) of approximately $0.7 billion of the $1.8 billion of MBS that were designated for sale during the 2000 third quarter under the MBS Sales Initiative. The Company expects that the remaining sales of MBS in connection with the MBS Sales Initiative will be largely completed by the end of 2000 and fully completed by the end of the first quarter of 2001.

         At September 30, 2000, MBS available for sale comprised 13.1% of total interest-earning assets, down from 16.5% at year-end 1999. On a pro forma basis at September 30, 2000, assuming the sales of all of the MBS designated for sale under the MBS Sales Initiative had been consummated as of that date, the MBS available for sale portfolio represented 8.9% of total interest-earning assets.

         The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):

                                                         SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                      ------------------------- -------------------------
                                                       AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                                         COST      FAIR VALUE      COST      FAIR VALUE
                                                      ------------ ------------ ------------ ------------
             MBS:
                 Pass-through securities:
                     Privately-issued                  $1,549,550   $1,530,632   $2,296,046   $2,245,491
                     U.S. government agencies             824,778      814,534      886,854      845,159
                 Collateralized mortgage obligations:
                     Privately-issued                     557,116      559,561      422,938      408,945
                     U. S. government agencies             17,680       17,228       18,726       18,093
                 Interest-only                                455          381          940          499
                                                      ------------ ------------ ------------ ------------
                         Total MBS                      2,949,579    2,922,336    3,625,504    3,518,187
                                                      ------------ ------------ ------------ ------------
             Other debt securities:
                 U. S. government agencies                 75,000       75,188           --           --
                 State and municipal                       24,400       24,484       15,478       15,112
                 Domestic corporate                       358,904      305,603      345,410      304,081
                 Foreign government                           500          500          500          500
                                                      ------------ ------------ ------------ ------------
                         Total other debt securities      458,804      405,775      361,388      319,693
                                                      ------------ ------------ ------------ ------------
             Equity securities                             13,570       13,662       12,490       11,796
                                                      ------------ ------------ ------------ ------------
             Total securities available for sale       $3,421,953   $3,341,773   $3,999,382   $3,849,676
                                                      ============ ============ ============ ============


         The amortized cost of securities available for sale exceeded their estimated fair value by $80.2 million at September 30, 2000, down from $149.7 million at December 31, 2000. Contributing significantly to this reduction was the loss of $87.4 million recognized by the Company upon implementation of the MBS Sales Initiative.

   Loans Held for Sale

         Loans held for sale into the secondary market in connection with the Company's mortgage banking activities amounted to $2.4 billion at September 30, 2000. In comparison, loans held for sale totaled $1.7 billion at December 31, 1999.

   Loans Receivable

         Loans receivable (exclusive of the allowance for loan losses) amounted to $16.1 billion at the end of the 2000 third quarter, up from $15.2 billion at year-end 1999. This growth was associated with commercial real estate, consumer and business loans which, in the aggregate, increased $1.0 billion, or 15.0%, since December 31, 1999. These loans totaled $8.1 billion at September 30, 2000 and comprised 50.2% of total loans receivable at that date, up from 46.1% at December 31, 1999. A key component of the Company's strategy with respect to its loans receivable is to continue to increase the aggregate percentage of its commercial real estate, consumer and business loans receivable to total loans receivable.

         The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):


                                         SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                       ------------------------ ------------------------   INCREASE
                                                     PERCENTAGE               PERCENTAGE  (DECREASE)
                                          AMOUNT     OF TOTAL      AMOUNT     OF TOTAL    IN AMOUNT
                                       ------------- ---------- ------------- ---------- -------------

             Residential real estate    $ 7,995,503      49.8%   $ 8,200,120      53.9%    $(204,617)
             Commercial real estate:
                 Multi-family             1,821,980       11.4     1,771,928       11.7        50,052
                 Other                    2,152,013       13.4     1,710,929       11.2       441,084
                                       ------------- ---------- ------------- ---------- -------------
                     Total commercial
                         real estate      3,973,993       24.8     3,482,857       22.9       491,136
                                       ------------- ---------- ------------- ---------- -------------
             Consumer:
                 Home equity              1,929,398       12.0     1,489,669        9.8       439,729
                 Automobile                 902,218        5.6       886,176        5.8        16,042
                 Other                      110,368        0.7       119,476        0.8       (9,108)
                                       ------------- ---------- ------------- ---------- -------------
                     Total consumer       2,941,984       18.3     2,495,321       16.4       446,663
                                       ------------- ---------- ------------- ---------- -------------
             Business                     1,139,558        7.1     1,028,756        6.8       110,802
                                       ------------- ---------- ------------- ---------- -------------
             Total loans receivable     $16,051,038     100.0%   $15,207,054     100.0%    $  843,984
                                       ============= ========== ============= ========== =============


   Deposits

         At September 30, 2000, deposits amounted to $13.9 billion, down from $14.3 billion at the end of 1999. This reduction was largely due to runoff of time deposits. While core deposits also declined, the Company experienced a slight increase in the percentage of core deposits to total deposits.

         The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):


                                         SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                       ------------------------ ------------------------   INCREASE
                                                     PERCENTAGE               PERCENTAGE  (DECREASE)
                                          AMOUNT     OF TOTAL      AMOUNT     OF TOTAL    IN AMOUNT
                                       ------------- ---------- ------------- ---------- -------------
             Core:
                 Demand                 $ 2,164,997     15.6%    $ 2,071,419      14.5%    $   93,578
                 Savings                  2,297,577      16.5      2,407,528       16.9     (109,951)
                 Money market             3,163,355      22.8      3,201,298       22.5      (37,943)
                                       ------------- ---------- ------------- ---------- -------------
                     Total core           7,625,929      54.9      7,680,245       53.9      (54,316)
                                       ------------- ---------- ------------- ---------- -------------
             Time                         6,277,129      45.1      6,581,204       46.1     (304,075)
                                       ------------- ---------- ------------- ---------- -------------
             Total deposits             $13,903,058    100.0%    $14,261,449     100.0%    $(358,391)
                                       ============= ========== ============= ========== =============



   Borrowed Funds

          Total borrowed funds increased $1.3 billion, or 16.9%, during the first nine months of 2000 and amounted to $9.1 billion at September 30, 2000. This increase was largely associated with the support of growth in interest-earning assets. The Company currently expects the level of its borrowed funds to decline in the near term as substantially all of the proceeds from MBS sales in connection with the MBS Sales Initiative are expected to be initially used to reduce borrowed funds.

         The following table sets forth a summary of the Company's borrowed funds at the dates indicated (dollars in thousands)

                                                                            SEPTEMBER 30, DECEMBER 31,
                                                                                2000         1999
                                                                            ------------- ------------
             Federal funds purchased and securities sold under agreements to repurchase:
                 Federal funds purchased                                     $ 1,759,000   $  785,000
                 Securities sold under agreements to repurchase                1,501,488      321,067
                                                                            ------------- ------------
                         Total federal funds purchased and securities sold
                             under agreements to repurchase                    3,260,488    1,106,067
                                                                            ------------- ------------
             Other short-term borrowings:
                 Federal Home Loan Bank of New York advances                   4,500,959    3,711,086
                 Treasury tax and loan notes                                     130,906    1,598,154
                 Other                                                             8,598       12,598
                                                                            ------------- ------------
                         Total other short-term borrowings                     4,640,463    5,321,838
                                                                            ------------- ------------
             Long-term debt:
                 Federal Home Loan Bank of New York advances                     591,512      751,600
                 Senior notes                                                    349,273      348,322
                 Medium-term notes                                                48,350       48,541
                 Bonds, preferred stock and loans transferred in
                     put transactions                                             15,634       17,405
                                                                            ------------- ------------
                         Total long-term debt                                  1,004,769    1,165,868
                                                                            ------------- ------------
             Guaranteed preferred beneficial interests in Dime Bancorp,
                 Inc.'s junior subordinated deferrable interest debentures       152,236      152,219
                                                                            ------------- ------------
             Total borrowed funds                                             $9,057,956   $7,745,992
                                                                            ============= ============

Stockholders' Equity

         Stockholders' equity was $1.8 billion at September 30, 2000, up $270.1 million from year-end 1999. Contributing significantly to this increase was the purchase by Warburg during the 2000 third quarter of 12,009.491 shares of Series B Preferred Stock, warrants to purchase 8,142.738 shares of Series C Preferred Stock and warrants to purchase 3,866.753 shares of Series D Preferred Stock. The proceeds from the issuance of these securities, after issuance costs, was $197.0 million. On October 6, 2000, Warburg completed its investment in the Holding Company under the Warburg Agreement by purchasing, for $28.0 million, 1,598.173 shares of Series B Preferred Stock and warrants to purchase 1,598.173 shares of Series D Preferred Stock.

         At the end of the third quarter of 2000, stockholders' equity represented 6.25% of total assets, as compared with 6.34% at December 31, 1999. Book value per common share and tangible book value per common share increased to $14.38 and $9.70, respectively, at September 30, 2000 from $13.67 and $8.84, respectively, at the end of 1999.

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

         During May 2000, the Holding Company purchased 2,469,100 shares of Common Stock, at a per share price of $18.25, from Hudson. These shares, which had been acquired in the open market by Hudson, were purchased by the Holding Company pursuant to the terms of the Merger Termination Agreement, which provided that, if Hudson decided to sell its shares of Common Stock, it was required to offer to sell them to the Holding Company first.

         On October 6, 2000, the Holding Company announced a program to purchase up to 13,607,644 shares of Common Stock. No time limit has been set for completion of this program. This program replaced the previously announced Dutch Auction Tender Offer, which had commenced on August 1, 2000 and was terminated on October 6, 2000. No shares of Common Stock were purchased under the Dutch Auction Tender Offer.

         Cash dividends declared and paid by the Holding Company on the Common Stock were $0.08 per share for the third quarter of 2000 and $0.22 per share for the first nine months of 2000, up from $0.06 per share and $0.17 per share for the third quarter and first nine months of 1999, respectively. On October 20, 2000, the Holding Company announced the declaration of a cash dividend of $0.10 per share of Common Stock. This dividend will be paid on December 6, 2000 to Common Stockholders of record as of the close of business on November 24, 2000.

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

         The Company's sources of liquidity include principal repayments on loans and MBS, borrowings, deposits, sales of loans in connection with mortgage banking activities, sales of securities available for sale and cash provided by operations. The Company has access to the capital markets for issuing debt or equity securities and the Bank has access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs.

         Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS. At September 30, 2000, the Holding Company had an effective shelf registration with the Commission under which it could issue an aggregate of $150.0 million of debentures, notes or other unsecured evidences of indebtedness. On November 13, 2000, the Commission declared effective a new shelf registration pursuant to which the Holding Company could issue an additional $350.0 million of debentures, notes or other unsecured evidences of indebtedness. The $500.0 million of debt securities issuable under these shelf registrations, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series. As previously discussed, the Holding Company entered into the Warburg Agreement during July 2000, pursuant to which Warburg has purchased, for approximately $238 million, various securities issued by the Holding Company.

         Under existing OTS regulations, the Bank must maintain, for each calendar quarter, an average daily balance of liquid assets (as defined) equal to at least 4.00% of either (i) its liquidity base (the Bank's net withdrawable accounts plus short-term borrowings) at the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding quarter. The Bank was in compliance with these regulations for the third quarter of 2000.

REGULATORY CAPITAL

         Pursuant to regulations of the OTS, the Bank is required to maintain tangible capital of at least 1.5% of adjusted total assets, core ("tier 1") capital of at least 3.0% of adjusted total assets and total risk-based capital of at least 8.0% of risk-weighted assets. The Bank exceeded these capital requirements at September 30, 2000.

         Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of tier 1 capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets is 5.0% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At September 30, 2000, the Bank met the published standards for a well capitalized designation under these regulations.

         The following table sets forth the regulatory capital position of the Bank at the dates indicated (dollars in thousands):

                                                       SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                     ------------------------ ------------------------
                                                        AMOUNT     RATIO         AMOUNT       RATIO
                                                     ------------- ---------- ------------- ----------
             Tangible and core capital                 $1,452,105      5.86%    $1,383,046     5.90%
             Tier 1 risk-based capital                  1,452,105      8.66      1,383,046     8.80
             Total risk-based capital                   1,698,760     10.13      1,623,342    10.33


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management," incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There have not been any material developments regarding the status of the Bank's goodwill lawsuit against the United States government since the filing of the 1999 10-K.

        On March 5, 2000, North Fork announced its intention to make a hostile offer to acquire all of the outstanding Common Stock and to terminate the Merger Agreement. The Hostile Tender Offer, which formally commenced on March 15, 2000, expired on September 29, 2000. In connection with the Hostile Tender Offer, FleetBoston Financial Corporation ("FleetBoston"), formerly Fleet Boston Corporation, announced that it had agreed, among other things, to invest an aggregate of $250 million in exchange for preferred stock of North Fork and rights to purchase North Fork's common stock. This agreement was terminated in connection with the expiration of the Hostile Tender Offer.

        On March 6, 2000, North Fork had filed a lawsuit in the Delaware Court of Chancery against the Holding Company and members of the Board alleging, among other things, breaches of fiduciary duties by the Board with respect to the then-pending Merger. On October 30, 2000, North Fork voluntarily discontinued its claims without prejudice.

         The Holding Company remains subject to 17 putative class action lawsuits filed during March 2000 by various Common Stockholders (collectively, the "Stockholder Actions"). Each of the Stockholder Actions alleges, among other things, breaches of fiduciary duties by the Board, including the rejection by the Board of the Hostile Tender Offer. In addition, on or about July 26, 2000, the plaintiffs in some of the Stockholder Actions filed a motion seeking leave to file an amended complaint. The proposed amended complaint alleges, among other things, that the Holding Company's directors have sought to entrench themselves by "spurning" North Fork's offer, "deploying" the Rights Agreement, and entering into the Warburg Agreement. The proposed amended complaint seeks injunctive relief requiring, among other things, the Holding Company to auction itself. As of the date of this document, a briefing schedule on the motion for leave to file an amended complaint has not been set.

        On March 10, 2000, the Holding Company had filed suit in the Supreme Court of the State of New York,

County of New York, against North Fork and FleetBoston alleging violations of New York's antitrust laws. On October 11, 2000, the Holding Company voluntarily discontinued its claims without prejudice.

        On March 21, 2000, the Holding Company had filed suit in the United States District Court for the Eastern District of New York against North Fork and members of North Fork's board of directors in connection with alleged false and misleading statements contained in documents distributed by North Fork to Common Stockholders. On April 24, 2000, North Fork had filed counterclaims against the Holding Company for alleged false and misleading statements in documents sent by the Holding Company to Common Stockholders. On October 27, 2000, the Holding Company and North Fork filed a joint stipulation voluntarily dismissing their respective claims without prejudice.

        On March 29, 2000, the Holding Company filed suit in the Supreme Court of the State of New York, County of New York, against Salomon Smith Barney, Inc. ("Salomon"), which had been acting as a financial advisor to North Fork in connection with the Hostile Tender Offer. The complaint alleges violations of a provision of a confidentiality agreement, dated May 12, 1997, between the Holding Company and Salomon, which the complaint states prohibits Salomon, for a three-year period, from providing financial advisory services to any entity interested in acquiring or otherwise entering into a business combination transaction with the Holding Company without obtaining the Holding Company's prior written consent to either the transaction or the provision of such advice (the "Confidentiality Agreement"). On April 5, 2000, the state court granted the Holding Company's motion to preliminarily enjoin Salomon from acting as a financial advisor to North Fork until May 12, 2000, the date the relevant provision of the Confidentiality Agreement expired by its terms (the "Preliminary Injunction"). On April 6, 2000, Salomon filed a notice of appeal in the Appellate Division of the State of New York, First Department, alleging that the state court erred when it granted the Preliminary Injunction, and also filed a motion in the appellate court seeking to vacate the state court's order imposing the Preliminary Injunction. The appellate court denied Salomon's motion to vacate on May 3, 2000. On May 10, 2000, the court declined to extend the Preliminary Injunction beyond May 12, 2000. On May 17, 2000, the Holding Company amended its complaint to include a claim for monetary damages from Salomon and a claim against North Fork. On June 30, 2000, North Fork moved to dismiss the amended complaint as against North Fork, which was denied on September 13, 2000. On October 19, 2000, the Holding Company moved for partial summary judgment against Salomon, which has opposed the motion and cross-moved for summary judgment against the Holding Company. The Holding Company has opposed the cross-motion.

        On July 14, 2000, North Fork filed a complaint in the Delaware Court of Chancery against the Holding Company and several of its directors. This complaint, among other things, seek a declaratory judgment as to the effect of the vote at the Holding Company's 2000 annual meeting of stockholders (the "2000 Annual Meeting") such that the Holding Company's directors up for election at the 2000 Annual Meeting (the "2000 Nominees") would have the status of holdover directors and an order requiring the Holding Company to hold an election for five directors to fill the Board positions now occupied by the 2000 Nominees at a timely convened special meeting of stockholders or, in the alternative, no later than the 2001 Annual Meeting. On July 24, 2000, certain Common Stockholders filed a putative class action suit, Coleman v. Toal, et. al., in the Delaware Court of Chancery, seeking similar relief. On November 8, 2000, the Delaware Court of Chancery granted North Fork's motion for summary judgment and ruled that at the 2001 Annual Meeting two classes of directors (representing eleven board seats) will stand for election. The Holding Company has 30 days to appeal.

        For a further discussion of the matters discussed above, see the Holding Company's Quarterly Reports on Form 10-Q for the periods ended June 30, 2000 and March 31, 2000.

        The Holding Company believes that its various claims against North Fork and Salomon are meritorious and that the various claims made against the Holding Company and the Board are without merit. However, it is not possible to predict the outcome of these claims at this time.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         For a description of the various securities issued under the Warburg Agreement, see Note 4 of Notes to Consolidated Financial Statements. The issuance of these securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act because the issuance did not involve a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 2000 Annual Meeting, which was held on July 14, 2000, the only matter considered by Common Stockholders was the election of five directors of the Holding Company for three-year terms. The following table sets forth the individuals nominated for election, as well as the results.

                                                                          WITHHELD
                                     NOMINEE                 FOR          AUTHORITY
                             -------------------------   -------------   -------------
                             J. Barclay Collins II        23,834,093      55,221,451
                             James F. Fulton              23,832,395      55,223,149
                             Virginia M. Kopp             23,816,243      55,239,301
                             Sally Hernandez-Pinero       23,820,337      55,235,207
                             Lawrence J. Toal             23,737,518      55,318,026

        For a discussion of certain litigation against the Holding Company regarding the effect of the 2000 Annual Meeting, see Item 1, "Legal Proceedings."

        The following directors of the Board, whose terms did not expire at the 2000 Annual Meeting, continued to serve as directors of the Board following the 2000 Annual Meeting: Derrick D. Cephas; Frederick C. Chen; Richard W. Dalrymple; Fred B. Koons; James M. Large, Jr.; John Morning; Margaret Osmer-McQuade; Eugene
G. Schulz, Jr.; Howard Smith; Dr. Norman R. Smith; Anthony P. Terracciano; and Ira T. Wender.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

See Exhibit Index.

(b)      REPORTS ON FORM 8-K

        During the three-month period ended September 30, 2000, the Holding Company filed with the Commission the following Current Reports on Form 8-K:

-- Form 8-K, filed on July 11, 2000 (as amended by Form 8-K/A, filed on October 12, 2000), regarding the Warburg Agreement and other strategic initiatives.

-- Form 8-K, filed on July 12, 2000, regarding a press release announcing the Company's consolidated financial results for the quarter ended June 30, 2000.

-- Form 8-K, filed on September 15, 2000, regarding a press release announcing profit improvement initiatives to be undertaken by the Company.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DIME BANCORP, INC.
                                (Registrant)



Dated: November 13, 2000        By:      /s/ Lawrence J. Toal
       ------------------                --------------------
                                         Lawrence J. Toal
                                         Chief Executive Officer, President
                                           and Chief Operating Officer


Dated: November 13, 2000        By:      /s/ Anthony R. Burriesci
       -----------------                 ------------------------
                                         Anthony R. Burriesci
                                         Executive Vice President and
                                           Chief Financial Officer


Dated: November 13, 2000        By:      /s/ John F. Kennedy
       -----------------                 -------------------
                                         John F. Kennedy
                                         Controller and Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT
27                Financial Data Schedule (filed electronically)