Form 10-K405
period 2000-12-31
DIME BANCORP INC
filed 2001-04-02
CIK 919568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (212) 326-6170
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        COMMON STOCK, $0.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
            STOCK PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
      LITIGATION TRACKING WARRANTS(TM)                    NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $2,966,752,522 as of February 28, 2001 (based on the closing New York Stock Exchange price on such date). As of February 28, 2001, the registrant had 115,414,751 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DIME BANCORP, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................     13
Item 3.   Legal Proceedings...........................................     13
Item 4.   Submission of Matters to a Vote of Security Holders.........     16

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     16
Item 6.   Selected Financial Data.....................................     17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     47
Item 8.   Financial Statements and Supplementary Data.................     48
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     48

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     48
Item 11.  Executive Compensation......................................     51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     72
Item 13.  Certain Relationships and Related Transactions..............     74

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     75

SIGNATURES............................................................     81

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

ITEM 1.  BUSINESS

GENERAL

     Dime Bancorp, Inc. (the "Holding Company" and, together with its direct and indirect subsidiaries, the "Company"), is a unitary savings and loan holding company incorporated in the State of Delaware and headquartered in New York, New York. The Holding Company's principal subsidiary is The Dime Savings Bank of New York, FSB, a federally-chartered savings bank (the "Bank"). The principal subsidiary of the Bank is North American Mortgage Company ("NAMC"), a mortgage banking company. The Company currently operates 123 banking branches located throughout the greater New York City metropolitan area and conducts its mortgage banking activities nationwide. At December 31, 2000, the Company had assets of $25.7 billion, deposits of $14.0 billion and stockholders' equity of $1.7 billion.

     For internal management purposes, the Company has four business segments:
Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio. Further information regarding these business segments is set forth below and in
Note 23 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

RETAIL BANKING

  General

     The Company's Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and maintenance of a portfolio of residential real estate loans receivable. Products and services offered by this business segment are delivered through a multi-channel distribution network, including on-line banking.

  Deposits

     The Company's total deposits amounted to $14.0 billion at December 31, 2000, of which $12.5 billion were associated with retail customers. (The remaining balance of total deposits consisted of escrow deposits relating to serviced mortgage loans and commercial banking-related customer deposits.) The Company currently operates 40 branches in New York City, 48 branches on Long Island, a total of 8 branches in New York's Westchester and Rockland Counties and 27 branches in New Jersey. In addition to its branch system, the Company's deposit gathering network includes its telephone banking center and approximately 250 automated teller machines owned by the Company.

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

  Securities Brokerage Services

     Securities brokerage services are provided by the Company through Dime Securities, Inc., a wholly-owned subsidiary that is a registered broker-dealer. The services provided by Dime Securities, Inc. primarily consist of the execution of securities transactions, on an agency basis, solely upon the order and for the accounts of its customers. In addition, Dime Securities, Inc. provides standardized and individualized investment and financial planning advice to individuals and business entities. Products sold by Dime Securities, Inc. include: mutual funds; government, corporate and municipal debt securities; equity securities and equity options; annuities; and unit investment trusts.

  Insurance Activities

     The Company's insurance agency subsidiaries include The Dime Agency, Inc., Dime NJ Agency, Inc. and North American Mortgage Insurance Services. These subsidiaries currently offer certain tax-deferred annuities and products issued by various insurance companies, including individual and group life, health, disability, accidental death, hazard, homeowner and automobile insurance.

  Consumer Lending

     The Company's consumer loans receivable portfolio at December 31, 2000 totaled $3.1 billion, of which $2.1 billion were home equity loans and lines of credit and $0.9 billion were automobile loans. This loan portfolio also included loans secured by deposits, unsecured and secured personal loans and unsecured revolving lines of credit and overdraft checking loans. The Company generates consumer loans through its retail branch system, its NAMC loan production network, direct mail and general marketing initiatives.

     Home equity loans are underwritten following guidelines similar to those for conventional residential real estate loans (see "Mortgage
Banking -- Residential Real Estate Loan Production"). Loans made pursuant to home equity lines of credit have adjustable interest rates that, after an introductory period, adjust in accordance with the prime lending rate.

     The Company makes automobile loans, largely via dealer relationships, throughout the greater New York City metropolitan area. Approximately half of the Company's automobile loans outstanding at December 31, 2000 were acquired through the Company's purchase of Citibank N.A.'s indirect automobile finance business in 1999 (the "Auto Business Acquisition").

  Residential Real Estate Loans Receivable Portfolio

     At December 31, 2000, the Company maintained a residential real estate loans receivable portfolio of $7.9 billion, consisting of one-to-four family first mortgage loans and cooperative apartment loans. During 2000, the Company continued to manage the level of this loan portfolio consistent with its strategy to reduce the percentage of such loans to total loans receivable.

COMMERCIAL BANKING

  General

     The Company's Commercial Banking segment provides both lending and deposit products and services to business customers. This segment includes commercial real estate lending and business banking activities.

  Commercial Real Estate Lending

     At December 31, 2000, the Company's commercial real estate loans receivable portfolio amounted to $4.2 billion, of which $2.6 billion were secured by properties located in the State of New York. The largest component of this portfolio was secured by multifamily real estate properties. The Company maintains commercial real estate loan production offices in the greater New York City, Tampa, Boston, Philadelphia and Washington D.C. metropolitan areas.

     The Company's underwriting policies with respect to commercial real estate lending are based primarily on the loan-to-value ratio of the property and an assessment as to the adequacy of the underlying project's cash flow and its coverage of operating expenses and debt service payments. The Company's underwriting policies generally require an appraisal of the underlying property, an engineer's report and a "Phase I" environmental assessment. Loan-to-value ratios at the time of origination typically do not exceed 75%.

  Business Banking

     The Company's business banking activities consist of providing loans (including lease financing and asset-based lending), deposit products and cash management and other services primarily to small- and medium-sized businesses. The Company originates business loans principally to finance seasonal working capital needs, expansion, renovation, inventory and equipment purchases. In general, the ability of the borrower to generate sufficient cash flows from operations to liquidate the debt is a critical component of the credit decision. At December 31, 2000, the Company's business loans receivable amounted to $1.2 billion.

MORTGAGE BANKING

  General

     The Company's Mortgage Banking segment activities, which are conducted principally through NAMC, include the production of residential real estate loans either for the Company's portfolio or for sale into the secondary market and servicing loans for the Company and others.

  Residential Real Estate Loan Production

     The Company produces fixed-rate and adjustable-rate residential real estate loans through a multi-channel, multi-regional network. During 2000, the Company's residential real estate loan production amounted to $19.8 billion, of which approximately 38% was originated through mortgage brokers, approximately 34% was originated directly by the Company and approximately 28% was purchased through correspondent lenders.

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

     Underwriting policies and guidelines for residential real estate loans produced for the Company's portfolio are generally in conformance with those of FNMA and FHLMC. Such policies and guidelines include requiring an appraisal of the value of the collateral for the purpose of determining the loan-to-value ratio and the collateral's adequacy as security. The collateral's value is the lower of the purchase price or the appraised value, except for refinance loans, where the appraised value is used. With respect to residential first mortgage loans having a loan-to-value ratio in excess of 80% at the date of origination, the

Company generally requires private mortgage insurance underwritten by FNMA- and FHLMC-approved insurers in accordance with FNMA and FHLMC coverage levels.

     When the Company makes residential real estate loans to borrowers whose creditworthiness does not meet standard FNMA and FHLMC underwriting guidelines ("subprime loans"), it sells the loans, as well as the right to service them, into the secondary market, without recourse to the Company.

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

  Secondary Market Activities

     During 2000, the Company continued its strategy of selling into the secondary market substantially all of its fixed-rate residential real estate loan production. Further, during 2000, the Company opportunistically sold adjustable-rate residential real estate loans into the secondary market. In total, $17.2 billion of residential real estate loans held for sale were sold by the Company into the secondary market during 2000.

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

     In 1999, NAMC entered into a strategic alliance with FNMA under which NAMC delivers all of its fixed-rate agency-eligible conforming conventional residential real estate loan originations to FNMA. NAMC utilizes FNMA's automated loan underwriting system as its primary agency loan underwriting system.

  Loan Servicing

     At December 31, 2000, the Company's portfolio of residential real estate loans serviced for others (excluding loans being subserviced by the Company) consisted of approximately 375,000 loans with principal balances totaling $40.8 billion. In return for servicing these loans, the Company earns fees based upon the outstanding principal balances of the loans. Minimum servicing fees for substantially all loans serviced under MBS programs are established by the sponsoring entities. At year-end 2000, the Company, in connection with its sales of loan servicing rights, was subservicing, for a fee, approximately 24,000 residential real estate loans with principal balances of $3.1 billion. Such loans are subserviced by the Company until the transfer of the servicing responsibility to the purchasers. In addition, at December 31, 2000, the Mortgage Banking segment was servicing substantially all of the Company's $7.9 billion portfolio of residential real estate loans receivable, as well as certain of the Company's home equity loans receivable.

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

INVESTMENT PORTFOLIO

     The Company, pursuant to established policies and guidelines, invests in certain debt and equity securities and money market investments. These investments, which totaled $3.0 billion at December 31, 2000, are made in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes. In addition, as a member of the Federal Home Loan Bank of New York ("FHLBNY"), the Bank is required to maintain a specified investment in the capital stock of the FHLBNY (see "Regulation and Supervision -- Federal Home Loan Bank System"). At December 31, 2000, the Bank's investment in FHLBNY stock amounted to $346.8 million.

EMPLOYEES

     The Company had 6,476 full-time equivalent employees at December 31, 2000. Employees of the Company are not represented by any collective bargaining group. The Company considers its employee relations to be satisfactory.

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

REGULATION AND SUPERVISION

  General

     The Bank is subject to the regulations, examinations and reporting requirements of the Office of Thrift Supervision (the "OTS"), as the primary regulator of federal savings associations, and of the Federal Deposit Insurance Corporation (the "FDIC"), as insurer of the Bank's deposits. Additionally, the Bank is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a savings and loan holding company, the Holding Company is also subject to the regulations, examinations and reporting requirements of the OTS.

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

  Deposit Insurance

     The FDIC administers two separate deposit insurance funds: the Bank Insurance Fund (the "BIF"), of which the Bank is a member, and the Savings Association Insurance Fund (the "SAIF"). As of December 31, 2000, approximately 66% of the Bank's deposits were BIF-insured and approximately 34% of its deposits were SAIF-insured, in each case up to applicable limits. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under this system, both BIF-insured and SAIF-insured depository institutions are placed into one of nine confidential assessment risk categories using a two-step process based first on capital ratios and then on other factors. Currently, both BIF-insured and SAIF-insured deposit assessment rates range between $0.00 and $0.27 for each $100 of insured deposits.

     Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), assessments are imposed on insured depository institutions in order to pay for a portion of the debt service of certain bonds issued by the Federal Financing Corporation (the "FICO Bonds"), which are scheduled to mature in 2017. Effective January 1, 2000, there is no difference between the FICO Bond assessment rates on BIF- and SAIF-assessable deposits. The average annual assessment rate during 2000 was $0.0207 for each $100 of assessable deposits.

  Capital Requirements

     Under federal statute and OTS regulations, savings associations are required to comply with three separate capital adequacy standards. These institutions are required to have core capital equal to at least 4% of adjusted total assets (or 3% of adjusted total assets for the highest rated institutions), tangible capital equal to at least 1.5% of adjusted total assets and total risk-based capital equal to at least 8% of total risk-weighted assets. The OTS is also authorized to establish individual minimum capital requirements for a savings association consistent with these capital standards. The OTS has not established any such individual minimum capital requirements for the Bank.

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

     For purposes of the risk-based capital requirement, total risk-based capital means core capital plus supplementary capital, so long as the amount of supplementary capital that is used to satisfy the requirement does not exceed the amount of core capital. Supplementary capital includes, among other things, subordinated debt issued pursuant to OTS regulations, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on equity securities available for sale. Risk-weighted assets are determined by multiplying certain categories of the savings association's assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% based on the credit risk associated with those assets as specified in OTS regulations. The OTS adopted a rule, effective January 1, 1994, incorporating an interest-rate risk component into its existing risk-based capital requirement. In March 1995, the OTS extended a waiver of the interest rate risk capital deduction until it issued a Thrift Bulletin establishing an appeals process and notified thrift institutions of the effective date. Although the OTS issued the Thrift Bulletin on August 21, 1995, it also announced that the automatic interest rate risk capital deduction would not be implemented until the OTS issued a notice otherwise. On March 15, 2001, the OTS proposed eliminating this interest-rate risk component.

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

     In addition, an institution's primary federal bank regulatory agency is authorized to downgrade the institution's capital category to the next lower category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its asset quality, management, earnings, liquidity or sensitivity to market risk.

     For information concerning the Bank's regulatory capital status, see Note 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

  Loans-to-One-Borrower Limitations and Loans to Insiders

     Savings associations are subject to loans-to-one-borrower limitations under federal law and OTS regulations. At December 31, 2000, the Bank's loans-to-one-borrower limitation was approximately $252 million.

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

  Transactions with Affiliates

     Under federal law and regulation, transactions between a savings association and its "affiliates," which term includes its holding company and other companies controlled by its holding company, are subject to quantitative and qualitative restrictions. Savings associations are restricted in their ability to engage in certain types of transactions with their affiliates. These "covered transactions" include: (i) purchasing or investing in securities issued by an affiliate; (ii) lending or extending credit to, or guaranteeing credit of, an affiliate; (iii) purchasing assets from an affiliate; and (iv) accepting securities issued by an affiliate as collateral for a loan or extension of credit. Covered transactions are permitted between a savings association and a single affiliate up to 10% of the capital stock and surplus of the association, and between a savings association and all of its affiliates up to 20% of the capital stock and surplus of the institution. The purchase of low-quality assets by a savings association from an affiliate is not permitted. Each loan or extension of credit to an affiliate by a savings association must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. Notwithstanding the foregoing, a savings association is not permitted to make a loan or extension of credit to any affiliate unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies. Savings associations also are prohibited from purchasing or investing in securities issued by an affiliate, other than shares of a subsidiary. Covered transactions between a savings association and an affiliate, and certain other transactions with or benefiting an affiliate, must be on terms and conditions at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. This arm's length requirement applies to all covered transactions, as well as to: (i) the sale of securities or other assets to an affiliate; (ii) the payment of money or the furnishing of services to an affiliate; (iii) any transaction in which an affiliate acts as agent or broker or receives a fee for its services to the savings association or to any other person; or (iv) any transaction or series of transactions with a third party if any affiliate has a financial interest in the third party or is a participant in the transaction or series of transactions.

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

     The OTS assigns a CRA rating based upon a Lending Test, an Investment Test and a Service Test keyed to, respectively, the number of loans, the number of investments and the level of availability of retail banking services in a savings association's assessment area. The Lending Test is the primary component of the assigned composite rating. An "outstanding" rating on the Lending Test automatically results in at least a "satisfactory" rating on the composite, but an institution cannot receive a "satisfactory" or better rating on the composite if it does not receive at least a "low satisfactory" rating on the Lending Test. Alternatively, a savings association may elect to be assessed by complying with a strategic plan approved by the OTS.

     Following each of the five most recent CRA examinations of the Bank by the OTS, the most recent of which covered the period August 1997 through September 1999, the Bank received an "outstanding" CRA rating, which is the highest rating that an institution may receive.

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

  Federal Home Loan Bank ("FHLB") System

     The Bank is a member of the FHLB system, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. Members are required to hold shares of the capital stock of the regional FHLB in which they are a member in an amount at least equal to the greater of: (i) 1% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; (ii) 5% of its FHLB advances or borrowings; or (iii) $500.

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

  Gramm-Leach-Bliley Act of 1999 (the "GLB Act")

     The GLB Act significantly reforms various aspects of the financial services industry by, among other things, permitting affiliations among commercial banks, insurance companies, securities firms and other financial services providers. Implementing regulations under the GLB Act, including those that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities, were issued in 2000 that are scheduled to become effective in 2001. The Company is currently unable to predict the effect, if any, that the GLB Act or the implementing regulations will have on its financial condition and results of operations.

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

     New York State and New York City each imposes an annual franchise tax on banking corporations, based on net income allocable to them. The New York State tax rate has been reduced from 9% to 8.5% for calendar year taxpayers such as the Company effective for year 2001. The rate is scheduled to be reduced to 8% for year 2002 and 7.5% for all subsequent years. The New York City tax rate has not been changed from its current rate of 9%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge on the tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. The surcharge is equal to 17% of the New York State franchise tax, computed as if the 9% tax rate still applied in determining the tax on net income. Subject to certain limitations, an NOL generated no earlier than calendar years beginning in 2001 can be carried forward for New York State tax purposes. These taxes apply to the Holding Company, the Bank and certain of the Bank's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

     The Holding Company and certain of its subsidiaries are also subject to state and local taxation in states other than New York. Most states provide a statutory apportionment methodology that determines the allocable income subject to tax in those states. In certain cases, the income and activities of either the entire affiliated group, or certain members of the group that are deemed to be acting as a unitary group, are used to determine the tax liability of the entities doing business in that state. Further, the ability to utilize NOL carryovers varies by state. New Jersey imposes a Savings Institution Tax based on net income attributed to New Jersey on the basis of separate accounting at a rate of 3% and NOLs cannot be carried back or forward. In addition, the Holding Company is subject to an annual franchise tax imposed by Delaware, its state of incorporation. This franchise tax is the higher of an amount determined by reference to authorized shares or assumed capital (asset size), but cannot exceed $150,000.

     For additional information regarding income taxes of the Company, see Note 18 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES

     The Company leases its principal executive offices in New York City, various administrative offices located throughout the greater New York City metropolitan area and the executive offices for its mortgage banking operations in Tampa, Florida. The Company owns both its residential real estate loan production headquarters in Santa Rosa, California and its residential real estate and consumer loan servicing operations center in Albion, New York.

     The Bank currently operates 123 full-service branches in the greater New York City metropolitan area, of which 55 are owned and 68 are leased. The Company also leases approximately 225 full-service residential real estate loan production facilities.

     For further information regarding the Company's properties and lease obligations, see Notes 5 and 22 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS

     On January 13, 1995, Anchor Savings Bank FSB ("Anchor FSB") filed suit in the United States Court of Federal Claims against the United States for breach of contract and taking of property without compensation in contravention of the Fifth Amendment to the United States Constitution. Anchor FSB's lawsuit was assumed by the Bank upon consummation of the merger of Anchor Bancorp, Inc. ("Anchor Bancorp" and, together with Anchor FSB, "Anchor"), the holding company for Anchor FSB, and Anchor FSB with and into the Holding Company and the Bank, respectively, on January 13, 1995 (the "Anchor Merger"). The action arose because the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Anchor FSB of the ability to include supervisory goodwill and certain other assets for purposes of computing its regulatory capital as the Federal Home Loan Bank Board ("FHLBB") and Federal Savings and Loan Insurance Corporation ("FSLIC") had agreed. The direct effect was to cause Anchor FSB to go from an institution that substantially exceeded its regulatory capital requirements to one that was critically undercapitalized upon the effectiveness of the FIRREA-mandated capital requirements.

     From 1982 to 1985, Anchor FSB had acquired eight FSLIC-insured institutions that were in danger of failing and causing a loss to the FSLIC. Four institutions were acquired with some financial assistance from the FSLIC and four were unassisted "supervisory" cases. In acquiring the institutions, Anchor FSB assumed liabilities determined to exceed the assets it acquired by over $650 million at the dates of the respective acquisitions. The difference between the fair values of the assets acquired and the liabilities assumed in the transactions was recorded on Anchor FSB's books as goodwill. At the time of these acquisitions, the FHLBB and FSLIC had agreed that this supervisory goodwill was to be amortized over periods of up to 40 years. Without that agreement, Anchor FSB would not have made the acquisitions. When FIRREA was enacted, Anchor FSB still had over $500 million of regulatory capital as a result of its supervisory acquisitions, which included regulatory capital from supervisory goodwill and other capital enhancements used by the FSLIC in connection with the transactions affected by FIRREA. At the same time, the supervisory goodwill had in excess of 20 years remaining to be amortized under the agreements with the FHLBB and FSLIC. In addition, until the formation of Anchor Bancorp in 1991, the FIRREA-mandated capital requirements impacted $157 million associated with preferred stock issued to the FSLIC as a result of one of the acquisitions. FIRREA further required the remaining supervisory goodwill to be eliminated by December 31, 1994 for regulatory capital purposes. The elimination of the supervisory goodwill resulted in severe limitations on Anchor FSB's activities and required the disposition of valuable assets under liquidation-like circumstances, as a result of which Anchor FSB was severely damaged. The complaint asks that the Government make Anchor FSB whole for the effects of the loss, which are estimated to exceed substantially the amount of its capital impacted by FIRREA.

     There are approximately 120 cases involving similar issues still pending in the United States Court of Federal Claims, which has entered summary judgment for the plaintiffs in a small number of the cases as to liability. The first three of those cases, referred to as the Winstar cases, were appealed to the United States Supreme Court, which, on July 1, 1996, affirmed the decision that the Government was liable for breach of contract in those cases.

     The Bank, in early 1997, moved for partial summary judgment as to the existence of a contract and the Government's breach of that contract in each of the related transactions. The Government has disputed the existence of a contract in each case, cross-moved for summary judgment and submitted a filing acknowledging that it is not aware of any affirmative defenses. Initial briefing on the Bank motions was completed on August 1, 1997. In August 1997, the Court held a hearing on summary judgment motions in four other Winstar-related cases. As part of that hearing, the Court heard argument on eleven issues that the plaintiffs contend are common to many of the pending cases, including the Bank's case. The Court issued its order on December 22, 1997, ruling in favor of the plaintiffs on all eleven "common" issues. Commencing in April 1998, the Bank was allowed to commence full discovery as to liability and damages in its case. Case-specific fact discovery in the Bank's case ended on July 31, 1999. In September 1999, the Government filed supplemental papers in support of its pending summary judgment motion. The Bank responded to such filings in early November 1999, at which time it again requested entry of summary judgment on liability in its favor.

     The Bank's case was transferred to Judge James Turner of the Court of Federal Claims in December 2000. On March 13, 2001, Judge Turner heard oral argument on the pending summary judgment motions with respect to three of the eight institutions acquired by Anchor FSB. It is not possible to predict whether the Court will grant any of the Bank's motions for partial summary judgment or, if so, when it will schedule a trial on damages and any remaining liability issues.

     On October 29, 1999, the Bank filed its expert reports relating to its damage claims. If the Bank receives a ruling on liability in its favor, the Bank expects to present evidence at trial on three alternative damages theories: expectancy or "lost profits" damages, restitution damages, and reliance damages. The Bank has claimed expectancy or "lost profits" damages totaling approximately $980 million. Under the restitution claim, the Bank contends that the Government received net benefits from its agreements with Anchor FSB totaling approximately $740 million. Under the reliance measure of damages, the Bank expects to present evidence supporting a claim totaling approximately $512 million.

     The Government's expert reports were filed on March 16, 2000. The Government contends that Anchor FSB was not damaged by the Government's breach because FIRREA did not cause Anchor FSB to shrink or otherwise sell assets. The Government contends that the lost profits the Bank is claiming are speculative and therefore not allowable. The Government also contends that FIRREA did not constrain Anchor FSB's ability to leverage capital or alternatively that the ability to leverage capital had no value. The Government further contends that Anchor FSB did not confer a benefit on the Government, or incur any cost to itself, as a result of acquiring the eight FSLIC-insured institutions, and that any such benefit or cost was more than offset by benefits that Anchor FSB received as a result of the acquisitions, such that the Bank is not entitled to restitution or reliance damages. We anticipate that if the Court of Federal Claims rules in favor of the Bank on liability, the Government will move for summary judgment against the Bank's damages claims.

     There have been seven court decisions determining damages in the Winstar-related cases. A decision in the first of these cases was handed down on April 9, 1999, and it ordered the Government to pay $909 million in restitution and non-overlapping reliance damages to the plaintiff, Glendale Federal Bank, FSB ("Glendale Federal"). A second decision was issued on April 16, 1999 in the California Federal Bank ("California Federal") case, and the Government was ordered to pay damages of $33 million on a cost of replacement capital theory. A third decision was handed down in the La Salle Talman case on September 29, 1999. The Government, in that case, was ordered to pay approximately $5 million under the reliance theory. In the Landmark Land Company, Inc. decision, the Government, on March 5, 2000, was ordered to pay approximately $39 million in restitution damages to the plaintiff and the FDIC. The fifth damages decision, on July 6, 2000, denied the plaintiff Bluebonnet Savings Bank's claim for expectancy damages. In the Glass case, a decision issued on July 21, 2000 awarded the shareholder plaintiffs $4 million, representing their direct costs and the fair market value of their investment in the thrift, and awarded the FDIC $2.1 million, which was the cash value of the goodwill remaining at the time of the breach. A seventh damages decision was entered in the Castle case on November 9, 2000. The plaintiffs' expectancy damages claim was denied, and the Government was ordered to pay $15.1 million in restitution, representing the amount of the plaintiffs' initial contribution to the thrift. The courts did not enter judgment for lost profits (otherwise known as expectancy damages) in any of the seven cases in which decisions have been issued.

     Each of the damages decisions described above has been appealed to the Court of Appeals for the Federal Circuit. On July 7, 2000, a three-judge panel of the Federal Circuit heard arguments in the first two of these appeals, in the Glendale Federal and California Federal cases. On February 16, 2001, the Federal Circuit issued its decision in the Glendale Federal case. The Federal Circuit overturned the award of $909 million in restitution damages, and remanded the case to the Court of Federal Claims for further proceedings with respect to Glendale Federal's claim for reliance damages. Unless it is altered on reconsideration or on appeal, the Federal Circuit's decision in the Glendale Federal case makes the ability to recover restitution damages more uncertain in the Bank's case.

     During the summer of 1998, there were settlements in a total of four of the Winstar-related cases in which the Government agreed to make payments to the plaintiffs. In addition, there also was a settlement in a pending, small case in September 1999. The Bank believes that the circumstances of the five settled cases were materially different from the Bank's, and the Bank does not believe that these settlements will affect the final outcome of its case. The Company is unaware of any other pending settlements in this litigation.

     The Company continues to believe that its claim is meritorious, that it is one of the more significant cases before the Court, and that it is entitled to damages, which, as noted, are estimated to exceed substantially its regulatory capital impacted by FIRREA. As further discussed in Part II, Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters," in December 2000, the Holding Company distributed Litigation Tracking Warrants(TM) ("LTWs" (TM)) to its common stockholders, which represent the right to purchase Common Stock equal in value to 85% of the net after-tax proceeds, if any, from this lawsuit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the Holding Company's stockholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DME." On February 28, 2001, there were 17,644 holders of record of the Common Stock.

     The following table sets forth, for the quarters indicated, the high and low sales prices of the Common Stock based on the NYSE Composite Tape and cash dividends declared per share of Common Stock.

                                                          SALES PRICE
                                                      --------------------    DIVIDENDS
                                                        HIGH        LOW       DECLARED
                                                      --------    --------    ---------
2000:
  Fourth quarter....................................  $30.0000    $20.4375      $0.10
  Third quarter.....................................   23.6875     15.0000       0.08
  Second quarter....................................   19.5625     15.7500       0.08
  First quarter.....................................   18.5000     11.3125       0.06
1999:
  Fourth quarter....................................  $19.6875    $14.7500      $0.06
  Third quarter.....................................   21.8125     16.2500       0.06
  Second quarter....................................   25.1250     19.8125       0.06
  First quarter.....................................   27.1875     22.0000       0.05

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

     On December 29, 2000, the Holding Company distributed one LTW for each share of Common Stock outstanding on December 22, 2000. Additionally, the Holding Company reserved for future issuance one LTW for each share of Common Stock underlying options or rights to purchase shares of Common Stock under the Company's stock-based compensation plans that were outstanding on December 22, 2000. As a result, the Holding Company issued or reserved for future issuance a total of 113,030,597 LTWs. The LTWs trade on the NASDAQ National Market under the symbol "DIMEZ."

     Upon distribution of the LTWs, the then-outstanding 13,607.664 shares of the Holding Company's Series B junior voting preferred stock (the "Series B Preferred Stock"), which had been purchased by Warburg, Pincus Equity Partners, L.P. and its affilitates (collectively, "Warburg") as part of a $238.1 million investment in the Holding Company during the second half of 2000, were converted automatically into 13,607,664 shares of Common Stock in accordance with the terms of the Series B Preferred Stock. These shares of Common Stock were not registered under the Securities Act of 1933. The investment by

Warburg was made pursuant to the terms of an agreement with the Holding Company entered into on July 6, 2000 (the "Warburg Agreement").

     For further information regarding the LTWs and the Warburg Agreement , see
Note 11 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 6.  SELECTED FINANCIAL DATA

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                2000          1999          1998          1997          1996
                                             -----------   -----------   -----------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REPORTED EARNINGS DATA
Net interest income........................  $   623,346   $   578,485   $   527,233   $   483,062   $   461,295
Provision for loan losses..................       28,000        29,500        32,000        49,000        41,000
Non-interest income........................      468,050       568,243       525,030       145,291        85,978
Non-interest expense:
  General and administrative expense.......      562,328       589,470       561,863       336,962       301,690
  Amortization of mortgage servicing
    assets.................................      131,215       122,786        92,291        29,751        19,382
  Amortization of goodwill.................       33,542        18,520        11,487         4,501         1,177
  Restructuring and other special
    charges................................       99,304            --            --         9,931        29,784
                                             -----------   -----------   -----------   -----------   -----------
    Total non-interest expense.............      826,389       730,776       665,641       381,145       352,033
                                             -----------   -----------   -----------   -----------   -----------
Income before income tax expense and
  extraordinary items......................      237,007       386,452       354,622       198,208       154,240
Income tax expense.........................       82,354       142,512       113,479        75,034        49,984
                                             -----------   -----------   -----------   -----------   -----------
Income before extraordinary items..........      154,653       243,940       241,143       123,174       104,256
Extraordinary items........................           --        (4,127)       (4,057)       (1,460)           --
                                             -----------   -----------   -----------   -----------   -----------
Net income.................................  $   154,653   $   239,813   $   237,086   $   121,714   $   104,256
                                             ===========   ===========   ===========   ===========   ===========
Basic earnings per common share:
  Income before extraordinary items........  $      1.39   $      2.19   $      2.13   $      1.15   $      1.00
  Net income...............................         1.39          2.15          2.09          1.14          1.00
Diluted earnings per common share:
  Income before extraordinary items........  $      1.35   $      2.17   $      2.09   $      1.13   $      0.96
  Net income...............................         1.35          2.13          2.06          1.12          0.96
Weighted average basic common shares
  outstanding (in thousands)...............      109,305       111,355       113,452       106,585       103,742
Weighted average diluted common shares
  outstanding (in thousands)...............      113,924       112,533       115,153       108,613       109,097
Return on average assets...................         0.63%         1.09%         1.11%         0.60%         0.52%
Return on average stockholders' equity.....         9.39         16.46         17.84         11.04         10.36
OPERATING EARNINGS DATA(1)
Net interest income........................  $   623,346   $   578,485   $   527,233   $   483,062   $   461,295
Provision for loan losses..................       28,000        29,500        32,000        35,000        41,000
Non-interest income........................      555,491       568,243       514,981       175,417        94,092
Non-interest expense:
  General and administrative expense.......      562,328       589,470       561,863       336,327       291,842
  Amortization of mortgage servicing
    assets.................................      131,215       122,786        92,291        29,751        19,382
  Amortization of goodwill.................       33,542        18,520        11,487         4,501         1,177
                                             -----------   -----------   -----------   -----------   -----------
    Total non-interest expense.............      727,085       730,776       665,641       370,579       312,401
                                             -----------   -----------   -----------   -----------   -----------
Operating earnings before income tax
  expense..................................      423,752       386,452       344,573       252,900       201,986
Income tax expense.........................      150,024       142,512       127,492        95,817        81,276
                                             -----------   -----------   -----------   -----------   -----------
Operating earnings.........................  $   273,728   $   243,940   $   217,081   $   157,083   $   120,710
                                             ===========   ===========   ===========   ===========   ===========
Basic operating earnings per common
  share(2).................................  $      2.48   $      2.19   $      1.91   $      1.47   $      1.16
Diluted operating earnings per common
  share(2).................................         2.36          2.17          1.89          1.45          1.11
Return on average assets...................         1.11%         1.11%         1.02%         0.78%         0.61%
Return on average stockholders' equity.....        16.62         16.74         16.34         14.25         12.00
Non-interest income to total revenues......        47.12         49.55         49.41         26.64         16.94
CASH OPERATING EARNINGS DATA(3)
Cash operating earnings....................  $   298,984   $   260,167   $   228,220   $   161,260   $   121,642
Basic cash operating earnings per common
  share(2).................................         2.71          2.34          2.01          1.51          1.17
Diluted cash operating earnings per common
  share(2).................................         2.57          2.31          1.98          1.48          1.11
Return on average tangible assets..........         1.24%         1.20%         1.08%         0.80%         0.61%
Return on average tangible stockholders'
  equity...................................        26.50         22.88         20.76         15.60         12.21

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                2000          1999          1998          1997          1996
                                             -----------   -----------   -----------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA AT YEAR END
Assets.....................................  $25,687,828   $23,921,325   $22,320,850   $21,848,000   $18,870,108
Securities available for sale..............    2,851,043     3,849,676     3,329,444     4,992,304     2,589,572
Securities held to maturity................           --            --            --            --     4,363,971
Loans held for sale........................    2,804,767     1,733,667     3,884,886     1,841,862       115,325
Residential real estate loans receivable...    7,916,035     8,200,120     8,919,817     9,848,593     8,074,905
Commercial real estate loans receivable....    4,152,874     3,482,857     2,567,750     2,263,023     1,885,733
Consumer loans receivable..................    3,050,377     2,495,321       973,230       773,817       734,281
Business loans receivable..................    1,167,878     1,028,756       287,271        99,074        43,138
Total loans receivable.....................   16,287,164    15,207,054    12,748,068    12,984,507    10,738,057
Allowance for loan losses..................      144,362       140,296       105,081       104,718       106,495
Deposits...................................   13,976,941    14,261,449    13,651,460    13,847,275    12,856,739
Borrowed funds.............................    9,502,387     7,745,992     6,772,848     6,319,312     4,815,191
Stockholders' equity.......................    1,724,839     1,516,105     1,385,665     1,314,858     1,022,337
ASSET QUALITY DATA AT YEAR END
Non-performing assets......................  $    87,535   $    86,053   $    83,343   $   146,749   $   244,845
Non-performing assets to total assets......         0.34%         0.36%         0.37%         0.67%         1.30%
Non-accrual loans to loans receivable......         0.41          0.46          0.43          0.92          1.78
Allowance for loan losses to loans
  receivable...............................         0.89          0.92          0.82          0.81          0.99
Allowance for loan losses to non-accrual
  loans....................................       214.94        202.27        190.67         88.01         55.58
OTHER DATA AT YEAR END
Stockholders' equity to assets.............         6.71%         6.34%         6.21%         6.02%         5.42%
Book value per common share................  $     14.36   $     13.67   $     12.42   $     11.30   $      9.76
Market price per common share..............        29.56         15.13         26.25         30.25         14.75
Common shares outstanding (in thousands)...      116,851       110,895       111,570       116,358       104,744
Regulatory capital ratios of the Bank:
  Tangible and core........................         5.83%         5.90%         5.82%         5.64%         6.06%
  Tier 1 risk-based........................         8.54          8.80          9.58         10.29         11.96
  Total risk-based.........................        10.11         10.33         10.37         11.17         13.08
Loans serviced for others..................  $44,142,722   $38,430,039   $34,872,333   $24,997,209   $11,036,624
Full-time equivalent employees.............        6,476         6,928         7,123         6,000         2,872
OTHER DATA FOR THE YEAR
Interest rate spread (taxable-equivalent
  basis)...................................         2.94%         2.97%         2.69%         2.42%         2.30%
Net interest margin (taxable-equivalent
  basis)...................................         2.84          2.91          2.68          2.51          2.40
Efficiency ratio...........................        47.70         51.40         54.59         51.98         51.83
Average stockholders' equity to average
  assets...................................         6.71          6.63          6.21          5.46          5.05
Common stock dividend payout ratio(4)......        23.70         10.80          9.22         10.71            --
Cash dividends declared per common share...  $      0.32   $      0.23   $      0.19   $      0.12   $        --

---------------
(1) Operating earnings represent net income adjusted for the effects of certain non-recurring or unusual items.

(2) Except as noted, basic and diluted operating earnings and cash operating earnings per common share were based upon the same number of weighted average common shares used to compute reported basic and diluted earnings per common share, respectively. For 2000, diluted operating earnings and cash operating earnings per common share were based upon 116.2 million weighted average common shares.

(3) Cash operating earnings represent operating earnings excluding amortization of goodwill, net of taxes.

(4) This ratio is based upon diluted earnings per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC ACTIONS AND FINANCIAL PERFORMANCE OBJECTIVES

  Strategic Actions

     During May and June 2000, the Holding Company conducted a review of strategic alternatives following the termination of a previously announced merger with Hudson United Bancorp ("Hudson") and the commencement of a hostile tender offer to acquire all of the outstanding shares of Common Stock by North Fork Bancorporation, Inc. in March 2000 (the "Hostile Tender Offer"). (The Hostile Tender Offer ultimately expired by its terms in September 2000.) As a result of this review, the Company undertook a series of strategic actions during the second half of 2000, including: (i) entering into the Warburg

Agreement, pursuant to which Warburg purchased several different securities issued by the Holding Company for $238.1 million; (ii) commencing a program to repurchase up to 13,607,664 shares of Common Stock (the "2000 Stock Repurchase Program"); (iii) appointing Anthony P. Terracciano as Chairman of the Board of the Holding Company; (iv) adopting certain amendments to the Holding Company's Stockholder Protection Rights Agreement (which the Holding Company adopted in 1995 as a way to discourage unfair takeover tactics), including providing an immediate exception for certain qualifying tender offers and eliminating the agreement in its entirety shortly after the Holding Company's 2002 annual meeting of stockholders; (v) reviewing potential opportunities to continue to improve the Company's growth rate and quality of its earnings through initiatives such as further investments in technology and higher-margin businesses, including development of more comprehensive e-commerce offerings and expansion of business banking, balance sheet repositioning and expense reduction; and (vi) distributing to the Holding Company's stockholders (excluding Warburg) the LTWs.

     As part of its balance sheet repositioning efforts, the Company, in September 2000, designated for sale $1.8 billion of MBS held in its available for sale portfolio (the "MBS Sales Initiative"), of which $1.3 billion was sold by year-end 2000. Upon implementation of the MBS Sales Initiative, the Company recorded a charge to earnings of $87.4 million associated with the MBS designated for sale.

     In addition, during September 2000, the Company implemented a plan intended to reduce annual expenses by approximately $50 million (the "Expense Reduction Initiative"), the primary components of which include the elimination of a total of approximately 400 management and staff positions, primarily in support units, through terminations and attrition, the consolidation of selected operational functions and the consolidation or disposal of certain facilities. A substantial portion of these expense reductions were completed by the end of 2000, and all are expected to be implemented by the second quarter of 2001. In connection with the Expense Reduction Initiative, the Company recorded a restructuring charge (the "Restructuring Charge") of $38.1 million during the third quarter of 2000.

     With respect to its plans to develop more comprehensive e-commerce offerings, the Company has various initiatives underway. These include entering into agreements with two web-based technology companies, one of which provides business customers with low-cost access to international trade transactions and one of which will provide a comprehensive set of web-based offerings, including retail and business cash management products and a more rapid, efficient loan application and approval process.

  Financial Performance Objectives

     In February 2001, the Company announced the establishment of three-year financial performance objectives that reflect its continuing transition to a more commercial bank-like business model. These financial performance goals are intended to provide stockholders with the Company's view of the variables that create meaningful stockholder value and the level of results that the Company believes it is capable of achieving within a reasonable time frame.

     The following table sets forth the Company's three-year financial performance objectives, as well as related information at or for the year ended December 31, 2000.

                                                              AT OR FOR
                                                               THE YEAR
                                                                ENDED
                                                             DECEMBER 31,    THREE-YEAR
                                                               2000(1)        TARGET(2)
                                                             ------------    -----------
Diluted earnings per common share growth rate..............      8.76%                11-14%
Return on average assets...................................      1.11               1.25-1.40
Return on average common equity(3).........................     16.62                 17-20
Efficiency ratio...........................................     47.70                 45-50
Non-residential real estate loans receivable to total loans
  receivable(4)............................................     51.40                 65-70
Allowance for loan losses to total loans receivable........      0.89                1.2-1.3
Leverage ratio(5)..........................................      4.52                  6-7
Common Stock dividend payout ratio.........................     13.56                 25-30

---------------
(1) Where applicable, the information presented is based upon operating earnings, which represent net income adjusted for the effects of certain non-recurring or unusual items.

(2) These targets and objectives are forward-looking and reflect the aspirations of the Company's management. As such, the Company intends to use all reasonable efforts to achieve them. However, the Company cannot guarantee success because a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations that underlie these goals.

(3) For purposes of these calculations, average common equity includes all securities issued, or assumed to be issued, by the Holding Company in connection with the Warburg Agreement.

(4) "Non-residential real estate loans receivable" are comprised of commercial real estate, consumer and business loans.

(5) This ratio is based upon capital adequacy guidelines of the Federal Reserve Board currently applicable to bank holding companies and assumes completion of the 2000 Stock Repurchase Program.

RESULTS OF OPERATIONS

  General

     The following table presents selected consolidated financial information of the Company on a reported basis, as well as on an operating earnings basis (which represent net income adjusted for the effects of certain non-recurring and unusual items) and a cash operating earnings basis (which represent operating earnings excluding the after-tax impact of amortization of goodwill) for the year ended December 31 (dollars in thousands, except per share data):

                                                       2000        1999        1998
                                                     --------    --------    --------
Reported basis:
  Net income.......................................  $154,653    $239,813    $237,086
  Diluted earnings per common share................      1.35        2.13        2.06
  Weighted average diluted common shares
     outstanding (in thousands)....................   113,924     112,533     115,153
  Return on average assets.........................      0.63%       1.09%       1.11%
  Return on average stockholders' equity...........      9.39       16.46       17.84
Operating earnings basis:
  Operating earnings...............................  $273,728    $243,940    $217,081
  Diluted operating earnings per common share......      2.36        2.17        1.89
  Weighted average diluted common shares
     outstanding (in thousands)....................   116,199     112,533     115,153
  Return on average assets.........................      1.11%       1.11%       1.02%
  Return on average stockholders' equity...........     16.62       16.74       16.34
Cash operating earnings basis:
  Cash operating earnings..........................  $298,984    $260,167    $228,220
  Diluted cash operating earnings per common
     share.........................................      2.57        2.31        1.98
  Weighted average diluted common shares
     outstanding (in thousands)....................   116,199     112,533     115,153
  Return on average tangible assets................      1.24%       1.20%       1.08%
  Return on average tangible stockholders'
     equity........................................     26.50       22.88       20.76

     The Company believes that operating earnings and cash operating earnings basis information, when taken in conjunction with reported results, provide useful information in evaluating performance on a comparable basis, although neither operating earnings nor cash operating earnings is currently a required basis for reporting financial results under generally accepted accounting principles.

     Pursuant to the Warburg Agreement, Warburg purchased 13,607.664 shares of Series B Preferred Stock, including 12,009.491 shares on August 1, 2000 and 1,598.173 shares on October 6, 2000, which were automatically converted, in accordance with their terms, into 13,607,664 shares of Common Stock upon issuance of the LTWs in December 2000. On October 24, 2000, the Holding Company commenced the 2000 Stock Repurchase Program, pursuant to which it expects to repurchase 13,607,664 shares of Common Stock. During the fourth quarter of 2000, the Holding Company repurchased 6,842,500 shares of Common Stock under this program. Excluding the net effects of the above transactions on weighted average diluted common shares outstanding, as well as on operating earnings, diluted operating earnings per common share for 2000 were $2.41.

     The following table presents a reconcilement of operating earnings to reported net income for the year ended December 31 (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Operating earnings.................................  $273,728    $243,940    $217,081
Operating earnings basis adjustments:
  Loss upon designation for sale of MBS under the
     MBS
     Sales Initiative..............................   (87,441)         --          --
  Restructuring Charge.............................   (38,092)         --          --
  Other special charges(1).........................   (61,212)         --          --
  Gain on sale of branch...........................        --          --       9,512
  Other, net.......................................        --          --         537
  Income tax effect on above items.................    67,670          --      (3,717)
  Adjustment to conform internal tax expense to
     corporate tax expense.........................        --          --      17,730
  Extraordinary losses on early extinguishment of
     debt, net of tax benefits.....................        --      (4,127)     (4,057)
                                                     --------    --------    --------
          Total operating earnings basis
            adjustments............................  (119,075)     (4,127)     20,005
                                                     --------    --------    --------
Reported net income................................  $154,653    $239,813    $237,086
                                                     ========    ========    ========

---------------
(1) Included in other special charges (the "Other Special Charges") was $33.2 million associated with the Hostile Tender Offer and $28.0 million associated with the termination of the Holding Company's merger with Hudson.

     The Company achieved growth in operating earnings of $29.8 million, or 12.2%, for 2000, as compared with 1999, which followed an increase of $26.9 million, or 12.4%, for 1999 from 1998. The year-to-year increases were fueled by overall growth in revenues and, with respect to 2000 as compared with 1999, a reduction in general and administrative ("G&A") expense. Contributing to the improvements in operating earnings were the effects of internal factors and acquisitions consummated during 1999 (the "1999 Acquisitions"), the most significant of which were the acquisition in October of KeyBank National Association's Long Island banking franchise (the "KeyBank Branch Acquisition"), which included 28 branches, the Auto Business Acquisition in August and the acquisition in May of Lakeview Financial Corp., which operated 11 branches in northern New Jersey.

  Net Interest Income

     Net interest income on a taxable-equivalent basis amounted to $625.7 million for 2000, up $46.9 million, or 8.1%, from 1999, largely as a result of growth in average interest-earning assets of $2.1 billion, or 10.8%. For 1999, net interest income on a taxable-equivalent basis totaled $578.8 million, an increase of $51.3 million, or 9.7%, from the level in 1998. This increase was driven by growth in the net interest margin of 23 basis points.

     The Company's net interest margin, which was 2.84% for 2000, 2.91% for 1999 and 2.68% for 1998, is affected by many factors, including changes in the mix and relative levels of average interest-earning assets and average interest-bearing liabilities, interest rate fluctuations and derivative financial instruments utilized by the Company in managing its interest rate risk. The lower net interest margin in 2000, as compared with 1999, reflects a $207.2 million increase in the excess of average interest-bearing liabilities over average interest-earning assets, coupled with an increase in the cost of average interest-bearing liabilities of 62 basis points, which outpaced the growth in the yield on average interest-earning assets of 59 basis points, primarily due to the higher interest rate environment. The increased cost of average interest-bearing liabilities also reflected a greater reliance on borrowed funds, while the yield on average interest-earning assets benefited from favorable changes in the asset mix. The increase in the net interest margin in 1999 from 1998 was driven by a reduction of 36 basis points in the cost of average interest-bearing liabilities, resulting from the lower interest rate environment in 1999 as compared with 1998.

     The net interest margin levels in 2000 and 1999, as compared with the respective prior years, were favorably affected by the continuation of the Company's strategy to increase the percentage of its non-residential real estate loans receivable (which generally have higher yields than the Company's residential real estate loans receivable) to total loans receivable. For 2000, non-residential real estate loans represented 48.6% of total average loans receivable, up from 37.7% for 1999 and 26.1% for 1998, reflecting internal growth and the effects of the 1999 Acquisitions. The average balance of non-residential real estate loans increased $2.6 billion, or 51.5%, in 2000 from 1999 and $1.7 billion, or 49.8%, in 1999 from 1998, while residential real estate loans receivable declined $264.6 million, or 3.2%, in 2000 from 1999 and $1.2 billion, or 12.6%, in 1999 from 1998.

     The following table sets forth, for the years indicated, the Company's consolidated average statement of financial condition, net interest income, interest rate spread and net interest margin. The information in this table is presented on a tax-equivalent basis assuming a federal income tax rate of 35% and applicable state and local income tax rates. Non-accrual loans are included in average balances in the table.

                                            2000                                 1999
                             ----------------------------------   ----------------------------------
                                                        AVERAGE                              AVERAGE
                               AVERAGE                  YIELD/      AVERAGE                  YIELD/
                               BALANCE      INTEREST     COST       BALANCE      INTEREST     COST
                             -----------   ----------   -------   -----------   ----------   -------
                                                     (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
Loans:
  Loans held for sale......  $ 1,933,747   $  161,417    8.35%    $ 2,342,293   $  163,992    7.00%
  Loans receivable:
    Residential real
      estate...............    8,127,143      585,383    7.20       8,391,769      580,390    6.92
    Commercial real
      estate...............    3,803,491      313,733    8.25       2,967,934      228,571    7.70
    Consumer...............    2,780,949      235,778    8.48       1,617,255      132,213    8.18
    Business...............    1,103,599       98,706    8.94         489,232       39,740    8.12
                             -----------   ----------             -----------   ----------
        Total loans
          receivable.......   15,815,182    1,233,600    7.80      13,466,190      980,914    7.28
                             -----------   ----------             -----------   ----------
        Total loans........   17,748,929    1,395,017    7.86      15,808,483    1,144,906    7.24
                             -----------   ----------             -----------   ----------
Securities:
  MBS......................    3,458,475      250,115    7.23       3,328,408      222,385    6.68
  Other....................      779,938       57,873    7.42         696,144       50,604    7.27
                             -----------   ----------             -----------   ----------
        Total securities...    4,238,413      307,988    7.27       4,024,552      272,989    6.78
                             -----------   ----------             -----------   ----------
Money market investments...       15,628          985    6.31          28,212        1,511    5.36
                             -----------   ----------             -----------   ----------
        Total
          interest-earning
          assets...........   22,002,970    1,703,990    7.74      19,861,247    1,419,406    7.15
                             -----------   ----------             -----------   ----------
Other assets...............    2,548,041                            2,101,711
                             -----------                          -----------
Total assets...............  $24,551,011                          $21,962,958
                             ===========                          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING
  LIABILITIES:
Deposits:
  Core:
    Demand.................  $ 2,159,665        7,479    0.35     $ 1,887,867        7,253    0.38
    Savings................    2,324,711       50,224    2.16       2,351,428       51,498    2.19
    Money market...........    3,214,463      137,381    4.27       2,874,486      109,080    3.79
                             -----------   ----------             -----------   ----------
        Total core.........    7,698,839      195,084    2.53       7,113,781      167,831    2.36
                             -----------   ----------             -----------   ----------
  Time.....................    6,426,234      344,988    5.37       6,409,747      314,175    4.90
                             -----------   ----------             -----------   ----------
        Total deposits.....   14,125,073      540,072    3.82      13,523,528      482,006    3.56
                             -----------   ----------             -----------   ----------
Borrowed funds:
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase.............    3,646,103      234,507    6.43       3,175,249      163,682    5.15
  Other short-term
    borrowings.............    3,382,587      212,420    6.28       2,278,970      120,112    5.27
  Long-term debt...........    1,306,291       91,295    6.99       1,133,427       74,813    6.60
                             -----------   ----------             -----------   ----------
        Total borrowed
          funds............    8,334,981      538,222    6.46       6,587,646      358,607    5.44
        Total
          interest-bearing
          liabilities......   22,460,054    1,078,294    4.80      20,111,174      840,613    4.18
                             -----------   ----------             -----------   ----------
Other liabilities..........      444,179                              394,846
Stockholders' equity.......    1,646,778                            1,456,938
                             -----------                          -----------
Total liabilities and
  stockholders' equity.....  $24,551,011                          $21,962,958
                             ===========                          ===========
Net interest income........                $  625,696                           $  578,793
                                           ==========                           ==========
Interest rate spread.......                              2.94                                 2.97
Net interest margin........                              2.84                                 2.91

                                            1998
                             ----------------------------------
                                                        AVERAGE
                               AVERAGE                  YIELD/
                               BALANCE      INTEREST     COST
                             -----------   ----------   -------
                                   (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
Loans:
  Loans held for sale......  $ 2,898,297   $  210,083    7.25%
  Loans receivable:
    Residential real
      estate...............    9,597,357      664,319    6.92
    Commercial real
      estate...............    2,359,295      200,015    8.48
    Consumer...............      861,247       71,003    8.24
    Business...............      166,061       13,944    8.40
                             -----------   ----------
        Total loans
          receivable.......   12,983,960      949,281    7.31
                             -----------   ----------
        Total loans........   15,882,257    1,159,364    7.30
                             -----------   ----------
Securities:
  MBS......................    3,127,022      214,922    6.87
  Other....................      553,822       41,027    7.41
                             -----------   ----------
        Total securities...    3,680,844      255,949    6.95
                             -----------   ----------
Money market investments...      104,744        5,802    5.54
                             -----------   ----------
        Total
          interest-earning
          assets...........   19,667,845    1,421,115    7.23
                             -----------   ----------
Other assets...............    1,715,973
                             -----------
Total assets...............  $21,383,818
                             ===========
LIABILITIES AND STOCKHOLDER
INTEREST-BEARING
  LIABILITIES:
Deposits:
  Core:
    Demand.................  $ 1,824,434        8,797    0.48
    Savings................    2,322,103       49,537    2.13
    Money market...........    2,163,046       83,420    3.86
                             -----------   ----------
        Total core.........    6,309,583      141,754    2.25
                             -----------   ----------
  Time.....................    7,528,081      404,073    5.37
                             -----------   ----------
        Total deposits.....   13,837,664      545,827    3.94
                             -----------   ----------
Borrowed funds:
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase.............    1,803,181       99,851    5.54
  Other short-term
    borrowings.............    3,099,978      175,878    5.67
  Long-term debt...........      964,398       72,096    7.48
                             -----------   ----------
        Total borrowed
          funds............    5,867,557      347,825    5.93
        Total
          interest-bearing
          liabilities......   19,705,221      893,652    4.54
                             -----------   ----------
Other liabilities..........      349,691
Stockholders' equity.......    1,328,906
                             -----------
Total liabilities and
  stockholders' equity.....  $21,383,818
                             ===========
Net interest income........                $  527,463
                                           ==========
Interest rate spread.......                              2.69
Net interest margin........                              2.68

     The following table sets forth, for the years indicated, the changes in interest income on a taxable-equivalent basis and interest expense for each major component of interest-earning assets and interest-bearing liabilities and the amounts attributable to changes in average balances (volume) and average interest rates (rate). The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                        2000 VERSUS 1999                 1999 VERSUS 1998
                                 ------------------------------   ------------------------------
                                      INCREASE (DECREASE)              INCREASE (DECREASE)
                                 ------------------------------   ------------------------------
                                  DUE TO     DUE TO                DUE TO     DUE TO
                                  VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                 --------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS)
Interest income:
  Loans:
     Loans held for sale.......  $(31,220)  $ 28,645   $ (2,575)  $(39,135)  $ (6,956)  $(46,091)
     Loans receivable:
       Residential real
          estate...............   (18,630)    23,623      4,993    (83,381)      (548)   (83,929)
       Commercial real
          estate...............    68,000     17,162     85,162     48,111    (19,555)    28,556
       Consumer................    98,489      5,076    103,565     61,810       (600)    61,210
       Business................    54,573      4,393     58,966     26,266       (470)    25,796
                                 --------   --------   --------   --------   --------   --------
          Total loans
            receivable.........   202,432     50,254    252,686     52,806    (21,173)    31,633
                                 --------   --------   --------   --------   --------   --------
          Total loans..........   171,212     78,899    250,111     13,671    (28,129)   (14,458)
                                 --------   --------   --------   --------   --------   --------
  Securities:
     MBS.......................     8,921     18,809     27,730     13,572     (6,109)     7,463
     Other.....................     6,199      1,070      7,269     10,359       (782)     9,577
                                 --------   --------   --------   --------   --------   --------
          Total securities.....    15,120     19,879     34,999     23,931     (6,891)    17,040
                                 --------   --------   --------   --------   --------   --------
  Money market investments.....      (759)       233       (526)    (4,105)      (186)    (4,291)
                                 --------   --------   --------   --------   --------   --------
          Total interest
            income.............   185,573     99,011    284,584     33,497    (35,206)    (1,709)
                                 --------   --------   --------   --------   --------   --------
Interest expense:
  Deposits:
     Core:
       Demand..................       983       (757)       226        297     (1,841)    (1,544)
       Savings.................      (582)      (692)    (1,274)       631      1,330      1,961
       Money market............    13,689     14,612     28,301     27,018     (1,358)    25,660
                                 --------   --------   --------   --------   --------   --------
          Total core...........    14,090     13,163     27,253     27,946     (1,869)    26,077
                                 --------   --------   --------   --------   --------   --------
       Time....................       810     30,003     30,813    (56,738)   (33,160)   (89,898)
                                 --------   --------   --------   --------   --------   --------
          Total deposits.......    14,900     43,166     58,066    (28,792)   (35,029)   (63,821)
                                 --------   --------   --------   --------   --------   --------
Borrowed funds:
  Federal funds purchased and
     securities sold under
     agreements to
     repurchase................    26,524     44,301     70,825     71,166     (7,335)    63,831
  Other short-term
     borrowings................    66,148     26,160     92,308    (43,971)   (11,795)   (55,766)
  Long-term debt...............    11,894      4,588     16,482     11,749     (9,032)     2,717
                                 --------   --------   --------   --------   --------   --------
          Total borrowed
            funds..............   104,566     75,049    179,615     38,944    (28,162)    10,782
                                 --------   --------   --------   --------   --------   --------
          Total interest
            expense............   119,466    118,215    237,681     10,152    (63,191)   (53,039)
                                 --------   --------   --------   --------   --------   --------
Net interest income............  $ 66,107   $(19,204)  $ 46,903   $ 23,345   $ 27,985   $ 51,330
                                 ========   ========   ========   ========   ========   ========

  Provision for Loan Losses

     The provision for loan losses was $28.0 million for 2000, as compared with $29.5 million for 1999 and $32.0 million for 1998. The provision for loan losses is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk -- Allowance for Loan Losses").

  Non-Interest Income

     General. Non-interest income on a reported basis amounted to $468.1 million for 2000, as compared with $568.2 million and $525.0 million for 1999 and 1998, respectively. On an operating earnings basis, non-interest income was $555.5 million for 2000, down from $568.2 million for 1999, which had increased from $515.0 million for 1998. The changes in non-interest income on an operating earnings basis in 2000 from 1999 and in 1999 from 1998 reflect lower net gains on sales activities, the effects of which were partially offset in 2000 and more than offset in 1999, as compared with the respective prior years, by growth in all other non-interest income categories. On an operating earnings basis, non-interest income represented 47.1% of total revenues for 2000, as compared with 49.6% for 1999 and 49.4% for 1998.

     Loan Servicing and Production Fees. Loan servicing and production fees were $286.6 million for 2000, an increase of $19.1 million, or 7.1%, as compared with the prior year. For 1999, loan servicing and production fees totaled $267.5 million, representing growth of $68.0 million, or 34.1%, as compared with 1998.

     Loan servicing fees increased to $219.0 million for 2000 from $189.1 million for 1999 and $111.9 million for 1998. These increases were largely attributable to growth in the average balances of the loan servicing portfolio and, with respect to 1999 as compared with 1998, changes in its characteristics. At year-end 2000, the Company's portfolio of loans serviced for others (excluding loans being subserviced by the Company) amounted to $41.0 billion, as compared with $37.1 billion one-year earlier and $27.0 billion at the end of 1998. This portfolio consists substantially of residential real estate loans, the underlying weighted average coupon rates of which were 7.40%, 7.25% and 7.37% at December 31, 2000, 1999 and 1998, respectively. In connection with its sales of loan servicing rights, the Company was subservicing $3.1 billion of loans at the end of 2000, as compared with $1.3 billion at the end of 1999 and $7.9 billion at the end of 1998. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the servicing rights.

     Loan production fees amounted to $67.6 million for 2000, as compared with $78.4 million for 1999 and $87.6 million for 1998. The declines principally reflect reductions in residential real estate loan production to $19.8 billion for 2000 from $22.4 billion for 1999 and $30.5 billion for 1998, which occurred primarily due to changes in the long-term interest rate environment.

     Banking Service Fees. Banking service fees totaled $64.9 million for 2000, up from $51.8 million for 1999 and $41.4 million for 1998. The increase of $13.1 million, or 25.4%, in 2000 from 1999 was primarily reflective of higher transaction levels, including as a result of the 1999 Acquisitions, coupled with changes in the Company's fee structure. The growth in banking service fees of $10.4 million, or 25.0%, in 1999 from 1998 was also driven by these factors, as well as by the introduction of certain fee-based services.

     Securities and Insurance Brokerage Fees. Securities and insurance brokerage fees were $40.8 million for 2000, which was $4.1 million, or 11.2%, higher than the level in 1999. For 1999, securities and insurance brokerage fees amounted to $36.7 million, an increase of $4.0 million, or 12.1%, from 1998. These increases primarily reflect growth in annuity sales, due in part to the 1999 Acquisitions, and with respect to 1999 as compared with 1998, higher sales of life insurance products.

     Loss Upon Designation for Sale of MBS Available for Sale. The Company recorded an other than temporary impairment in value loss of $87.4 million during the third quarter of 2000 upon the designation for sale of $1.8 billion of MBS available for sale in connection with the MBS Sales Initiative.

     Net Gains on Sales Activities. Net gains on sales activities, which are largely associated with loans held for sale, amounted to $147.8 million for 2000, as compared with $200.4 million for 1999 and $244.5 million for 1998.

     Net gains associated with loans held for sale totaled $127.5 million for 2000, down from $186.1 million for 1999, which followed a decline from $217.3 million for 1998. The year-to-year reductions in such net gains were substantially the result of lower levels of loan sales. During 2000, the Company sold $17.2 billion of loans held for sale, as compared with $22.5 billion during 1999 and $26.8 billion during 1998.

     Net gains related to securities available for sale totaled $2.4 million for 2000, as compared with $2.1 million for 1999 and $21.9 million for 1998. The net gains during 1998 were substantially associated with sales of $1.9 billion of securities, including virtually all of the $1.4 billion of MBS that had been designated for sale in connection with the transfer of the Company's entire securities held to maturity portfolio to its securities available for sale portfolio as part of a balance sheet restructuring initiative implemented in December 1997.

     Net gains on sales of mortgage servicing rights totaled $12.4 million for 2000, as compared with $12.1 million for 1999 and $2.0 million for 1998. The Company sold $7.7 billion of mortgage servicing rights during 2000, $7.0 billion during 1999 and $13.3 billion during 1998. The Company sells mortgage servicing rights principally in connection with its mortgage servicing assets risk-management program, as well as opportunistically in response to market conditions.

     Net gains on sales activities for 1998 included a gain of $9.5 million on the sale, in 1998, of the Bank's sole remaining Florida branch. At the time of sale, this branch had deposits of $207.2 million.

     All other net gains (losses) were $5.6 million, $0.1 million and $(6.2) million for 2000, 1999 and 1998, respectively, and resulted from, among other things, sales of premises and equipment, trading activities and the termination of certain derivative financial instrument agreements.

     Other. Other non-interest income was $15.3 million in 2000, as compared with $11.8 million in 1999 and $6.9 million in 1998. The year-to-year increases were substantially associated with income derived from a bank-owned life insurance program. In general, under this program, the Company purchases, owns, and is the beneficiary of insurance policies on the lives of certain employees who consent to being covered under the program in order to help defray certain costs associated with the Company's employee benefit plans.

  Non-Interest Expense

     General. Non-interest expense amounted to $826.4 million for 2000. Excluding the Restructuring Charge and the Other Special Charges, non-interest expense for 2000 was $727.1 million, down $3.7 million from 1999. Non-interest expense amounted to $730.8 million for 1999, a $65.1 million increase as compared with 1998.

     G&A Expense. G&A expense for 2000, which was not materially impacted by the Expense Reduction Initiative, amounted to $562.3 million, a reduction of $27.1 million from 1999. This decrease was principally due to lower mortgage banking-related expenses, productivity and efficiency improvements, cost control efforts and the elimination of expenses associated with the Company's plan to prepare its computer systems for the year 2000 (the "Year 2000 Plan"), the effects of which more than offset additional expenses related to the 1999 Acquisitions. G&A expense totaled $589.5 million for 1999, up $27.6 million as compared with 1998. This increase was driven by higher mortgage banking-related expenses and the 1999 Acquisitions. The Company's efficiency ratio improved to 47.7% for 2000 from 51.4% for 1999 and 54.6% for 1998.

     Compensation and employee benefits expense for 2000, which totaled $303.8 million, was virtually unchanged from 1999 as a result of the net effect of numerous factors, the most significant of which were staff additions associated with the 1999 Acquisitions and a reduction in average mortgage banking-related full-time equivalent employees. The lower level of average mortgage banking-related full-time equivalent employees was largely due to significant staff reductions during the second half of 1999 in response to a slowing of residential real estate loan production. Compensation and employee benefits in 1999 had increased $33.7 million from $270.1 million in 1998, primarily due to a higher average number of full-time equivalent employees. The growth in average full-time equivalent employees was largely associated with the Company's mortgage banking operations, due to a higher level of full-time equivalent employees during the first half of 1999, and the 1999 Acquisitions. At the end of 2000, the Company had 6,476 full-time equivalent employees, down from 6,928 one-year earlier, which had declined from 7,123 at the end of 1998. Contributing to the decline during 2000 were staff reductions associated with the Expense Reduction Initiative.

     Occupancy and equipment expense totaled $111.4 million for 2000, an increase of $7.7 million as compared with 1999. The higher expense level was primarily driven by the 1999 Acquisitions. For 1999, occupancy and equipment expense was $103.7 million, up from $92.5 million for 1998. This increase was largely due to a rise in rent expense as a result of a higher average level of residential real estate loan production facilities (despite a scaling back of such facilities during the second half of 1999), the 1999 Acquisitions and normal rental increases. Also contributing to the expense growth in 1999 from 1998, although to a lesser extent, was higher amortization and depreciation expense associated with, among other factors, technology-related initiatives and the 1999 Acquisitions.

     Other G&A expense was $147.1 million for 2000, down $35.0 million, or 19.2%, from 1999. A variety of factors contributed to this decline, which occurred despite the effects of the 1999 Acquisitions, including cost control efforts, a decrease in residential real estate lending expenses, as well as Year 2000 Plan expenses incurred during 1999. Other G&A expense for 1999, which amounted to $182.1 million, was down $17.3 million, or 8.7%, as compared with 1998. Contributing significantly to this decline was a lower level of Year 2000 Plan expenses. The following table provides details of other G&A expense for the year ended December 31 (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Data processing and telecommunications.............  $ 48,038    $ 48,555    $ 43,782
Postage and messenger services.....................    17,060      17,257      16,846
Marketing and promotional..........................    14,080      16,475      20,785
Professional services..............................    13,097      18,318      22,107
Stationery, printing and supplies..................    11,135      12,738      13,366
Year 2000 Plan.....................................        --       5,491      16,197
Other..............................................    43,695      63,225      66,266
                                                     --------    --------    --------
Total other general and administrative expense.....  $147,105    $182,059    $199,349
                                                     ========    ========    ========

     Amortization of Mortgage Servicing Assets. Amortization of mortgage servicing assets amounted to $131.2 million for 2000, as compared with $122.8 million for 1999 and $92.3 million for 1998. These increases were driven by growth in the average balance of mortgage servicing assets, the effects of which were partially offset by an overall slowing of prepayment activity of the loans underlying the Company's mortgage servicing assets in 2000 and 1999, as compared with the respective prior years. The Company was not required to recognize impairment of its mortgage servicing assets during 2000, 1999 or 1998. The Company's mortgage servicing assets (including related derivative financial instruments hedging such assets) had a carrying value of $1.0 billion at December 31, 2000, which was approximately $10 million less than the estimated fair value of such assets at that date.

     In a declining long-term interest rate environment, actual or expected prepayments of the loans underlying the Company's mortgage servicing assets portfolio may increase, which could have an adverse impact on the value of such assets. In connection therewith, the Company uses certain derivative financial instruments to hedge its mortgage servicing assets (see "Asset/Liability Management -- Derivative Financial Instruments"). The Company has also sold certain of its mortgage servicing rights in an effort to reduce the prepayment risk associated with its mortgage servicing assets.

     Amortization of Goodwill. Amortization of goodwill was $33.5 million for 2000, up from $18.5 million for 1999, which had increased from $11.5 million for 1998. These increases were attributable to the 1999 Acquisitions.

     During 2000, the Company recognized goodwill impairment of $1.3 million in connection with the Expense Reduction Initiative, which is reflected under the caption "Restructuring and other special charges" in the Consolidated Statements of Income.

     Restructuring and Other Special Charges. During 2000, the Company recorded the Restructuring Charge of $38.1 million in connection with the Expense Reduction Initiative. This charge was comprised of $16.4 million of personnel costs, consisting of severance payments and related benefit and outplacement services for the approximately 330 employees to be terminated, and $21.7 million associated with the consolidation or disposal of certain facilities, including $1.3 million of goodwill impairment related to facilities acquired in the 1999 Acquisitions. The Company does not currently expect to incur any further restructuring charges in connection with the Expense Reduction Initiative.

     The Company also recorded the Other Special Charges of $61.2 million during 2000 as a result of the Hostile Tender Offer and the termination of the merger with Hudson. These charges included: (i) $18.8 million of legal, advisory and proxy solicitation expenses incurred in defending against the Hostile Tender Offer; (ii) $14.4 million related to the accelerated vesting of restricted Common Stock triggered by the Hostile Tender Offer; (iii) $15.0 million associated with a minimum fee to be paid by the Holding Company to Hudson pursuant to the agreement to terminate the merger (the "Merger Termination Agreement"); and (iv) $13.0 million of legal, advisory, integration and other expenses incurred in connection with the terminated merger with Hudson.

     Under the terms of the Merger Termination Agreement, the Holding Company and Hudson agreed to cancel the stock options granted to each other in connection with their agreement to merge and to release each other from any claims related to these arrangements. In light of the fact that the Hostile Tender Offer was an "initial triggering event" under the stock option the Holding Company originally issued to Hudson in connection with the related merger agreement (the "Stock Option"), the Holding Company, under the terms of the Merger Termination Agreement, has agreed to pay Hudson from $50.0 million to $92.0 million if certain events occur before October 28, 2001, including if the Holding Company is acquired by, merges with, or sells a substantial amount of its assets to another company (the "Subsequent Transaction Fee"). The circumstances are parallel to those that would have allowed Hudson to exercise the Stock Option and the amounts owed are generally less than or equal to the amounts that would have been due under the Stock Option, which had no upper limit. The Merger Termination Agreement also provides for a payment of $30.0 million by the Holding Company to Hudson if the Holding Company sells a significant subsidiary (as defined in the Merger Termination Agreement) before the same date (the "Subsidiary Transaction Fee"). Any Subsidiary Transaction Fee paid will be deducted from any Subsequent Transaction Fee payment due. If none of these circumstances occurs before October 28, 2001, the Merger Termination Agreement provides for a $15.0 million payment by the Holding Company to Hudson (which, as noted above, is included in the Other Special Charges).

  Income Tax Expense

     On a reported basis, the Company recognized income tax expense of $82.4 million for 2000, as compared with $142.5 million for 1999 and $113.5 million for 1998. The year-to-year variances reflect changes in both pre-tax income and the Company's effective income tax rates. On a reported basis, the Company's effective income tax rates were 34.7% for 2000, 36.9% for 1999 and 32.0% for 1998, which was favorably affected by a restructuring of assets within the legal entities that comprise the Company's affiliated group. On an operating earnings basis, the Company's effective income tax rates were 35.4%, 36.9% and 37.0% for 2000, 1999 and 1998, respectively.

  Extraordinary Items

     During each of 1999 and 1998, the Company recognized after-tax extraordinary losses of $4.1 million on the early extinguishment of certain long-term debt. On a pre-tax basis, these losses amounted to $7.2 million in 1999 and $7.1 million in 1998.

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

     The following table sets forth operating revenue (which consists of net interest income after the provision for loan losses plus non-interest income) and operating earnings of the Company's business segments for the year ended December 31 (dollars in thousands):

                                                                                          TOTAL
                                     RETAIL     COMMERCIAL    MORTGAGE    INVESTMENT    REPORTABLE
                                    BANKING      BANKING      BANKING     PORTFOLIO      SEGMENTS
                                    --------    ----------    --------    ----------    ----------
2000:
  Operating revenue...............  $534,713     $143,189     $475,027     $54,651      $1,207,580
  Operating earnings..............   172,716       60,501       45,731      32,416         311,364
  Percentage of segment operating
     earnings to total operating
     earnings of reportable
     segments.....................      55.5%        19.4%        14.7%       10.4%          100.0%
1999:
  Operating revenue...............  $451,568     $113,683     $541,451     $40,855      $1,147,557
  Operating earnings..............   139,269       49,863       50,692      22,327         262,151
  Percentage of segment operating
     earnings to total operating
     earnings of reportable
     segments.....................      53.1%        19.0%        19.4%        8.5%          100.0%
1998:
  Operating revenue...............  $413,148     $ 85,322     $531,996     $37,602      $1,068,068
  Operating earnings..............   120,244       37,373       79,417      19,238         256,272
  Percentage of segment operating
     earnings to total operating
     earnings of reportable
     segments.....................      46.9%        14.6%        31.0%        7.5%          100.0%

     The following table sets forth assets of the Company's business segments at December 31 (in thousands):

                                                                                         TOTAL
                               RETAIL       COMMERCIAL     MORTGAGE     INVESTMENT    REPORTABLE
                               BANKING       BANKING       BANKING      PORTFOLIO      SEGMENTS
                             -----------    ----------    ----------    ----------    -----------
2000.......................  $11,152,347    $5,331,977    $4,730,444    $3,799,801    $25,014,569
1999.......................   10,902,442     4,588,273     3,362,991     4,440,909     23,294,615
1998.......................    9,833,981     2,852,929     5,464,037     3,790,691     21,941,638

     For reconciliations of total business segment data to consolidated totals, see Note 23 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

  Retail Banking

     The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and a portfolio of residential real estate loans receivable.

     The Retail Banking segment's operating earnings for 2000 totaled $172.7 million, an increase of 24.0% from $139.3 million in 1999, which had increased 15.8% from $120.2 million in 1998. The increased operating earnings for this segment primarily reflect a greater contribution from retail deposits, which was driven by growth in core deposits, higher levels of banking service fees and securities and insurance brokerage fees and growth in average consumer loans receivable. These factors principally reflect the impact of the 1999 Acquisitions and internal factors.

     Average retail deposits amounted to $12.8 billion in 2000, compared with $12.3 billion in 1999 and $12.4 billion in 1998. The increase from 1999 to 2000 primarily reflects growth in core deposits, due, in large part, to the 1999 Acquisitions. The decline from 1998 to 1999 was attributable to a decrease in time deposits, partially offset by an increase in core deposits.

     The average balance of consumer loans increased to $2.8 billion in 2000 from $1.6 billion in 1999 and $861.2 million in 1998. These increases were primarily due to the Auto Business Acquisition and the origination of home equity loans through the Company's national retail distribution network.

     The average balance of the residential real estate loans receivable portfolio decreased to $8.1 billion in 2000 from $8.4 billion in 1999 and $9.6 billion in 1998. These declines are consistent with the Company's strategy of reducing the percentage of such loans to total loans receivable.

  Commercial Banking

     The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers.

     The Commercial Banking segment's operating earnings totaled $60.5 million in 2000, an increase of 21.3% from $49.9 million in 1999, which followed an increase of 33.4% from $37.4 million in 1998. These increases reflect internal growth of both commercial real estate lending and business lending, coupled with the benefits from the 1999 Acquisitions. As a result, the average balance of commercial real estate and business loans outstanding increased, in the aggregate, by $1.4 billion in 2000 and $0.9 billion in 1999, as compared with the corresponding prior years. Along with the growth in loans came a higher level of Commercial Banking segment related-deposits, consisting mostly of lower costing deposit products. The average balance of these deposits totaled $608.8 million in 2000, up 63.4% from $372.6 million in 1999, which had increased 46.4% from $254.5 million in 1998.

  Mortgage Banking

     The Mortgage Banking segment's activities include the production of residential real estate loans for sale into the secondary market and, to a far lesser degree, for the Company's portfolio, and servicing loans for the Company and others.

     For 2000, the operating earnings of the Mortgage Banking segment totaled $45.7 million, a decline from $50.7 million in 1999 and $79.4 million in 1998. These declines mainly reflect the impact of lower levels of loan production and loan sales, the effects of which were partially offset by higher loan servicing income.

  Investment Portfolio

     The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity and interest rate risk and credit risk management processes. In addition, this segment includes FHLBNY stock required to be held by the Bank as a member of the FHLBNY.

     The Investment Portfolio segment's operating earnings totaled $32.4 million for 2000, as compared with $22.3 million in 1999 and $19.2 million in 1998. The increase from 1999 to 2000 primarily reflects higher net interest income, particularly due to higher yields and growth in securities, partially offset by higher funding costs. The increase from 1998 to 1999 was principally attributable to higher net interest income, primarily from growth in securities and reduced funding costs, partially offset by lower yields on securities and decreased gains from securities sales.

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

  Market Risk

     In general, market risk is the sensitivity of income to variations in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices, such as prices of equities. The Company's market rate sensitive instruments include interest-earning assets, mortgage servicing assets, interest-bearing liabilities and derivative financial instruments.

     The Company enters into market rate sensitive instruments in connection with its various business operations, particularly its mortgage banking activities. Loans originated, and the related commitments to originate loans that will be sold, represent market risk that is realized in a short period of time, generally two to three months.

     The Company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, the relative repricing characteristics of its interest-earning assets and interest-bearing liabilities, as well as depositors' choices. Changes in these interest rates will result in changes in the Company's earnings and the market value of its assets and liabilities. The Company does not have any exposure to foreign exchange rate risk or commodity price risk. Movements in equity prices may have an indirect effect on certain of the Company's business activities or the value of credit sensitive loans and securities.

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

     The sensitivity of the Company's net interest income to interest rates is driven by the mismatch between the term to maturity or repricing of its interest-earning assets and that of its interest-bearing liabilities. Historically, the Company's interest-bearing liabilities have repriced or matured, on average, sooner than its interest-earning assets.

     The Company is also exposed to interest rate risk arising from the "option risk" embedded in many of the Company's interest-earning assets. For example, mortgage loans and the loans underlying MBS may contain prepayment options, interim and lifetime interest rate caps and other such features affected by changes in interest rates. Prepayment option risk affects mortgage-related assets in both rising and falling interest rate environments as the financial incentive to refinance a mortgage loan is directly related to the level of the existing interest rate on the loan relative to current market interest rates.

     Extension risk on mortgage-related assets is the risk that the duration of such assets may increase as a result of lower prepayments due to rising interest rates or decline as a result of higher prepayments due to falling interest rates. Certain mortgage-related assets are more sensitive to changes in interest rates than others, resulting in a higher risk profile. Because the Company's interest-bearing liabilities are not affected in a complementary fashion, the gap between the duration of the Company's interest-earning assets and interest-bearing liabilities generally increases as interest rates rise and decreases as interest rates fall. In addition, in a rising interest rate environment, adjustable-rate assets may reach interim or lifetime interest rate caps, thereby limiting the amount of their upward adjustment, which effectively lengthens the duration of such assets.

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

     As further discussed below, in evaluating and managing its interest rate risk, the Company employs simulation models to help assess its interest rate risk exposure and the impact of alternate interest rate scenarios, which consider the effects of adjustable-rate loan indices, periodic and lifetime interest rate adjustment caps, estimated loan prepayments, anticipated deposit retention rates and other dynamics of the Company's portfolios of interest-earning assets and interest-bearing liabilities.

  Derivative Financial Instruments

     The Company currently uses a variety of derivative financial instruments to assist in managing the interest rate risk exposures in its net interest income, mortgage servicing assets, and loans held for sale and related loan commitment pipeline. While the Company's use of derivative financial instruments in managing its interest rate exposures has served to mitigate the unfavorable effects that changes in interest rates may have on its results of operations, the Company continues to be subject to interest rate risk.

     The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At December 31, 2000, the Company used the following derivative financial instruments in its efforts to reduce the effects on net interest income of its repricing risk: (i) interest rate swaps, where, based on the specified notional amount, the Company makes fixed-rate payments and receives variable-rate payments, all of which are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate caps, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a designated market interest rate (substantially one-month LIBOR) over a specified strike rate, as applied to the specified notional amount; (iii) interest rate cap corridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the specified notional amount; and (iv) short sales of MBS. In addition, the Company, in connection with its issuance of time deposits with various call features, has entered into pay variable (based on three-month LIBOR less a margin, the weighted average of which was approximately 16 basis points)/receive fixed interest rate swaps with matching call features that, considered together with the related time deposits, results in short-term repricing liabilities. The Company uses these time deposits to replace short-term repricing wholesale funds.

     At December 31, 2000, the Company used the following derivative financial instruments to protect against the adverse impact on the value of the Company's mortgage servicing assets of declines in long-term interest rates and the consequent increase in mortgage loan prepayment rates: (i) interest rate swaps, where the Company receives a fixed rate and pays a variable rate tied to one-or three-month LIBOR; (ii) interest rate swaptions, where, in exchange for the payment of a premium to the counterparty, the Company, has the right, but not the obligation, to enter into pay variable/receive fixed interest rate swap agreements at a future date; (iii) principal-only swaps, where the Company: (a) receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR plus 16 basis points as applied to the specified notional amount; and (b) pays or receives changes in the market value of the underlying principal-only security; (iv) interest rate floors, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over a designated market interest rate (generally constant maturity Treasury or swap indices), as applied to the specified notional amount; and (v) interest rate flooridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which the ten year Constant Maturity Swap rate is below a specified strike rate up to a minimum rate, as applied to the specified notional amount.

     In addition, the Company hedges the interest rate risk associated with the production and sale of loans into the secondary market. Adverse market interest rate changes between the time a rate-lock commitment is granted to a customer and the time the loan is sold to an investor can erode the value of that loan. Therefore, the Company enters into forward sales transactions and purchases put options to hedge its loans held for sale and the related loan commitment pipeline.

     The following table sets forth the derivative financial instruments used by the Company at December 31, 2000 for interest rate risk-management purposes, segregated by the activities that they hedge (dollars in thousands):

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                            --------------
                                                  NOTIONAL     ESTIMATED    PAY    RECEIVE
                                                   AMOUNT      FAIR VALUE   RATE    RATE
                                                 -----------   ----------   ----   -------
Net interest income risk-management
  instruments:
  Pay fixed/receive variable interest rate
     swaps hedging:
     Securities available for sale(1)..........  $   603,255    $(23,534)   6.93%   6.68%
     Loans receivable(1).......................    1,650,419     (34,352)   6.41    6.69
     Short-term borrowings(1)..................      830,000      (7,219)   6.58    6.75
  Pay variable/receive fixed interest rate
     swaps hedging time deposits(1)............       85,000         464    6.55    7.93
  Interest rate caps hedging loans
     receivable(2).............................       87,846          32      --      --
  Interest rate cap corridors hedging:
     Securities available for sale(3)..........       14,000         202      --      --
     Loans receivable(3).......................       65,378         756      --      --
  Short sales hedging securities available for
     sale......................................      237,500      (2,406)     --      --
                                                 -----------    --------
          Total net interest income
            risk-management instruments........    3,573,398     (66,057)
                                                 -----------    --------

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                            --------------
                                                  NOTIONAL     ESTIMATED    PAY    RECEIVE
                                                   AMOUNT      FAIR VALUE   RATE    RATE
                                                 -----------   ----------   ----   -------
Mortgage servicing assets risk-management
  instruments:
  Pay variable/receive fixed interest rate
     swaps(1)..................................      737,000      (1,505)   6.63    5.99
  Interest rate swaptions(4)...................    1,000,000      10,912      --      --
  Principal-only swaps(1)......................       27,278         533    6.87    4.95
  Interest rate floors(5)......................    3,540,000      73,446      --      --
  Interest rate flooridors(6)..................      900,000       6,843      --      --
                                                 -----------    --------
          Total mortgage servicing assets risk-
            management instruments.............    6,204,278      90,229
                                                 -----------    --------
Loans held for sale and related loan commitment
  pipeline risk-management instruments:
     Forward contracts.........................    3,471,598     (29,818)     --      --
     Put options purchased.....................      150,000         211      --      --
                                                 -----------    --------
          Total loans held for sale and related
            loan commitment pipeline
            risk-management instruments........    3,621,598     (29,607)
                                                 -----------    --------
          Total interest rate risk-management
            instruments........................  $13,399,274    $ (5,435)
                                                 ===========    ========

---------------
(1) Variable rates are presented on the basis of rates in effect at December 31, 2000; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) The weighted average strike rate was 6.97%.

(3) The weighted average strike rate was 5.94% and the weighted average maximum rate was 7.44%.

(4) The weighted average strike rate was 7.35%.

(5) The weighted average strike rate was 6.24%.

(6) The weighted average strike rate was 5.68% and the weighted average minimum rate was 4.68%.

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

     The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative financial instruments at December 31, 2000. The amount of each asset, liability or derivative financial instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                    PROJECTED REPRICING
                                              -------------------------------
                                                          OVER ONE
                                                          THROUGH      OVER
                                              ONE YEAR     THREE       THREE
                                              OR LESS      YEARS       YEARS      TOTAL
                                              --------    --------    -------    -------
                                                        (DOLLARS IN MILLIONS)
Interest-earning assets:
  Loans held for sale.......................  $ 2,805     $    --     $    --    $ 2,805
  Loans receivable..........................    7,246       4,111       4,930     16,287
  MBS.......................................      860         467       1,222      2,549
  Other.....................................      353           5         426        784
                                              -------     -------     -------    -------
          Total interest-earning assets.....   11,264       4,583       6,578     22,425
                                              -------     -------     -------    -------
Interest-bearing liabilities:
  Deposits..................................    6,772       3,212       3,993     13,977
  Borrowed funds............................    8,400         776         326      9,502
                                              -------     -------     -------    -------
          Total interest-bearing
            liabilities.....................   15,172       3,988       4,319     23,479
                                              -------     -------     -------    -------
Periodic gap before impact of derivative
  financial instruments.....................   (3,908)        595       2,259     (1,054)
Impact of derivative financial
  instruments...............................    2,645        (910)     (1,735)        --
                                              -------     -------     -------    -------
Periodic gap................................  $(1,263)    $  (315)    $   524    $(1,054)
                                              =======     =======     =======    =======
Cumulative gap..............................  $(1,263)    $(1,578)    $(1,054)
                                              =======     =======     =======
Cumulative gap as a percentage of total
  assets....................................     (4.9)%      (6.1)%      (4.1)%

     The Company also utilizes complex simulation models to perform a sensitivity analysis by which it estimates the potential change in its net interest income over selected time periods resulting from hypothetical changes in interest rates. This analysis evaluates the interest rate sensitivity of all of the Company's interest-earning assets, interest-bearing liabilities and derivative financial instruments by measuring the impact of changing rates on 12-month projected interest income and interest expense. The Company estimates that, over a 12-month period, its net interest income would decrease by approximately 2% and increase by approximately 1% in the event of an instantaneous and sustained 100 basis point increase and decrease in interest rates, respectively.

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

  Non-Performing Assets

     The Company's non-performing assets, which consist of non-accrual loans and other real estate owned ("ORE"), net, amounted to $87.5 million at December 31, 2000, up slightly from the end of 1999. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectability of contractual principal or interest payments is doubtful. When a loan is placed on non-accrual status, any accrued but unpaid interest income on the loan is reversed and future interest income on the loan is recognized only if actually received by the Company and full collection of principal is not in doubt. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated. Loans modified in a troubled debt restructuring ("TDR") that have demonstrated a sufficient payment history to warrant return to performing status are not included within non-accrual loans (see "Loans Modified in a TDR").

     The Company generally has pursued a loan-by-loan/property-by-property disposition strategy with respect to its non-performing assets, while also considering the appropriateness of alternate disposition strategies, including bulk sales of non-performing assets, such as approximately $53 million of non-performing loans sold in December 1998 and approximately $126 million of non-performing residential real estate assets sold in May 1997 (collectively, the "NPA Sales")

     The following table presents the components of the Company's non-performing assets at December 31 (dollars in thousands):

                                          2000      1999      1998       1997       1996
                                         -------   -------   -------   --------   --------
Non-accrual loans:
  Residential real estate:
     Permanent.........................  $40,887   $50,991   $37,261   $ 90,488   $163,156
     Construction......................      184       302       510        510        635
                                         -------   -------   -------   --------   --------
          Total residential real
            estate.....................   41,071    51,293    37,771     90,998    163,791
                                         -------   -------   -------   --------   --------
  Commercial real estate:
     Permanent.........................    2,348     5,049    11,833     21,601     17,375
     Construction......................       --       159       159        159      3,672
                                         -------   -------   -------   --------   --------
          Total commercial real
            estate.....................    2,348     5,208    11,992     21,760     21,047
                                         -------   -------   -------   --------   --------
  Consumer.............................    8,392    10,424     5,292      5,719      6,645
  Business.............................   15,352     2,437        56        511        107
                                         -------   -------   -------   --------   --------
          Total non-accrual loans......   67,163    69,362    55,111    118,988    191,590
                                         -------   -------   -------   --------   --------
ORE, net:
  Residential real estate..............   19,549     9,910    14,981     19,990     35,187
  Commercial real estate...............      823     6,781    13,251      7,771     18,068
                                         -------   -------   -------   --------   --------
          Total ORE, net...............   20,372    16,691    28,232     27,761     53,255
                                         -------   -------   -------   --------   --------
Total non-performing assets............  $87,535   $86,053   $83,343   $146,749   $244,845
                                         =======   =======   =======   ========   ========
Non-performing assets to total
  assets...............................     0.34%     0.36%     0.37%      0.67%      1.30%
Non-accrual loans to loans
  receivable...........................     0.41      0.46      0.43       0.92       1.78

     The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at December 31, 2000, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                                     DELINQUENCY PERIOD
                                                -----------------------------
                                                30 - 59    60 - 89
                                                 DAYS       DAYS       TOTAL
                                                -------    -------    -------
Residential real estate.......................  $27,471    $ 9,835    $37,306
Commercial real estate........................    2,744         32      2,776
Consumer......................................   20,189      6,207     26,396
Business......................................    4,092      1,238      5,330
                                                -------    -------    -------
Total.........................................  $54,496    $17,312    $71,808
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

     The following table sets forth the Company's loans that have been modified in a TDR, excluding those classified as non-accrual loans, at December 31 (in thousands):

                                   2000       1999       1998       1997        1996
                                  -------    -------    -------    -------    --------
Residential real estate.........  $ 6,651    $ 5,520    $ 6,159    $37,532    $ 42,684
Commercial real estate..........    5,800      5,800      6,039     46,677     170,323
                                  -------    -------    -------    -------    --------
Total loans modified in a TDR...  $12,451    $11,320    $12,198    $84,209    $213,007
                                  =======    =======    =======    =======    ========

  Allowance for Loan Losses

     The Company's allowance for loan losses, which amounted to $144.4 million at December 31, 2000, is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loans receivable portfolio. In determining the appropriate level of the allowance for loan losses and, accordingly, the level of the provision for loan losses, the Company reviews its loans receivable portfolio on at least a quarterly basis, taking into account its non-accrual loans, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions. While the Company believes that the allowance for loan losses is adequate, additions to the allowance for loan losses may be necessary in the event of future adverse changes in economic and other conditions that the Company is unable to predict.

     The following table sets forth the activity in the Company's allowance for loan losses for the year ended December 31 (dollars in thousands):

                                2000        1999        1998        1997        1996
                              --------    --------    --------    --------    --------
Balance at beginning of
  year......................  $140,296    $105,081    $104,718    $106,495    $128,295
Provision for loan
  losses(1).................    28,000      29,500      32,000      49,000      41,000
Additions due to
  acquisitions..............        --      19,277          --      13,249          --
Loan charge-offs:
  Residential real
     estate(2)..............   (14,912)    (14,681)    (34,175)    (61,235)    (52,191)
  Commercial real estate....      (487)     (1,329)     (2,956)     (5,984)    (13,244)
  Consumer..................   (13,542)     (5,892)     (2,891)     (4,161)     (5,371)
  Business..................    (1,647)        (82)        (45)       (228)       (490)
                              --------    --------    --------    --------    --------
     Total loan
       charge-offs..........   (30,588)    (21,984)    (40,067)    (71,608)    (71,296)
                              --------    --------    --------    --------    --------
Loan recoveries:
  Residential real estate...     1,566       2,517       3,465       3,652       5,093
  Commercial real estate....     1,433       3,707       3,292       2,006         977
  Consumer..................     3,583       2,171       1,629       1,833       2,292
  Business..................        72          27          44          91         134
                              --------    --------    --------    --------    --------
     Total loan
       recoveries...........     6,654       8,422       8,430       7,582       8,496
                              --------    --------    --------    --------    --------
     Net loan charge-offs...   (23,934)    (13,562)    (31,637)    (64,026)    (62,800)
                              --------    --------    --------    --------    --------
Balance at end of year......  $144,362    $140,296    $105,081    $104,718    $106,495
                              ========    ========    ========    ========    ========
Net loan charge-offs during
  the year to average loans
  receivable outstanding
  during the year...........      0.15%       0.10%       0.24%       0.55%       0.61%
Allowance for loan losses to
  loans receivable at year
  end.......................      0.89        0.92        0.82        0.81        0.99
Allowance for loan losses
  to non-accrual loans at
  year end..................    214.94      202.27      190.67       88.01       55.58

---------------
(1) The provision for loan losses for 1997 included $14.0 million associated with the NPA Sales.

(2) Residential real estate loan charge-offs for 1998 and 1997 included $9.1 million and $35.8 million, respectively, associated with the NPA Sales.

     The following table sets forth, at December 31 for the years indicated, the Company's allocation of the allowance for loan losses by category of loans receivable and the percentage of each category of loans receivable to total loans receivable (dollars in thousands):

                                2000        1999        1998        1997        1996
                              --------    --------    --------    --------    --------
Allocation of allowance for
  loan losses(1):
  Residential real estate...  $ 47,879    $ 62,625    $ 47,509    $ 49,494    $ 59,228
  Commercial real estate....    48,836      43,360      42,430      47,394      39,872
  Consumer..................    23,652      22,836       5,262       4,724       5,652
  Business..................    23,995      11,475       3,880       1,606       1,743
  Unallocated...............        --          --       6,000       1,500          --
                              --------    --------    --------    --------    --------
Total allowance for loan
  losses....................  $144,362    $140,296    $105,081    $104,718    $106,495
                              ========    ========    ========    ========    ========
Loans receivable category to
  total loans receivable:
  Residential real estate...      48.6%       53.9%       70.0%       75.8%       75.2%
  Commercial real estate....      25.5        22.9        20.1        17.4        17.6
  Consumer..................      18.7        16.4         7.6         6.0         6.8
  Business..................       7.2         6.8         2.3         0.8         0.4
                              --------    --------    --------    --------    --------
Total.......................     100.0%      100.0%      100.0%      100.0%      100.0%
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

  MBS

     Of the $2.5 billion carrying value of the Company's MBS available for sale and trading portfolio at December 31, 2000, $2.0 billion were issued by entities other than FHLMC, GNMA and FNMA. These privately-issued MBS have generally been underwritten by large investment banking firms, with the timely payment of principal and interest on these securities supported ("credit enhanced") in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit or subordination techniques. Privately-issued MBS are subject to certain credit-related risks normally not associated with MBS issued by FHLMC, GNMA and FNMA, including the limited loss protection generally provided by the various forms of credit enhancements, as losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself is subject to the creditworthiness of the provider. Thus, in the event that a provider of a credit enhancement does not fulfill its obligations, the MBS holder could be subject to risk of loss similar to a purchaser of a whole loan pool. While substantially all of the privately-issued MBS held by the Company at December 31, 2000 were rated "AA" or better by one or more of the nationally recognized securities rating agencies, no assurance can be given that such ratings will be maintained.

     The following table sets forth, by issuer, the aggregate estimated fair value (which was equal to the carrying value) of the Company's privately-issued MBS that exceeded 10% of stockholders' equity at December 31, 2000 (in thousands):

                                                            ESTIMATED
                                                            FAIR VALUE
                                                            ----------
Conseco, Inc. ............................................   $239,935
Structured Asset Securities Corporation...................    195,341

  Derivative Financial Instruments

     The Company is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company controls the credit risk associated with its derivative financial instruments through credit approvals, limits and monitoring procedures, dealing only with counterparties with high credit ratings, obtaining collateral when deemed necessary and entering into master netting agreements when possible. The Company's credit risk associated with its use of derivative financial instruments amounted to approximately $32 million at December 31, 2000. There were no past due amounts related to the Company's derivative financial instruments at December 31, 2000 or 1999.

FINANCIAL CONDITION

  General

     The Company's total assets amounted to $25.7 billion at December 31, 2000, as compared with $23.9 billion one year earlier. Driving the $1.8 billion increase was growth in non-residential real estate loans receivable and loans held for sale. The impact of these factors was partially offset by a reduction in securities available for sale, largely as a result of the MBS Sales Initiative.

  Securities Available for Sale

     Securities available for sale amounted to $2.9 billion at December 31, 2000, down 25.9% from $3.8 billion at the end of 1999. Contributing significantly to this decline were sales of MBS in connection with the MBS Sales Initiative. Of the $1.8 billion of MBS that were designated for sale under the MBS Sales Initiative, approximately $483 million remained in the securities available for sale portfolio at the end of 2000. At December 31, 2000, MBS available for sale comprised 10.8% of total interest-earning assets, down from 16.5% at year-end 1999.

     The following table presents the carrying value of the Company's securities available for sale at December 31 (in thousands):

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
MBS:
  Pass-through securities:
     Privately-issued..........................  $1,344,297    $2,245,491    $1,775,264
     U.S. government agencies..................     560,162       845,159     1,008,921
  Collateralized mortgage obligations:
     Privately-issued..........................     509,982       408,945       179,484
     U.S. government agencies..................      12,819        18,093            --
  Interest-only................................         374           499           628
                                                 ----------    ----------    ----------
          Total MBS............................   2,427,634     3,518,187     2,964,297
                                                 ----------    ----------    ----------
Other debt securities:
  U. S. government and federal agencies........          --            --         3,525
  State and municipal..........................      24,073        15,112        12,834
  Domestic corporate...........................     305,003       304,081       343,095
  Foreign government...........................         500           500           500
                                                 ----------    ----------    ----------
          Total other debt securities..........     329,576       319,693       359,954
                                                 ----------    ----------    ----------
Equity securities:
  FNMA preferred stock.........................      75,750            --            --
  Other........................................      18,083        11,796         5,193
                                                 ----------    ----------    ----------
          Total equity securities..............      93,833        11,796         5,193
                                                 ----------    ----------    ----------
Total securities available for sale............  $2,851,043    $3,849,676    $3,329,444
                                                 ==========    ==========    ==========

     At December 31, 2000, the Company's securities available for sale portfolio had gross unrealized gains of $46.7 million and gross unrealized losses of $98.4 million. These gross unrealized gains and losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the securities in the portfolio.

  Loans Held for Sale

     Loans held for sale into the secondary market in connection with the Company's mortgage banking activities amounted to $2.8 billion at December 31, 2000, up from $1.7 billion at December 31, 1999. Production of loans held for sale totaled $18.5 billion during 2000, down from $20.5 billion during the prior year. The amount of loans held for sale at any period end is largely dependent on the level of loan production and the timing of related sales.

  Loans Receivable

     The Company's loans receivable (exclusive of the allowance for loan losses) totaled $16.3 billion at December 31, 2000, up 7.1% from $15.2 billion at year-end 1999. This growth was associated with non-residential real estate loans, which increased $1.4 billion, or 19.5%, since December 31, 1999. These loans totaled $8.4 billion at December 31, 2000 and comprised 51.4% of total loans receivable at that date, up from 46.1% at the end of 1999. As previously discussed in "Strategic Actions and Financial Performance Objectives," one of the Company's three-year goals is to increase the percentage of non-residential real estate loans to total loans receivable to between 65% and 70%.

     Residential real estate loans receivable amounted to $7.9 billion at the end of 1999, down from $8.2 billion at the end of 1999. The production of such loans amounted to $1.4 billion during 2000, down 27.9% from 1999.

     Commercial real estate loans receivable increased $670.0 million, or 19.2%, during 2000 and totaled $4.2 billion at year-end 2000. Of the balance of such loans at December 31, 2000, $1.8 billion, or 44.5%, were secured by multifamily real estate. At that date, the other most significant components of the commercial real estate loans receivable portfolio consisted of loans secured by office buildings, which totaled $1.1 billion, and loans secured by shopping centers, which totaled $0.8 billion. During 2000, the Company produced $1.3 billion of commercial real estate loans, relatively unchanged from the level in 1999.

     The consumer loan portfolio grew $555.1 million, or 22.2%, during 2000 and amounted to $3.1 billion at December 31, 2000. At that date, home equity loans totaled $2.1 billion, up $573.9 million, or 38.5%, from year-end 1999. Total consumer loan production during 2000 totaled $1.9 billion (including $1.3 billion of home equity loans), an increase of 47.2% from $1.3 billion during 1999 (including $0.9 billion of home equity loans). Consumer loan production levels continue to benefit from loans produced through the Company's national retail distribution network.

     Business loans receivable totaled $1.2 billion at December 31, 2000, up $139.1 million, or 13.5%, from the end of 1999. Contributing significantly to this growth was the impact of the KeyBank Branch Acquisition, which expanded the Company's customer base and loan production capabilities.

     The following table summarizes the Company's loans receivable at December 31 (in thousands):

                                  2000          1999          1998          1997          1996
                               -----------   -----------   -----------   -----------   -----------
Residential real estate:
  Permanent..................  $ 7,915,509   $ 8,198,653   $ 8,918,170   $ 9,846,140   $ 8,071,208
  Construction...............          526         1,467         1,647         2,453         3,697
                               -----------   -----------   -----------   -----------   -----------
         Total residential
           real estate.......    7,916,035     8,200,120     8,919,817     9,848,593     8,074,905
                               -----------   -----------   -----------   -----------   -----------
Commercial real estate:
  Multifamily:
    Permanent................    1,715,636     1,664,109     1,466,749     1,387,888       964,563
    Construction.............      130,946       107,819        32,935        29,368         8,482
                               -----------   -----------   -----------   -----------   -----------
         Total multifamily...    1,846,582     1,771,928     1,499,684     1,417,256       973,045
                               -----------   -----------   -----------   -----------   -----------
  Other:
    Permanent................    2,117,886     1,621,625     1,008,713       818,367       888,341
    Construction.............      188,406        89,304        59,353        27,400        24,347
                               -----------   -----------   -----------   -----------   -----------
         Total other.........    2,306,292     1,710,929     1,068,066       845,767       912,688
                               -----------   -----------   -----------   -----------   -----------
         Total commercial
           real estate.......    4,152,874     3,482,857     2,567,750     2,263,023     1,885,733
                               -----------   -----------   -----------   -----------   -----------
Consumer:
  Home equity................    2,063,558     1,489,669       856,389       632,006       538,065
  Automobile.................      878,600       886,176         4,443         6,298        43,661
  Other......................      108,219       119,476       112,398       135,513       152,555
                               -----------   -----------   -----------   -----------   -----------
         Total consumer......    3,050,377     2,495,321       973,230       773,817       734,281
                               -----------   -----------   -----------   -----------   -----------
Business.....................    1,167,878     1,028,756       287,271        99,074        43,138
                               -----------   -----------   -----------   -----------   -----------
Total loans receivable.......  $16,287,164   $15,207,054   $12,748,068   $12,984,507   $10,738,057
                               ===========   ===========   ===========   ===========   ===========

     The maturities of the principal balances of the Company's real estate construction loans receivable and business loans receivable (excluding lease financing receivables) at December 31, 2000 were as follows (in thousands):

                                                   REMAINING CONTRACTUAL MATURITY
                                          ------------------------------------------------
                                                       OVER ONE
                                          ONE YEAR     THROUGH         OVER
                                          OR LESS     FIVE YEARS    FIVE YEARS     TOTAL
                                          --------    ----------    ----------    --------
Residential real estate construction:
  Adjustable-rate.......................  $    416     $     --      $     --     $    416
  Fixed-rate............................       110           --            --          110
                                          --------     --------      --------     --------
Total residential real estate
  construction..........................  $    526     $     --      $     --     $    526
                                          ========     ========      ========     ========
Commercial real estate construction:
  Adjustable-rate.......................  $206,970     $111,792      $     --     $318,762
  Fixed-rate............................     3,501           --            --        3,501
                                          --------     --------      --------     --------
Total commercial real estate
  construction..........................  $210,471     $111,792      $     --     $322,263
                                          ========     ========      ========     ========
Business:
  Adjustable-rate.......................  $414,178     $154,256      $139,699     $708,133
  Fixed-rate............................   134,230       75,504        41,521      251,255
                                          --------     --------      --------     --------
Total business..........................  $548,408     $229,760      $181,220     $959,388
                                          ========     ========      ========     ========

  Deposits

     Deposits amounted to $14.0 billion at year-end 2000, as compared with $14.3 billion at the end of 1999. Although the Company experienced growth in its total core deposits (as well as growth in the percentage of such deposits to total deposits), this growth was more than offset by runoff of time deposits. Part of the Company's strategy with respect to its deposits is to increase the level of core deposits.

     The following table sets forth a summary of the Company's deposits at December 31 (dollars in thousands):

                             2000          1999          1998          1997          1996
                          -----------   -----------   -----------   -----------   -----------
Core:
  Demand................  $ 2,240,124   $ 2,071,419   $ 1,976,122   $ 1,572,797   $ 1,130,863
  Savings...............    2,239,541     2,407,528     2,291,782     2,431,812     2,460,367
  Money market..........    3,227,871     3,201,298     2,634,312     1,971,081     2,007,448
                          -----------   -----------   -----------   -----------   -----------
          Total core....    7,707,536     7,680,245     6,902,216     5,975,690     5,598,678
                          -----------   -----------   -----------   -----------   -----------
Time....................    6,269,405     6,581,204     6,749,244     7,871,585     7,258,061
                          -----------   -----------   -----------   -----------   -----------
Total deposits..........  $13,976,941   $14,261,449   $13,651,460   $13,847,275   $12,856,739
                          ===========   ===========   ===========   ===========   ===========
Percentage of total:
Core:
  Demand................         16.0%         14.5%         14.5%         11.4%          8.8%
  Savings...............         16.0          16.9          16.8          17.6          19.1
  Money market..........         23.1          22.5          19.3          14.2          15.6
                          -----------   -----------   -----------   -----------   -----------
          Total core....         55.1          53.9          50.6          43.2          43.5
                          -----------   -----------   -----------   -----------   -----------
Time....................         44.9          46.1          49.4          56.8          56.5
                          -----------   -----------   -----------   -----------   -----------
Total deposits..........        100.0%        100.0%        100.0%        100.0%        100.0%
                          ===========   ===========   ===========   ===========   ===========

  Borrowed Funds

     Total borrowed funds amounted to $9.5 billion at December 31, 2000, an increase of $1.8 billion, or 22.7%, from the end of 1999, which was primarily associated with the support of growth in interest-earning assets. Short-term borrowings increased 18.7% to $7.6 billion at the end of 2000 from $6.4 billion one year earlier. Long-term debt rose 42.2% to $1.9 billion at December 31, 2000 from $1.3 billion at year-end 1999, including as a result of the Holding Company's issuance of $250.0 million of 9.00% senior notes due 2002 pursuant to an effective shelf registration (the "Shelf Registration") with the Securities and Exchange Commission (the "Commission"). The Company's primary source of borrowed funds at December 31, 2000 and 1999 was FHLBNY advances. In the aggregate, short- and long-term FHLBNY advances comprised 58.7% of total borrowed funds at year-end 2000, as compared with 57.6% at year-end 1999.

     Presented in the table below is the composition of the Company's borrowed funds at December 31 (in thousands):

                                                         2000          1999
                                                      ----------    ----------
Short-term borrowings:
  Federal funds purchased...........................  $1,635,000    $  785,000
  Securities sold under agreements to repurchase....   1,447,322       321,067
  FHLBNY advances...................................   4,487,102     3,711,086
  Treasury tax and loan notes.......................      22,379     1,598,154
  Other.............................................      35,718        12,598
                                                      ----------    ----------
          Total short-term borrowings...............   7,627,521     6,427,905
                                                      ----------    ----------
Long-term debt:
  Guaranteed preferred beneficial interests in Dime
     Bancorp, Inc.'s junior subordinated deferrable
     interest debentures............................     152,243       152,219
  FHLBNY advances...................................   1,091,485       751,600
  Senior notes......................................     592,470       348,322
  Medium-term notes.................................      23,304        48,541
  Securities and loans transferred in put
     transactions...................................      15,364        17,405
                                                      ----------    ----------
          Total long-term debt......................   1,874,866     1,318,087
                                                      ----------    ----------
Total borrowed funds................................  $9,502,387    $7,745,992
                                                      ==========    ==========

  Stockholders' Equity

     Stockholders' equity was $1.7 billion at December 31, 2000, an increase of $208.7 million, or 13.8%, from year-end 1999. Contributing significantly to this growth was net income of $154.7 million and Warburg's $238.1 million investment in the Holding Company.

     At the end of 2000, Warburg's investment in the Holding Company consisted of 13,607,664 shares of Common Stock, warrants to acquire 8,142.738 shares of Series C preferred stock and warrants to acquire 5,464.926 shares of Series D preferred stock. The proceeds from Warburg's investment, after consideration of issuance costs, was $224.4 million. For a further discussion of the Warburg Agreement, see Note 11 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

     During 2000, the Company repurchased 9,311,600 shares of Common Stock at a total cost of $214.8 million. Such repurchases included 6,842,500 shares under the 2000 Stock Repurchase Program and 2,469,100 shares acquired from Hudson pursuant to the terms of the Merger Termination Agreement, which provided that, if Hudson decided to sell the shares of Common Stock it owned at that time, it was required to offer to sell them to the Holding Company first. No time limit has been set for completion of the 2000 Stock Repurchase Program.

     Cash dividends declared per share of Common Stock during 2000 totaled $0.32, up 39.1% from $0.23 per share during 1999. On an operating earning basis, the Company's Common Stock dividend payout ratio was 13.56% for 2000, as compared with 10.60% for 1999. On a reported basis, this ratio was 23.70% for 2000 and 10.80% for 1999.

LIQUIDITY

     The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet withdrawals by depositors, loan funding commitments, debt service requirements and other financial obligations and expenditures. The liquidity position of the Company, which is monitored on a daily basis, is managed pursuant to established policies and guidelines.

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

     Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS (see "Regulation and Supervision -- Restrictions on Capital Distributions" in Item 1, "Business"). At December 31, 2000, the Holding Company had available for issuance an aggregate of $250.0 million of debentures, notes or other unsecured evidences of indebtedness under the Shelf Registration. The debt securities issuable under the Shelf Registration, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

REGULATORY CAPITAL

     Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.5% of adjusted total assets, core ("tier 1") capital of at least 3.0% of adjusted total assets and total risk-based capital of at least 8.0% of risk-weighted assets. The Bank exceeded these capital requirements at December 31, 2000.

     Under the PCA regulations adopted by the OTS pursuant to FDICIA, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of tier 1 capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets is 5.0% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At December 31, 2000, the Bank met the published standards for a well capitalized designation under these regulations.

     The following table sets forth the Bank's regulatory capital position at December 31 (dollars in thousands):

                                                    2000                   1999
                                             -------------------    -------------------
                                               AMOUNT      RATIO      AMOUNT      RATIO
                                             ----------    -----    ----------    -----
Tangible and core capital..................  $1,463,350     5.83%   $1,383,046     5.90%
Tier 1 risk-based capital..................   1,463,350     8.54     1,383,046     8.80
Total risk-based capital...................   1,732,712    10.11     1,623,342    10.33

RECENT ACCOUNTING DEVELOPMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had been issued by the Financial Accounting Standards Board (the "FASB") in June 1998. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. Changes in the fair values of those derivatives will be reported in results of operations or other comprehensive income or loss depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge (the amount by which hedge gains or losses do not entirely offset corresponding losses or gains on the hedged item). Upon implementation, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair values of the derivative instruments will generally be offset in the Company's results of operations by changes in the fair values of the items being hedged. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair values of the derivative instruments will be reported in other comprehensive income or loss. The gains and losses on derivative instruments that are reported in other comprehensive income or loss will be reflected in the results of operations in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged items. The ineffective portion of all hedges will be recognized in current period results of operations. To assist companies in understanding and implementing this complex accounting standard, the FASB established the Derivatives Implementation Group, which has played an active role in addressing key implementation and interpretation issues, some of which remain outstanding at the time of this filing.

     Upon adoption of SFAS No. 133, the Company recorded a transition adjustment, which resulted in an after-tax reduction in net income of approximately $10 million. This transition adjustment will be reflected in the Company's results of operations for the first quarter of 2001 as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 may cause volatility in the Company's earnings, comprehensive income and stockholders' equity.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS No. 140 are effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS No. 140 are to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the accounting requirements of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management," incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................    F-1
Consolidated Statements of Financial Condition..............    F-2
Consolidated Statements of Income...........................    F-3
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    F-4
Consolidated Statements of Cash Flows.......................    F-5
Consolidated Statements of Comprehensive Income.............    F-7
Notes to Consolidated Financial Statements..................    F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Set forth below are the names, ages (as of January 31, 2001), principal occupations, and length of Board service of each current member of the Board. Periods of service as a member of the Board include service as a member of the Board of Directors of the Bank prior to the formation of the Holding Company in 1994, as well as service as a member of the Board of Directors of Anchor, and certain predecessor institutions, prior to the Anchor Merger.

     Derrick D. Cephas joined the Board in 1994. Mr. Cephas, 49, has been a partner in the New York law firm of Cadwalader, Wickersham & Taft since 1994. Mr. Cephas is a director of Merrill Lynch International Bank (an Edge Act corporation and an indirect, wholly-owned subsidiary of Merrill Lynch & Co., Inc.) and D.E. Shaw & Co. (which serves as the direct or indirect general partner or manager of several privately-held securities and technology businesses, including registered broker-dealers and registered commodity pool operators).

     Frederick C. Chen joined the Board in 1988. Mr. Chen, 73, is retired from Peat Marwick Main & Co. (now KPMG LLP), a firm of certified public accountants, where he was a senior banking partner from 1966 to 1987. He is a trustee of HSBC Investor Funds (an investment company).

     J. Barclay Collins II joined the Board in 1993. Mr. Collins, 56, has served as Executive Vice President and General Counsel of Amerada Hess Corporation, an oil and gas exploration company, since 1990 and as a director of that corporation since 1986.

     Richard W. Dalrymple joined the Board in 1990. Mr. Dalrymple, 57, the former President and Chief Operating Officer of Anchor, has been President of Teamwork Management, Inc., an executive recruiting firm, since its formation in 1997. Mr. Dalrymple is a director of TD Waterhouse Family of Funds, Inc. and National Investors Cash Management Fund, Inc. (each a registered investment company).

     James F. Fulton joined the Board in 1981. Mr. Fulton, 70, has been President of Fulton + Partners, Inc., planning and design consultants, since 1966. Mr. Fulton has served as Chairman of the Board of Pratt Institute (an educational institution) since 1992.

     Fred B. Koons joined the Board in 1999. Mr. Koons, 56, currently holds the title of Senior Executive Advisor with the Holding Company and NAMC, having served as Chief Executive Officer, Mortgage Banking, of the Company from December 1996 until July 1, 1999, and as Chief Executive Officer of

NAMC from the date of the Bank's acquisition of NAMC in October 1997 until July 1, 1999. From July 1996 until he joined the Company, Mr. Koons was a consultant to the Company regarding its mortgage banking strategy.

     Virginia M. Kopp joined the Board in 1981. Mrs. Kopp, 71, is active in community affairs. From 1971 until 1989, Ms. Kopp was involved in the retail industry, operating a retail business as co-owner and manager from 1983 until her retirement in 1989.

     James M. Large, Jr. joined the Board in 1989. Mr. Large, 68, has been Chairman Emeritus of the Holding Company since April 1998. Prior to that date, Mr. Large, the former Chairman of the Board and Chief Executive Officer of Anchor, served as Chairman of the Board of the Holding Company from January 1995. He was Chief Executive Officer of the Holding Company and Chairman of the Board and Chief Executive Officer of the Bank from January 1995 until his retirement at the end of 1996. Mr. Large is a director of Pax World High Yield Fund, Inc. (a diversified high yield fund).

     Margaret Osmer-McQuade joined the Board in 1980. Ms. Osmer-McQuade, 62, has served as President of Qualitas International, an international consulting firm, since 1993. Ms. Osmer-McQuade is a director of Riverside Capital International LLC (an asset management company).

     John Morning joined the Board in 1979. Mr. Morning, 69, has been President of John Morning Design, Inc., a graphic design firm, since 1960. Mr. Morning is a trustee of The City University of New York, having been appointed to that position by Governor George E. Pataki in 1997.

     Howard H. Newman joined the Board in August 2000. Mr. Newman, 53, is Vice Chairman and Managing Director of E.M. Warburg, Pincus & Co., LLC, a global private equity investment firm, having been associated with them since 1984 in various capacities. Mr. Newman is a director of ADVO, Inc. (a direct mail marketing firm), Cox Insurance Holdings Plc. (an insurance company), Eagle Family Foods Holdings, Inc. (a food manufacturing company), EEX Corporation (an oil and gas exploration company), Encore Acquisition Company (an oil and gas acquisition and development company), Newfield Exploration Company (an oil and gas exploration company) and Spinnaker Exploration Company (an oil and gas exploration company).

     Sally Hernandez-Pinero joined the Board in 1994. Ms. Hernandez-Pinero, 47, has served as Senior Vice President for Corporate Affairs of The Related Companies, L.P., a low-income real estate syndicator and owner/manager of multi-family residential property, since May 1999. From June 1998 until she assumed her current position, Ms. Hernandez-Pinero served as a managing director of the Fannie Mae American Communities Fund. From October 1994 until May 1998, Ms. Hernandez-Pinero was of counsel to the law firm of Kalkines, Arky, Zall & Bernstein. She is a director of Consolidated Edison, Inc. (a public utility).

     Eugene G. Schulz, Jr. joined the Board in 1959. Mr. Schulz, 70, served as Vice Chairman and General Counsel of Anchor FSB prior to his retirement in 1989.

     Howard Smith joined the Board in 1965. Mr. Smith, 70, is Chairman of Virginia Dare Extract Co., Inc., a manufacturer of flavors, having served as President and Chief Executive Officer of that company from 1960 until 2001. He is the Chairman of each of Lutheran Medical Center, Augustana Lutheran Home and Health Plus, PHSP.

     Norman R. Smith joined the Board in 1993. Dr. Smith, 54, has served as President of Wagner College since 1988.

     Anthony P. Terracciano, 62, became Chairman of the Board of the Holding Company in July 2000. He served as President of First Union Corporation from January 1996 until his retirement in January 1998. Mr. Terracciano was Chairman of the Board, President and Chief Executive Officer of First Fidelity Bancorporation from February 1990 to January 1996. Mr. Terracciano is a director and Vice Chairman of the Board of American Water Works Company, Inc. (a utility companies holding company).

     Lawrence J. Toal joined the Board in 1991. Mr. Toal, 63, has served as Chief Executive Officer of the Holding Company and Chairman of the Board and Chief Executive Officer of the Bank since January 1997. Mr. Toal served as Chairman of the Board of the Holding Company from April 1998 to July 2000. Additionally, he has been President and Chief Operating Officer of the Holding Company since its formation and President and Chief Operating Officer of the Bank since 1991. Mr. Toal is a director of TD Waterhouse Family of Funds, Inc. and TD Waterhouse Trust (each a registered investment company), SBLI USA Mutual Life Insurance Company and the Federal Home Loan Bank of New York.

     Ira T. Wender joined the Board in 1992. Mr. Wender, 74, is the sole owner of Ira T. Wender, P.C., which has provided services as of counsel to the law firm of Patterson, Belknap, Webb & Tyler LLP since 1994. He is a director of REFAC (an intellectual property management company).

EXECUTIVE OFFICERS

     The following table sets forth the name, age, and position of each executive officer of the Holding Company as of January 31, 2001 and the year in which such person joined the Company:

                                                                                             WITH THE
                                                                                             COMPANY
NAME                                   AGE   POSITIONS AND OFFICES WITH THE HOLDING COMPANY   SINCE
----                                   ---   ----------------------------------------------  --------
Lawrence J. Toal.....................  63    Chief Executive Officer, President and Chief
                                             Operating Officer                                 1991
Anthony P. Terracciano...............  62    Chairman of the Board                             2000
Anthony R. Burriesci.................  53    Chief Financial Officer                           1997
D. James Daras.......................  47    Treasurer and Asset/Liability Executive           1990
James E. Kelly.......................  49    General Counsel                                   1987
James M. Mack........................  53    Chief Credit and Risk Management Officer          2000
Richard A. Mirro.....................  49    Chief Executive Officer, Mortgage Banking         1996
Peyton R. Patterson..................  44    General Manager, Consumer Financial Services      1996

     Mr. Daras has been employed by the Company in the positions stated above for more than five years. The principal occupation for at least the last five years of each other executive officer who is not a member of the Board is set forth below.

     Mr. Burriesci joined the Company in 1997 as Chief Financial Officer. From 1990 until he joined the Company, he held various finance-related positions with First Fidelity Bancorporation, the most recent of which was Executive Vice President and Corporate Controller, until it was acquired by First Union Corporation in 1996, where he served as Executive Vice President-Finance and Administration and Chief Financial Officer-Northern Region.

     Mr. Kelly has served in various legal and business positions with the Company since joining the Bank in 1987, including as assistant to the President from 1992 to 1995 and thereafter as Deputy General Counsel until he assumed his present position in 1998.

     Mr. Mack joined the Company in October 2000 as Chief Credit and Risk Management Officer. Prior to joining the Company, Mr. Mack was Chief Executive Officer for Farmers & Merchants National Bank in New Jersey. From 1997 to 1998, he was President of Cross Country Bank in Delaware. He served as President and Chief Executive Officer of Old York Road Bancorp in 1995. Prior to that, he held senior positions at First Eastern Corporation and Constellation Bancorp. Mr. Mack also held various positions for more than 13 years at First Pennsylvania Bank.

     Mr. Mirro joined the Company in 1996 as President and Chief Operating Officer, Mortgage Banking and assumed his present position in 1999. Prior to joining the Company, he was Chairman and Chief Executive Officer of Fleet Mortgage Group from July 1996 to September 1996. From 1986 until joining Fleet Mortgage Group, Mr. Mirro held various positions with Chase Manhattan Mortgage Corporation, the most recent of which was President.

     Ms. Patterson joined the Company in 1996 as General Manager, Consumer Lending and assumed her present position in 1997. From 1989 until she joined the Company, Ms. Patterson held several positions with Chemical Bank, including most recently as General Manager of its Consumer Asset Group, until the merger of that institution with Chase Manhattan Bank, N.A. in 1996, when she became the Director of Marketing for its National Consumer Services Division.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Holding Company's directors and specified officers to file reports on Forms 3, 4 and 5 with respect to their ownership and changes in ownership of equity securities of the Holding Company with the Commission and the NYSE and to furnish the Holding Company with copies of all such reports.

     Based solely upon a review of the copies of these Form 3, 4 and 5 reports and amendments thereto received by the Holding Company, and certain written representations received from such persons, the Holding Company believes that all applicable filing requirements were complied with for 2000 and does not know of any such persons who may have failed to file on a timely basis any required form.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During 2000, the primary responsibility for determining the compensation of the Company's executive officers was held by the Compensation Committee, subject to review and appropriate approval by the Board.

     Principles. For 2000, the Compensation Committee's guiding principles for its compensation program reflect the same objectives as had been set in prior years: (1) to enable the Company to recruit and retain the highest quality executive talent available to it; and (2) to motivate the Company's executives to achieve and sustain a superior level of corporate performance, since consistently superior performance will result in superior returns to stockholders. Recruitment and retention objectives are addressed by providing total compensation opportunities that are competitive relative to the market within which the Company competes for talent. In that regard, the Company recognizes that its own growth in recent years and its expanded emphasis on commercial banking activities, as well as the enormous changes taking place within the banking industry and the increasing competition from other segments of the financial services industry, have significantly broadened the range of institutions with which it can -- and must -- compete for talent. Thus, the Compensation Committee believes that an important component of its guiding principles must also be frequent monitoring of competitive practices and an openness to adapting the Company's compensation practices to meet changing conditions within the broad financial services industry and to foster the Company's objectives of increasing its commercial banking orientation.

     While operating within a competitive framework, the Compensation Committee pursues its motivational objectives by giving emphasis to those components of the total compensation package that reward performance, in order to reinforce the linkage of rewards with the achievement of business results and, ultimately, with the financial interests of stockholders. Thus, while the principal components of compensation (base salary, annual incentive and long-term incentive), as well as benefits, are generally set at or near competitive levels, emphasis is placed on variable pay, with the intention that total actual pay be aligned with performance relative to the Company's short- and long-term objectives. The effect of this pay-for-performance orientation should be that truly superior performance will result in total compensation that exceeds the median total compensation range of the comparative group, while mediocre performance will result in total compensation that is less than the median range of that group. In particular, as the ultimate measure of performance is return to stockholders, the compensation program, particularly for more senior executives, should be designed to ensure that management has a substantial proprietary financial interest in the return realized by stockholders.

     Practices. Because of the scope and complexity of the Company's activities in a rapidly changing financial services industry, it is imperative that the Company attract, retain and motivate the most qualified and talented executives available to it. The Company competes for executives with a variety of financial services companies, including commercial banks and other institutional lenders, large thrifts, mortgage banking companies and investment banking firms. The Compensation Committee, based in part on a thorough analysis of the Company's executive compensation levels by independent outside compensation consultants and assisted by third-party data collection and analysis, annually reviews the Company's executive compensation practices within the framework discussed above and compares them with the executive compensation practices of other financial services companies with which the Company competes for executive talent.

     At the time the Compensation Committee undertook its annual review of executive compensation for the purpose of setting compensation levels for 2000, the Company was in the process of integration planning for its pending merger of equals with Hudson, which if completed would have created a significantly larger, more commercial banking-oriented institution. The Compensation Committee's review and decisions in setting compensation levels for the year 2000, described below, took into account the planning that had already taken place to integrate Hudson and the Company, as well as the Company's continuing transition to a more commercial bank-like business model. (Subsequently, the Hudson merger agreement was terminated. Other events, including the unsuccessful Hostile Tender Offer, also had certain effects on the Company's compensation of its senior executives, as described below.)

     For 2000, as in prior years, the Company's independent compensation consultants analyzed publicly reported senior management compensation at a peer group of institutions (both thrifts and banks) throughout the country. For 2000, this group was expanded to 33 institutions (from 13 for 1999), with median assets of $25.8 billion, and was intended to reflect the then-anticipated merger with Hudson. This data was then adjusted upward to reflect the generally higher cash compensation levels in the New York City metropolitan area. The independent consultants also assessed publicly reported compensation at ten money-center/superregional banks (expanded from five such New York-based institutions for 1999). This data was then adjusted downward to reflect the greater scope of responsibilities for executives at the money-center/superregional institutions. In addition, published survey data was analyzed, including information on financial services companies comparable in asset size to the peer group and to the money-center/superregional bank group (adjusted on the same basis described above), and a functional matching approach was used to compare each of the executive positions at the Company to the market-surveyed positions based on similarity of responsibilities, with appropriate adjustments being made as necessary to reflect any differences in these responsibilities. All data analyzed was, if necessary, adjusted upward to take into account any time differential from the periods for which the data was reported. For the Company senior executives listed in the Summary Compensation Table, this information generated several data points: organization level comparisons with the publicly reported data for the five most highly compensated executives in each of the peer group and the money-center/superregional bank group; comparisons based on the functional matching approach to executives in each of the peer group and money-center/superregional bank group; and a market composite comparison, based on the average of the median data points for each of these market comparisons. The information from these analyses then provided the starting point for the Compensation Committee's approach to fixing the principal components of executive compensation for 2000, with primary emphasis being placed on the market composite data.

     With respect to base salaries, the foregoing analysis showed that the base salaries of most of the Company's senior officers were slightly below the market composite level. For 2000, salaries for the Company's executive officers (other than Mr. Toal) were adjusted upward by, on average, approximately 6%, with these increases generally placing them slightly above the market composite level described above. For 2000, consistent with these increases, as well as with the increase in his responsibilities generated by the then-pending merger, the annual salary for Mr. Toal, the Chief Executive Officer, was increased by 9% to $900,000, which placed him approximately 8% above the market composite level.

     With respect to incentives, and as described above, a fundamental tenet of the Company's incentive compensation philosophy is to reward performance based primarily on objective standards. Short-term incentives are geared to the accomplishment of the Company's key annual business plan objectives.

     For 2000, annual incentives were awarded to senior officers under the Holding Company's stockholder-approved Senior Officer Incentive Plan. Under this plan, for a given performance period (usually a calendar year), the Compensation Committee during the first 90 days of the performance period designates officers who are eligible to participate and specifies one or more levels of performance goals to be achieved during that performance period. These performance goals must be based upon one or more of earnings per share, return on equity and return on assets. The Compensation Committee also establishes individual target incentive opportunities for each participating officer, as well as a preset formula for determining the manner in which incentive levels vary with the level of the performance goals reached. The amounts that would otherwise be payable under the plan based on the level of performance goals reached may then be decreased, but not increased, in the discretion of the Compensation Committee. This plan is intended to qualify awards payable thereunder as "qualified performance-based compensation" under Section 162(m) of the Internal Revenue Code, thereby ensuring full deductibility of compensation payable under the plan to any executive officers whose total compensation may exceed $1 million. Awards under the plan may be paid, in the Compensation Committee's discretion, in cash, as stock-based awards or as a combination thereof.

     For 2000, all of the executive officers named in the Summary Compensation Table were designated as participants in the Senior Officer Incentive Plan. Performance goals for 2000, as for 1999, were based on the greater of the Company's earnings per share or adjusted earnings per share (such an adjustment would generally eliminate any extraordinary items, as determined in accordance with generally accepted accounting principles, certain restructuring charges and charges relating to discontinued operations, any profit or loss attributable to business operations of an entity acquired by the Company during the performance period, and any goodwill expense attributable to such acquired entity, that would otherwise be taken into account in determining earnings per share). Depending on the level of performance goal achieved, a participant's incentive award could range between 0 and 200% of his or her individual target incentive (subject to a maximum annual individual award limit with respect to awards under the Senior Officer Incentive Plan of $1,500,000).

     In order to assist the Compensation Committee in setting individual target incentives, the Company's independent compensation consultants analyzed the same sources as discussed above with respect to the determination of annual salaries, using for comparison purposes annual incentives as a percentage of base salary. This analysis showed that individual targets for plan participants were on average above the median of the peer group, although generally substantially below the median of the money-center/superregional bank group as well as the market composite level. In light of this disparity, the Compensation Committee determined that incentive targets should generally be increased so as to improve competitiveness versus the market composite. Accordingly, for 2000, incentive targets for senior officers were generally increased by 25% over the prior year's levels, with adjustments being made based on an assessment of each individual's position. For 2000, Mr. Toal's target incentive under the plan was increased from 100% to 125% of his annual salary. This percentage, which was determined on a basis consistent with the decision to increase plan participant target incentive opportunities generally, nevertheless remained well below the comparative market composite level of 177%.

     For 2000, the Company's earnings per share exceeded the performance goals under the plan, and participants qualified for award opportunities of 200% of target incentive amount (subject to maximum award limits under the plan). In then considering whether and to what extent to use its discretion to reduce the incentives for which the participants in the Senior Officer Incentive Plan were otherwise eligible, the Compensation Committee reviewed a number of factors, including the Company's significant operating achievements during a year in which management and the institution as a whole had been subjected to considerable pressures and distractions as a result both of the planning process and organizational adjustments, already well under way, for a merger of equals that did not take place and of the efforts necessary to respond to the Hostile Tender Offer, as well as undertaking a thorough strategic review of the Company's business. These operating achievements included four consecutive quarters of increased operating earnings and significant progress in increasing the levels of non-residential loans. In addition, the Compensation Committee noted the very significant increase during the year in the per-share value of the Common Stock, particularly as compared with the Hostile Tender Offer price. In the view of the Compensation Committee, a major factor in this increase was management's success in attracting a strategic partner that was willing to make a substantial financial commitment to the Company, based on its confidence in management's ability to achieve the Company's strategic business goals and to create greater stockholder returns by continuing to operate the institution independently than by acceding to the Hostile Tender Offer.

     After weighing these and other relevant factors, the Compensation Committee concluded that, while management deserved to be rewarded for having successfully kept its focus on achieving its earnings targets despite the considerable distractions during 2000, the Compensation Committee's discretion to decrease awards should continue to be used, as in previous years, to adjust award levels in a manner consistent with its overall view of management's achievement across the broad spectrum of the Company's short- and long-term goals, rather than relying entirely on one, albeit important, performance goal. Accordingly, awards were generally set at 130% of individual targets, subject to adjustments based on individual performance and other relevant factors. In the case of Mr. Toal, his actual award, based on the Compensation Committee's overall view of management's accomplishments, as described above, was $1,462,500, or 130% of his target bonus of $1,125,000. The Compensation Committee also determined that, in order to encourage retention and a focus on aligning the executives' interests with those of stockholders, in most cases 75% of the total incentive award for 2000 should be paid in cash and the remaining 25% should be paid in the form of restricted stock. These shares of restricted stock (valued based on the closing price of the Common Stock on the date of award) are scheduled to vest in full three years from the award date, and are otherwise subject to the same terms and conditions applicable to the restricted stock described below.

     Long-term incentives are provided in the form of stock and stock-based grants. The Compensation Committee uses an equity stake approach, which seeks to establish a desirable level of equity participation for senior executives, expressed as a percentage of the Common Stock outstanding that is to be subject to annual grants, with the appropriate percentage of the Common Stock to be subject to such grants being determined by reference to competitive practices. For 2000, the independent compensation consultants recommended that this equity stake approach be modified to recognize that many peer group institutions are currently providing long-term incentive compensation through multiple vehicles, including not only stock options but also restricted shares and performance shares. In formulating their recommendation, they analyzed the beneficial ownership of equity among the Company's senior executives as compared with the peer group, which showed that the Company executives surveyed (including Mr.
Toal) had beneficial ownership levels that were generally well below the peer group median level. They also analyzed previous publicly reported equity grants, as a percentage of total common shares outstanding, made by peer group institutions to their five most highly compensated executives. The independent consultants also analyzed the value of long-term incentive compensation grants at peer group institutions, annualized over a three-year period. Their analyses showed that the Company's 1999 stock option grants, for the executives listed in the Summary Compensation Table, had been significantly below peer group median equity grant levels. The peer group long-term incentive valuation was converted into an equivalent number of Holding Company options (valued based on the same average Black-Scholes value as used for the peer group analysis), and averaged with the results of the equity stake comparison described above to arrive at recommended option grant guidelines.

     For 2000, based on this review and the independent consultants' recommendations, the Compensation Committee took several actions with respect to long-term incentive awards. First, it increased stock option grant guidelines from those used in 1999 by approximately 25% overall (with adjustments being made to individual grants based on considerations that included individual performance and experience level). Grants were then generally made 70% in the form of non-qualified options to purchase Common Stock and 30% in the form of restricted stock. The non-qualified options were scheduled to vest over a three-year period, subject to accelerated vesting in certain circumstances, including upon a change in control (other than the merger with Hudson) and at retirement, have expiration dates 11 years from the date of grant and have exercise prices equal to the fair market value per share of Common Stock on the date of grant, which was deemed to be the closing price of such stock on the NYSE on that date. The number of shares of restricted stock was determined by first calculating a number of shares equal to 30% of the total option grant suggested under the guidelines (as adjusted on an individual basis) and then multiplying this number by the peer group average Black-Scholes value of 35% to arrive at an equivalent number of restricted shares. In January 2000, Mr. Toal received non-qualified options to purchase 105,000 shares of Common Stock at fair market value on the date of grant and 15,750 shares of restricted stock. This award, which was equivalent to a grant of 150,000 options under the methodology adopted by the Compensation Committee as described above, represented an increase over the 120,000 non-qualified options awarded to Mr. Toal in 1999, but was consistent with the overall approach taken by the Compensation Committee in increasing the size of awards for 2000.

     The awards of restricted stock described above consisted of the right to purchase, for $.01 per share, shares of restricted stock, all of which were scheduled to vest on the third anniversary of their issuance, subject to accelerated vesting in certain specified circumstances, including upon the happening of certain events intended to result in a change in control of the Holding Company (other than the merger with Hudson), and at retirement.

     In addition, also as recommended by the independent compensation consultants, the Compensation Committee in January 2000 determined that, in order to foster retention, and consistent with its objective of aligning executives' interests with those of stockholders, it would provide a one-time grant of restricted stock, under which senior executives would receive an award equal in value (based on the closing price of the Common Stock at the date of grant) to his or her salary plus target annual incentive for 2000. As a part of this one-time grant, Mr. Toal received 144,000 shares of restricted stock, based on his target total cash compensation for 2000 of $2,025,000. These one-time grants to Mr. Toal and other senior executives were originally scheduled to vest on the fifth anniversary of their grant, and were otherwise subject to the same terms and conditions as the long-term incentive awards of restricted stock described above.

     Also, although not an aspect of cash or incentive compensation, the Company seeks to attract and retain executives by providing a variety of benefit plans and programs generally designed to be competitive with those provided by other financial services companies. See "Executive Compensation" for a summary of these plans and programs as currently in effect.

     The Compensation Committee's policy has been to structure executive compensation in a time and manner intended to limit the likelihood that current compensation will exceed the limits for deductibility prescribed by Section 162(m) of the Internal Revenue Code. In furtherance of this policy, the Holding Company adopted, with stockholder approval, the Senior Officer Incentive Plan, under which incentive awards to senior officers are made in a manner intended to qualify them for full deductibility under the Internal Revenue Code. However, the Compensation Committee has retained discretion to make exceptions to this policy, and in determining whether to do so the Compensation Committee has previously stated that it would consider a number of factors, including the tax position of the Company, the materiality of amounts likely to be involved and any potential ramifications of the loss of flexibility to respond to unforeseeable changes in circumstances. During 2000, such an unforeseeable change in circumstances occurred. Under the terms of the Holding Company's stock incentive plans, the Hostile Tender Offer resulted in the unanticipated vesting of restricted stock previously granted (as well as of previously unvested options). The value of this restricted stock (generally based on the price of the Common Stock at the date of vesting) is includable in computing compensation that is subject to the limits for deductibility prescribed by Section 162(m) of the Internal Revenue Code. In the case of several senior officers (including Mr.
Toal), this amount of compensation itself exceeded these deductibility limits and could not then be structured in such a way as to preserve deductibility. Furthermore, these circumstances created a situation in which salary and other compensation that would become payable subsequent to the vesting of the restricted stock would as a result also exceed the deductibility limits under
Section 162(m) of the Internal Revenue Code (although payments under the Senior Officer Incentive

Plan would continue to be fully deductible). After carefully reviewing this situation, and the possible alternatives, the Compensation Committee determined that in light of these unusual circumstances it would suspend the operation of its Section 162(m) policy for the balance of the year 2000, with such policy to be re-implemented for 2001. The net cost to the Company for 2000 of the loss of tax deductions with respect to compensation that exceeded the limits of Section 162(m) of the Internal Revenue Code was approximately $6 million.

     Finally, in determining compensation levels and targets within the framework discussed above, the Compensation Committee takes into full account applicable regulatory restrictions on the compensation of executive officers.

     Executive compensation is a constantly evolving field. The Compensation Committee monitors trends in this area, as well as changes in law, regulation and accounting practice, that may affect either its compensation philosophy or its practices. Accordingly, the Compensation Committee at all times reserves the right to alter its approach in response to changing conditions. The Compensation Committee is also aware that the unusual events affecting the Company in 2000, and the resulting period of uncertainty about the Company's future direction, have made it at the same time both more imperative, and more difficult, for the Company to attract and retain high quality managers, and that these issues must be addressed in compensation planning, as a part of the ongoing review necessary to assure that the Company's compensation practices continue to reinforce its strategic objectives.

                                          THE COMPENSATION COMMITTEE:

                                            IRA T. WENDER, CHAIRMAN
                                            DERRICK D. CEPHAS
                                            J. BARCLAY COLLINS II
                                            MARGARET OSMER-McQUADE
                                            HOWARD SMITH
                                            NORMAN R. SMITH
                                            ANTHONY P. TERRACCIANO

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, 1999 and 1998 of those persons who were, at December 31, 2000, (a) the Chief Executive Officer of the Holding Company and (b) the other four most highly compensated executive officers of the Holding Company (collectively with the Chief Executive Officer, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                             ANNUAL COMPENSATION               COMPENSATION AWARDS
                                    -------------------------------------   -------------------------
                                                                OTHER       RESTRICTED    SECURITIES
                                                                ANNUAL        STOCK       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY     BONUS(1)     COMPENSATION   AWARDS(2)    OPTIONS/SARS   COMPENSATION(3)
---------------------------   ----  --------   ----------    ------------   ----------   ------------   ---------------
Lawrence J. Toal............  2000  $900,000   $1,462,629(4)    $3,572      $2,244,887     105,000         $ 59,688
  Chief Executive Officer     1999   825,000    1,125,000            0               0     120,000           48,321
                              1998   750,000    1,204,810(5)     5,617       1,631,070      94,800          164,581
Anthony R. Burriesci........  2000   425,000      525,041(6)     3,012         916,223      42,000           28,015
  Chief Financial Officer     1999   400,000      479,683        3,070               0      40,000           23,002
                              1998   375,000      401,620(7)     4,666         699,840      36,700           56,769
Richard A. Mirro............  2000   425,000      525,041(8)     2,087         937,302      42,000           27,588
  Chief Executive Officer,    1999   400,000      400,000        2,087               0      40,000           25,375
  Mortgage Banking            1998   375,000      502,310(9)     3,696          62,226      36,700           20,125
Peyton R. Patterson.........  2000   340,000      310,021(10)     3,012        660,819      31,500           21,891
  General Manager, Consumer   1999   325,000      303,747        3,070               0      30,000           18,869
  Financial Services          1998   275,000      201,040(11)     4,876        441,180      24,600           49,312
D. James Daras..............  2000   340,000      275,031(12)     3,572        627,093      31,500           21,565
  Treasurer                   1999   325,000      225,000        3,070               0      32,500           18,868
                              1998   300,000      226,270(13)     5,144        485,190      30,600           53,847

---------------
 (1) Bonuses are reported in the year that the named executive officer rendered the services to which the bonus relates, even though the amounts shown may actually be paid to the named executive officer in a subsequent year.

 (2) In January 2000, each of the named executive officers was awarded two separate grants of the right to purchase restricted stock, one an annual long-term compensation award and one a retention award in connection with the then-pending merger with Hudson. The number of compensation-based and retention-based shares awarded to each of the named executive officers were, respectively, as follows: Lawrence J. Toal, 15,750 shares and 144,000 shares; Anthony R. Burriesci, 6,300 shares and 58,900 shares; Richard A. Mirro, 6,300 shares and 60,400 shares; Peyton R. Patterson, 4,725 shares and 42,300 shares; and D. James Daras, 4,725 shares and 39,900 shares. Originally, the compensation-based shares were to vest in their entirety in January 2003 and the retention-based shares were to vest in their entirety in January 2005. However, as a result of the Hostile Tender Offer, a "terminating event" was deemed to have occurred in May 2000 under the terms of the stock incentive plan pursuant to which the shares of restricted stock were purchased by the named executive officers. Therefore, under the terms of the plan, all of the restrictions on the shares purchased on or prior to that time lapsed, and as a result, none of the named executive officers held any shares of restricted stock at December 31, 2000. Dividends are paid, and other distributions made, on all shares of restricted stock to the same extent that dividends are declared and paid, or other distributions are made, on shares of Common Stock in general, provided such shares of restricted stock are held on the record date determined for the payment of dividends, or the making of other distributions, if any, on the Common Stock.

 (3) For the year ended December 31, 2000, the amounts set forth reflect matching and supplemental allocations by the Holding Company on behalf of each of the named executive officers under certain defined contribution plans and arrangements.

 (4) The amount shown represents an incentive bonus for 2000, consisting of $1,096,875 and the fair market value of 12,890 shares of restricted stock.

 (5) The amount shown represents an incentive bonus for 1998 of $1,200,000 and a cash award equal to the purchase price of 4,810 shares of restricted stock.

 (6) The amount shown represents an incentive bonus for 2000, consisting of $393,750 and the fair market value of 4,627 shares of restricted stock.

 (7) The amount shown represents an incentive bonus for 1998 of $400,000 and a cash award equal to the purchase price of 1,620 shares of restricted stock.

 (8) The amount shown represents an incentive bonus for 2000, consisting of $393,750 and the fair market value of 4,627 shares of restricted stock.

 (9) The amount shown represents an incentive bonus for 1998 of $500,000 and a cash award equal to the purchase price of 2,310 shares of restricted stock.

(10) The amount shown represents an incentive bonus for 2000, consisting of $232,500 and the fair market value of 2,732 shares of restricted stock.

(11) The amount shown represents an incentive bonus for 1998 of $200,000 and a cash award equal to the purchase price of 1,040 shares of restricted stock.

(12) The amount shown represents an incentive bonus for 2000, consisting of $206,250 and the fair market value of 2,424 shares of restricted stock.

(13) The amount shown represents an incentive bonus for 1998 of $225,000 and a cash award equal to the purchase price of 1,270 shares of restricted stock.

     The following table contains information concerning the grant of options to purchase shares of Common Stock and limited tandem stock appreciation rights ("SARs") to the named executive officers during the year ended December 31, 2000.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS
                               ----------------------------------------------------------------------------
                                NUMBER OF        % OF TOTAL
                                SECURITIES      OPTIONS/SARS
                                UNDERLYING       GRANTED TO      EXERCISE OR                   GRANT DATE
                               OPTIONS/SARS     EMPLOYEES IN     BASE PRICE     EXPIRATION    PRESENT VALUE
NAME                            GRANTED(1)     FISCAL YEAR(2)      ($/SH)          DATE         ($)(3)(4)
----                           ------------    --------------    -----------    ----------    -------------
Lawrence J. Toal.............    105,000            6.59%          14.0625       1/28/11         720,563
Anthony R. Burriesci.........     42,000            2.64           14.0625       1/28/11         288,225
Richard A. Mirro.............     42,000            2.64           14.0625       1/28/11         288,225
Peyton R. Patterson..........     31,500            1.98           14.0625       1/28/11         216,169
D. James Daras...............     31,500            1.98           14.0625       1/28/11         216,169

---------------
(1) The options shown were scheduled to become exercisable at a rate of one-third per year commencing one year from the date of the grant. However, as a result of the Hostile Tender Offer, a "terminating event" was deemed to have occurred in May 2000 under the terms of the stock incentive plan pursuant to which these options were granted. Therefore, under the terms of this plan, all of these options became fully exercisable at that time. All of the awards reflected in the table consisted of options with limited tandem SARs. The tandem SARs shown are only exercisable within the 60-day period following the occurrence of certain specified changes in ownership or control of the Holding Company or certain of its subsidiaries and are payable on the basis of the highest price paid for shares of Common Stock during the 90-day period ending on the day of the change in ownership or control.

(2) The percentage set forth in this column reflects the relationship between the number of options (with limited tandem SARs) granted to the named executive officer and the number of options (whether or not with limited tandem SARs) granted to all employees in the fiscal year.

(3) The estimated value shown, which was determined by application of the Black-Scholes option pricing model, was developed solely for purposes of comparative disclosure in accordance with the regulations of the Commission and does not necessarily reflect the Holding Company's view of the appropriate value or methodology for purposes of financial reporting. Use of this model should not be viewed in any way as a forecast of the future performance of the Common Stock, volatility or dividend policy. No adjustments have been made for forfeitures or non-transferability.

(4) The estimated present value of the options shown is based upon historical experience and for the options granted to each of the named executive officers is $6.8625 per share using the following assumptions:

        Volatility calculated over 180 trading days prior to the date of grant:
        0.34928;

        Risk-Free Rate of Return, representing the interest rate on a United States Treasury security with a maturity date corresponding to the term of the options: 6.76%;

        Dividend Yield for each of the options granted: 1.707%; and

        Time of Exercise for all options shown: 11 years.

     The following table sets forth information with respect to exercised options during 2000, as well as the aggregate number of unexercised options to purchase Common Stock granted in all years to the named executive officers and held by them as of December 31, 2000 and the value of unexercised in-the-money options (i.e., options that had a positive spread between the exercise price of such option and the fair market value of the Common Stock) as of December 31, 2000. The Company has not granted any freestanding SARs to the named executive officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES(1)

                                                                       NUMBER OF
                                                                      SECURITIES            VALUE OF
                                                                      UNDERLYING           UNEXERCISED
                                                                      UNEXERCISED         IN-THE-MONEY
                                                                    OPTIONS/SARS AT      OPTIONS/SARS AT
                                                                   DECEMBER 31, 2000    DECEMBER 31, 2000
                                          SHARES                   -----------------    -----------------
                                         ACQUIRED       VALUE        EXERCISABLE/         EXERCISABLE/
NAME                                    ON EXERCISE    REALIZED      UNEXERCISABLE        UNEXERCISABLE
----                                    -----------    --------    -----------------    -----------------
Lawrence J. Toal......................       0            $0           762,858/0          $11,949,017/0
Anthony R. Burriesci..................       0             0           208,700/0            2,006,469/0
Richard A. Mirro......................       0             0           173,200/0            1,724,981/0
Peyton R. Patterson...................       0             0            96,767/0              836,067/0
D. James Daras........................       0             0           207,565/0            2,938,088/0

---------------
(1) As a result of the Hostile Tender Offer, a "terminating event" was deemed to have occurred in May 2000 under the terms of the stock incentive plans pursuant to which these options were granted, and therefore, all of the previously unexercisable options became exercisable at that time. As a result, none of the named executive officers held any unexercisable options at December 31, 2000.

     The following table shows the estimated annual pension benefits payable to a covered member at normal retirement age (age 65) under the Retirement Plan of Dime Bancorp, Inc. (the "Retirement Plan") and the Benefit Restoration Plan of The Dime Savings Bank of New York, FSB (the "Benefit Restoration Plan") based on compensation covered under the plans and years of creditable service.

                               PENSION PLAN TABLE

                                                    YEARS OF CREDITABLE SERVICE
                                      --------------------------------------------------------
REMUNERATION                          15 YEARS    20 YEARS    25 YEARS    30 YEARS    35 YEARS
------------                          --------    --------    --------    --------    --------
$ 125,000...........................  $ 32,813    $ 43,750    $ 54,688    $ 65,625    $ 75,000
   150,000..........................    39,375      52,500      65,625      78,750      90,000
   175,000..........................    45,938      61,250      76,563      91,875     105,000
   200,000..........................    52,500      70,000      87,500     105,000     120,000
   225,000..........................    59,063      78,750      98,438     118,125     135,000
   250,000..........................    65,625      87,500     109,375     131,250     150,000
   300,000..........................    78,750     105,000     131,250     157,500     180,000
   350,000..........................    91,875     122,500     153,125     183,750     210,000
   400,000..........................   105,000     140,000     175,000     210,000     240,000
   450,000..........................   118,125     157,500     196,875     236,250     270,000
   500,000..........................   131,250     175,000     218,750     262,500     300,000
   600,000..........................   157,500     210,000     262,500     315,000     360,000
   700,000..........................   183,750     245,000     306,250     367,500     420,000
   800,000..........................   210,000     280,000     350,000     420,000     480,000
   900,000..........................   236,250     315,000     393,750     472,500     540,000
 1,000,000..........................   262,500     350,000     437,500     525,000     600,000
 1,100,000..........................   288,750     385,000     481,250     577,500     660,000

     A member's compensation covered by the plans is the product of 12 times his or her average monthly compensation for the 36 consecutive months of service during which the member's compensation was the highest or, if the member's service is less than 36 months, then for the entire period of service. For these purposes, covered compensation for the named executive officers includes salary reported in the Summary Compensation Table. The benefit levels set forth in the Pension Plan Table are based on the years of creditable service shown in the table, continued existence of the plans without material change, and payment of benefits in the form of a single life annuity (rather than in other available forms). The benefits listed in the Pension Plan Table are not subject to any reduction for Social Security contributions or benefits or any other offset (although certain minimum benefits provided under the plans with respect to certain prior service are subject to a deduction measured by Social Security benefits or by an offset with respect to compensation earned that is not in excess of Social Security covered compensation). However, such benefits reflect the application of the maximum benefit limit under the plans of 60% of covered compensation. The Benefit Restoration Plan provides benefits that would otherwise be denied a member because of certain limitations on benefits under the Retirement Plan imposed by the Internal Revenue Code. Participants in the Benefit Restoration Plan may invest in, among other things, phantom units of Common Stock. Phantom stock held under the Benefit Restoration Plan is valued daily based upon the closing price of the Common Stock.

     The Company also maintains the Dime Bancorp, Inc. Supplemental Executive Retirement Plan (the "SERP"), which provides for an annual benefit equal to a pension goal percentage (between 30% and 60%) multiplied by Average Compensation (as defined) payable over the life of each SERP participant after the participant's retirement at or after age 65 or, in certain instances, a reduced 50% or 100% joint and survivor annuity form of benefit. Additional forms of benefit, including a lump sum, as well as 5-, 10-, or 15-year-certain life annuities, are available, and the Compensation Committee generally can direct that an actuarially equivalent lump sum be paid at termination of service in lieu of an annuity. For these purposes, unless otherwise provided by the Compensation Committee within the SERP's parameters, Average Compensation is the highest average annual base salary and certain other taxable cash-based compensation (other than sign-on bonus, grants of Common Stock or rights to purchase Common Stock, or other amounts paid in connection with grants of rights to purchase restricted stock) earned over three consecutive years out of the participant's last ten years of employment (or such other period designated by the Compensation Committee), with incentive compensation deemed allocated and paid over the period over which it was earned. The Compensation Committee has provided that restricted stock awards (valued at the date of grant) made as part of bonus awards under the Senior Officer Incentive Plan for the year 2000 will be included in Average Compensation for SERP purposes. The SERP benefit is offset by other retirement benefits provided under qualified defined benefit plans of the Holding Company and the Bank (such as the Retirement Plan), as well as the Benefit Restoration Plan and other contractual benefits to the extent they relate to the benefits under a Company qualified defined benefit plan. The SERP provides that benefits may commence, in a reduced amount, if the participant terminates service before age 65 but, unless the Compensation Committee directs otherwise, no earlier than age 55. The SERP also provides for a death benefit to be paid to a participant's surviving spouse or minor children in the event that the participant dies prior to the start of his or her benefits under the SERP. Death benefits will not commence to be paid until the month that the participant would have attained age 55 had he or she lived. Benefits under the SERP generally vest based on the period of employment by the participant, with partial vesting after five years, increasing to full vesting after ten years. The SERP counts service both before and during SERP participation for these purposes. Accelerated vesting applies in the event of certain terminations of employment after certain change in control events (as defined) and the Compensation Committee can alter the vesting schedule (but with limits on such alteration rights upon a change in control). Except with respect to vesting rights, and except to the extent that compensation considered under the SERP may increase over a period of time, the SERP benefit does not increase based on years of service.

     Mr. Toal's SERP goal has been set at 60%. As of December 31, 2000, therefore, Mr. Toal had accrued a SERP benefit (which will be offset by his Retirement Plan and related Benefit Restoration Plan benefits), commencing at age 65 in the form of a single life annuity, of approximately $1,252,500. Mr. Toal was then 98% vested in that benefit.

     Mr. Burriesci has a SERP goal that has been set at 50%. Under Mr. Burriesci's employment agreement, he is also provided with a benefit based on a doubling of Retirement Plan and related Benefit Restoration Plan accruals (offset by actual Retirement Plan and related Benefit Restoration Plan benefits) during the first ten years of his employment. Those benefits will act as an offset of Mr. Burriesci's SERP benefit. Based on compensation earned through December 31, 2000, Mr. Burriesci's SERP benefit, which will be offset by Retirement Plan and related Benefit Restoration Plan benefits, as well as the additional contractual benefit described above, commencing at age 65 in the form of a single life annuity, is approximately $434,100. Mr. Burriesci has not yet vested in that benefit.

     Each of Messrs. Mirro and Daras and Ms. Patterson has a SERP goal that has been set at 50%. Based on compensation earned through December 31, 2000, the SERP benefit (which will be offset by Retirement Plan and related Benefit Restoration Plan benefits) accrued, commencing at age 65 in the form of a single life annuity, by Mr. Mirro is approximately $437,500, by Mr. Daras is approximately $281,700 and by Ms. Patterson is approximately $292,300. As of December 31, 2000, Mr. Daras was 100% vested in his SERP benefit, while neither Mr. Mirro nor Ms. Patterson was vested.

     The respective completed period of creditable service under the Retirement Plan and, as appropriate, the Benefit Restoration Plan and the period of service for vesting in SERP benefits as of December 31, 2000 for each of the named executive officers is as follows: Lawrence J. Toal, nine years, ten months; Anthony R. Burriesci, three years, six months; Richard A. Mirro, four years; Peyton R. Patterson, four years, eight months; and D. James Daras, ten years.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Bank has employment agreements with each of the named executive officers.

     Agreement with Mr. Toal. The Bank has an employment agreement with Mr. Toal, dated as of January 30, 1998, which was amended as of October 22, 1999 and May 18, 2000. The current term of Mr. Toal's agreement extends to December 31, 2002. The Holding Company is jointly and severally liable for the obligations of the Bank under Mr. Toal's agreement.

     In accordance with Mr. Toal's agreement, he serves as Chief Executive Officer of the Holding Company and Chief Executive Officer and Chairman of the Board of the Bank. Under his agreement, Mr. Toal received a base salary of $900,000 in 2000, which may be subsequently increased (but not decreased) by the Board. For 2001, Mr. Toal's base salary has been increased to $950,000. Mr. Toal also will be eligible to participate in an annual bonus program (with a target bonus opportunity of at least 50% of his base salary) and a long-term incentive program and is provided with certain perquisites such as financial planning benefits, club memberships and a car and driver.

     Under his agreement, Mr. Toal also participates in the SERP, with a pension goal of not less than 60% based on average compensation and vesting over ten years of service. (Mr. Toal's SERP benefit is described in more detail above.) However, pursuant to the agreement, Mr. Toal will be fully vested in his SERP benefit in the event of a termination of his employment (other than for cause) in connection with a change in control (as described below) that otherwise would trigger a right to change in control-related benefits. In the event of any other involuntary termination of Mr. Toal's employment (other than for cause), Mr. Toal will receive service credit for SERP vesting purposes as if he had remained in employment until the end of the term of his agreement then in effect. In addition, when applying the average compensation definition under the SERP, in the event of any termination of Mr. Toal's employment that would trigger a right to change in control-related benefits, or any other involuntary termination of Mr. Toal's employment (other than for cause), average compensation will be determined as if Mr. Toal had continued service throughout the then applicable term of his agreement and earned an assumed annual bonus based upon a formula set forth in that agreement. Mr. Toal's agreement also provides that if, at or after age 65, the amounts payable to him under the SERP and other defined benefit plans of the Holding Company and affiliates, when stated in the form of a single life annuity, do not equal at least $1,235,000, he will be entitled, upon retirement, to additional payments so that his total retirement benefit, expressed as a single life annuity, at or after age 65, will not be less than that amount.

     In the event of Mr. Toal's disability, his agreement provides that he will receive a sum equal to his annual salary in the first year of such disability and a sum equal to 75% of his annual salary for each year thereafter throughout the duration of the disability up to age 65, with continued life, medical and dental coverage for the same period.

     If Mr. Toal's employment is terminated by the Bank (other than for cause), Mr. Toal will receive a lump sum payment equal to two times his annual salary, as well as continuation, until the later to occur of the 18-month anniversary of the date of termination or the end of the remaining term of his agreement at the effective date of termination, of life, medical and dental insurance coverage, subject to certain conditions. If Mr. Toal voluntarily terminates his employment (except as provided below), generally no additional benefits will be provided to him. Similarly, in general, no continuing benefits are otherwise to be provided to Mr. Toal upon the expiration of the term of his agreement, other than under the SERP and the Key Executive Life Insurance/Death Benefit Plan described below, as well as the other retiree benefits otherwise payable to him.

     Mr. Toal's agreement also provides for specified benefits following a "change in control." For these purposes, a "change in control" is generally defined to include: (1) the acquisition of more than 35% of the voting power of the Holding Company by any person, entity or group; (2) if the individuals who were members of the Board on July 24, 1997, and others whose appointment or nomination was recommended by a vote of 2/3 of the directors in office on July 24, 1997 (or by other directors who themselves previously satisfied this requirement), cease to constitute a majority of the Board; (3) a merger or consolidation of the Holding Company or any direct or indirect subsidiary of the Holding Company unless the Holding Company voting securities outstanding before the event continue to represent (in combination with securities held under an employee benefit plan of the Holding Company or any subsidiary) at least 65% of the outstanding voting securities of the surviving entity after the merger or consolidation, or unless the merger or consolidation was effected solely to implement a recapitalization of the Holding Company or the Bank where no person, entity or group becomes the owner of 35% or more of the voting securities of the Holding Company or the Bank; (4) the execution of a binding agreement for one of the events described in (1) or (3) (unless abandoned); and (5) certain sales of substantially all of the Holding Company's consolidated assets, as well as certain other circumstances specified in Mr. Toal's agreement.

     If following a change in control Mr. Toal's employment is involuntarily terminated (other than for cause) during the term of his agreement in effect at the time of the change in control, or if Mr. Toal terminates his employment during such term after (a) he has not been re-elected to his current positions (or, if the Holding Company or the Bank is not the surviving ultimate parent entity in the transaction giving rise to the change in control, elected as chief executive officer of the ultimate parent entity), (b) there has been a notice of non-renewal of Mr. Toal's agreement other than for cause, or (c) there is a material change in Mr. Toal's functions, duties, or responsibilities to a level of lesser responsibility, importance, or scope, Mr. Toal will be entitled to the SERP enhancement described above, as well as other benefits. These additional benefits include a lump sum equal to three times his "Annual Compensation," as well as (to the extent permissible under the underlying plan) continued exercisability of all vested stock options as if there had not been a termination of employment (including options that vest upon Mr. Toal's retirement), and continued disability, medical and dental insurance coverage for Mr. Toal and his spouse for the remainder of their lives, subject to certain conditions. For these purposes, "Annual Compensation" at any time means the sum of his annual salary plus an assumed annual bonus based upon a formula set forth in Mr. Toal's agreement.

     Agreement with Mr. Burriesci. The Bank has an employment agreement with Mr. Burriesci, dated as of January 30, 1998, which was amended as of May 18, 2000. The term of this agreement extends to March 1, 2004, with automatic renewal applying each March 1st, absent earlier non-renewal. The Holding Company is jointly and severally liable for the obligations of the Bank under Mr. Burriesci's agreement.

     Mr. Burriesci's agreement provides that he will serve as Chief Financial Officer of the Holding Company and the Bank and provided for an annual salary during the period of the agreement ending July 1, 2000 at the rate of $375,000. This annual salary is subject to periodic review and possible increase, or up to a 25% decrease (but not below the level set forth above). An Agreement Regarding Initial Employment Terms with Mr. Burriesci, dated as of July 1, 1997, as amended, provided for a promise of long-term incentive awards in the form of options with a value of at least 75% of his base pay for 2000, to the extent approved by the Compensation Committee, and provides for certain perquisites.

     Pursuant to the terms of his employment agreement, Mr. Burriesci also participates in the SERP, with a pension goal of not less than 50% of average SERP-covered compensation (as more fully described above). Mr. Burriesci's agreement also provides for a benefit based upon a doubling of Retirement Plan and related Benefit Restoration Plan accruals (offset by actual Retirement Plan accruals) during the first ten years of his employment, which vested in July 2000. This benefit will act as an offset of Mr. Burriesci's SERP benefit, if one is payable.

     In the event of Mr. Burriesci's permanent disability, the Bank will pay Mr. Burriesci his annual salary for up to one year, less the maximum benefit available under Company insurance coverage, and will generally continue to provide certain benefits for the remaining term of his agreement then in effect. If Mr. Burriesci's employment is terminated without cause, the Bank will continue to pay him his annual salary (as in effect at the termination date) for 18 months, as well as generally continue certain benefits for the same period. However, if that termination occurs on or prior to March 1, 2003, Mr. Burriesci will be paid the greater of the above referenced amount or a lump sum benefit equal to the salary and target bonus (based on his rate of salary and target bonus in effect at the termination date) that would otherwise be payable for the remaining term of the agreement, with welfare benefits generally continuing for the remaining term.

     Mr. Burriesci's agreement also provides for enhanced severance benefits (in lieu of the termination benefits described above) following a change in control (defined in the same manner as under Mr. Toal's agreement). If, after a covered change in control, Mr. Burriesci's employment is terminated by the Bank (other than for cause), or if Mr. Burriesci terminates his employment during the term in effect at the time of the change in control after a decrease in his annual salary (to a level below that which applied before the change in control) or a material downgrading of his duties or responsibilities from those in effect immediately prior to the change in control, the enhanced benefits will be payable. In either of those events, Mr. Burriesci is to be entitled to (i) payment equal to three times the sum of his annual salary and target cash incentives for which he was eligible (for the year in question) immediately before the termination, and (ii) continuation of all life, disability, medical and dental insurance coverage for the remaining term of his agreement at the time of the termination, subject to certain conditions. Mr. Burriesci's agreement also includes a provision for continued exercisability of all vested options for the remainder of their terms and continued vesting and exercisability of all non-vested options as if there had not been a termination of service upon a change in control (to the extent permitted by the relevant plan under which the options were granted). In the event of a termination of service triggering change in control benefits, Mr. Burriesci will also fully vest in his SERP benefit and be eligible for a payment to make up any amount forfeited under any qualified defined contribution plan of the Holding Company and the related provisions of the Benefit Restoration Plan.

     Agreement with Mr. Mirro. The Bank has an employment agreement with Mr. Mirro, dated as of December 21, 1998, which was amended as of May 18, 2000. The term of this agreement currently extends to March 1, 2004, with automatic renewal applying each March 1st, absent earlier non-renewal.

     Mr. Mirro's agreement provides that he will serve as Chief Executive Officer of NAMC with his salary at a minimum rate of $375,000, subject to periodic review and possible increase, or up to a 25% decrease.

     Pursuant to the terms of his employment agreement, Mr. Mirro also participates in the SERP, with a pension goal of not less than 50% of average SERP-covered compensation (as more fully described above). In the event of Mr. Mirro's permanent disability, the Bank will pay Mr. Mirro his annual salary for up to one year, less the maximum benefit available under Company insurance coverage, and will generally continue to provide certain benefits for the remaining term of Mr. Mirro's agreement then in effect.

     If Mr. Mirro's employment is terminated without cause during the term of his agreement, the Bank will continue to pay Mr. Mirro his annual salary (as in effect at the termination date) plus his target bonus amount (as in effect for the year of the termination) for two years, as well as generally continue certain benefits for the same period. However, if that termination occurs on or prior to March 1, 2003, Mr. Mirro will be paid the greater of the above referenced amount or a lump sum benefit equal to the salary and bonus (based on his rate of salary and bonus opportunity in effect at the termination date) that would otherwise be payable for the remaining term of the agreement, with certain benefits generally continuing for the remaining term. In such circumstance, Mr. Mirro's stock options and restricted stock will also fully vest. If Mr. Mirro's principal place of employment is moved more than 75 miles from Tampa, he has the right, for a 30-day period, to treat such relocation as a termination by the Bank without cause, entitling him to these termination benefits. He also has a right to these termination benefits if his agreement is not renewed, provided that, within 30 days of his receipt of notice of non-renewal, he elects to treat the non-renewal as an involuntary termination.

     Mr. Mirro's agreement also provides for enhanced severance benefits (generally in lieu of the termination benefits described above) in certain circumstances following a change in control (defined in the same manner as under Mr. Toal's agreement). If, after a covered change in control, Mr. Mirro terminates his employment during the term of his agreement in effect at the time of the change in control after a decrease in his annual salary (to a level below that which applied before the change in control) or a material downgrading of his duties or responsibilities from those in effect immediately prior to the change in control, the enhanced severance benefits will be payable. The enhanced severance benefits will also be payable if Mr. Mirro terminates his employment for any reason during the 90-day period starting six months after certain change in control events, provided that Mr. Mirro gives notice of his intent to so terminate within 30 days after the change in control. (The period between Mr. Mirro's notice and the termination date is referred to as the notice period.) If the Bank involuntarily terminates Mr. Mirro's employment within the notice period (including the providing of a notice of non-renewal of Mr. Mirro's agreement) by any means other than at the direction of Mr. Toal in his capacity as Chairman of the Board, Chief Executive Officer or President of the Bank (but other than for cause), or even if by Mr. Toal in such capacity but for reasons other than Mr. Mirro's performance (other than for cause), the enhanced severance benefits will be payable. If the Bank involuntarily terminates Mr. Mirro's employment other than during the notice period but during the remaining term of his agreement in effect at the time of the change in control, for any reason (other than for cause), and by any permitted means (including the providing of a notice of non-renewal of Mr. Mirro's agreement), the enhanced severance benefits will be payable.

     Where the enhanced severance benefits are payable, they will include (i) payment equal to three times the sum of Mr. Mirro's annual salary and target cash incentives for which he was eligible (for the year in question) immediately before the termination, and (ii) continuation of life, disability, medical and dental insurance coverage for the remaining term of his agreement at the time of the termination, subject to certain conditions. Mr. Mirro's agreement also includes a provision for exercisability of all vested options for the remainder of their terms and continued vesting (to the extent not otherwise subject to accelerated vesting) and exercisability of all non-vested options as if there had not been a termination of service upon a change in control (to the extent permitted by the relevant plan under which the options were granted). In the event of a termination of service triggering change in control benefits, Mr. Mirro will be eligible for a payment to make up any amount forfeited under any qualified defined contribution plan of the Holding Company and the related provisions of the Benefit Restoration Plan. If Mr. Mirro is involuntarily terminated within the term in effect at the time of a change in control, or if he terminates his employment after a material downgrading of his duties or responsibilities from those in effect immediately prior to the change in control or a reduction in his salary, he will fully vest in his SERP benefits. If he otherwise voluntarily terminates his employment in a manner making him eligible for the enhanced severance benefits, he will be entitled to a benefit calculated as if he were fully vested in the Retirement Plan and the related provisions of the Benefit Restoration Plan (but which benefit would constitute an offset of any other SERP benefits that may be payable to him).

     If Mr. Mirro provides notice of his intent to terminate his employment within 30 days after a change in control, with that termination to take effect during the 90-day period starting six months after the change in control (with the period between Mr. Mirro's notice and his announced termination date referred to again as the notice period), and the Bank terminates Mr. Mirro's employment during the notice period by action of Mr. Toal in his capacity as Chairman of the Board, Chief Executive Officer or President of the Bank, for reasons of Mr. Mirro's performance (but not constituting termination for cause), Mr. Mirro will be entitled to all of the enhanced severance benefits that otherwise apply in the event of an involuntary termination after a change in control as described above, except that instead of receiving a payment equal to three times the sum of his annual salary and target cash incentives for which he was eligible (for the year in question) immediately before the termination, the payment will be equal to two times such sum.

     Mr. Mirro's agreement also provides that enhanced severance benefits will be payable in the event his employment is terminated by the Bank during the term of his agreement after any transfer of control of NAMC that does not otherwise constitute a change in control of the Holding Company or the Bank, or if he terminates his employment during that period after a decrease in his annual salary (to a level below that which applies before the transfer of control) or a material downgrading of his duties or responsibilities from those in effect immediately prior to the transfer of control. For these purposes, a transfer of control of NAMC would generally be defined to include certain sales by the Company of a majority interest in

NAMC's stock or of substantially all of its assets, or the execution of a binding agreement covering such a sale. If these benefits become payable, they will include (i) payment equal to three times the sum of Mr. Mirro's annual salary and target cash incentives for which he was eligible (for the year in question) immediately before the termination, and (ii) continuation of life, disability, medical and dental insurance coverage for the remaining term of his agreement at the time of the termination, subject to certain conditions.

     Other Agreements. Ms. Patterson and Mr. Daras are each party to an employment agreement with the Bank, with a current term until March 1, 2004. Each agreement was entered into as of January 30, 1998, and was amended as of May 18, 2000. These agreements both provide for automatic renewal each March 1st, absent earlier non-renewal.

     Each of the employment agreements with Ms. Patterson and Mr. Daras provides for an annual salary that is subject to periodic review and possible increase or up to a 25% decrease. If the individual becomes permanently disabled and her or his employment agreement is terminated by the Bank for that reason, the Bank will pay the individual her or his annual salary for up to one year, less the maximum benefit available under the Company's disability insurance coverage, and will generally continue to provide certain benefits for the remaining term in effect.

     Each of these employment agreements provides for SERP participation, with a pension goal of not less than 50% of average SERP-covered compensation. Additionally, these employment agreements provide that, if the Bank terminates the individual's employment without cause, she or he is generally entitled to a continuation of salary and certain benefits for a period of between six and 18 months, depending on her or his length of employment and her or his age at the time of termination. However, if that termination occurs on or prior to March 1, 2003, she or he will be paid the greater of the above referenced amount or a lump sum benefit equal to the salary and bonus (based on her or his rate of salary and bonus opportunity in effect at the termination date) that would otherwise be payable for the remaining term of the agreement, with certain benefits generally continuing for the remaining term.

     Each of the employment agreements with Ms. Patterson and Mr. Daras provides for certain severance payments and benefits following a change in control if the employment agreement is terminated by (a) the Bank without cause or (b) the individual during the term in effect at the time of the change in control after a decrease in her or his annual salary or a material downgrading in duties or responsibilities. For these purposes, a change in control is defined in the same manner as under Mr. Toal's agreement. The benefits to be provided to each of these individuals in such events will be (i) payment equal to three times the sum of her or his annual salary and target cash incentives for which she or he was eligible immediately before the termination, and (ii) continuation of all life, disability, medical, and dental insurance coverage for the remaining term of the employment agreement at the time of the termination (as long as continued contributions are made by her or him). These agreements also include a provision for continued exercisability of all vested stock options for the remainder of their terms and continued vesting and exercisability of all non-vested stock options as if there had not been a termination of service upon a change in control (to the extent permitted by the relevant plan under which the options were granted). These agreements additionally include a provision for full vesting of SERP benefits, and a payment to make up any amount forfeited under any qualified defined contribution plan of the Holding Company and the related provisions of the Benefit Restoration Plan, in the event of a termination of service triggering change in control benefits.

     Ms. Patterson is also party to an Agreement Regarding Initial Employment Terms, dated June 11, 1996, that provides for a promise of long-term incentive awards equal in value to 60% of base pay, to the extent approved by the Compensation Committee, and provides for certain perquisites.

     Miscellaneous. Each of the employment agreements for the named executive officers provides that, if the amounts become payable other than as a result of events following a change in control (including, with respect to Mr. Mirro, a transfer of control of NAMC), and if those amounts would be deemed to constitute parachute payments within the meaning of Section 280G of the Internal Revenue Code that would, when added to other similar amounts, result in an excise tax under Section 4999 of the Internal

Revenue Code, they will be reduced to avoid the imposition of such excise tax. However, the SERP benefit described above will not be so reduced. In the event of an eligible termination of employment after a change in control, or in the absence of a change in control, in the event that the SERP benefit results in the imposition of such an excise tax (but after the reduction of other benefits, as described above), the Bank will make an additional payment or payments so as to provide the executive with the benefits he or she would have received in the absence of such tax. The Bank will not be entitled to a federal income tax deduction for any "excess parachute payments," including any additional amounts paid pursuant to the "gross-up" provisions of the respective employment agreements with regard to such taxes.

     Each of the foregoing employment agreements includes provisions conditioning payments thereunder on compliance with statutory and regulatory restrictions.

     Each of the named executive officers participates in the Key Executive Life Insurance/Death Benefit Plan of The Dime Savings Bank of New York FSB (the "Key Life Plan"), which provides life insurance coverage during their employment generally up to six times the sum of the named executive officer's base salary plus target incentive amounts for the preceding year (three times such amount in the case of Mr. Daras), for which the participant pays a scheduled premium. If the participant terminates employment when eligible to "Retire" (for these purposes, when the participant retires under the Retirement Plan or otherwise after attaining age 55 and completing 5 years of service), the life insurance coverage converts into the right to a death benefit in the same amount for each of the named executive officers (67% of that amount for Mr. Daras), with no additional contributions required by the participant. If the participant terminates employment before he or she is eligible to Retire, the participant may continue life insurance coverage until age 65 by paying the required premiums and, at that age, can convert to such death benefit, to the extent such benefit has otherwise vested. A reduced life insurance benefit is also available after retirement or attainment of age 65, in lieu of the Bank-paid death benefit. Vesting in the death benefit (or reduced life insurance benefit) depends on service with the Company as a participant in the Key Life Plan, with graded vesting over ten years and full vesting upon retirement under the Retirement Plan or otherwise after attaining age 55 and completing 5 years of service. Full vesting in the death benefit also applies for certain participants (including all of the named executive officers) in the event of certain "change in control" events, as defined in the Key Life Plan, with other change in control events resulting in full vesting only if the participant's service terminates involuntarily or after a reduction in salary or a material downgrading in duties or responsibilities. For Mr. Toal and Mr. Daras, full vesting occurred in connection with the Anchor Merger.

     Certain officers of the Company, including the named executive officers, may choose to defer all or a portion of their cash compensation pursuant to a Voluntary Deferred Compensation Plan. If the officer defers his or her compensation, it will be payable at a later date (generally not less than three years after the year in which it would otherwise have been payable and not later than the later of the calendar quarter in which the officer attains age 70 1/2 or the fourth quarter after the termination of service of the officer) and, at that time, may be paid (pursuant to the officer's election) in a lump sum or in installments. Payments may also be made in the event of certain changes in control or upon certain circumstances of financial hardship. During the period of the deferral, amounts deferred are credited with earnings based upon the officer's election from among several different deemed investments, which currently include phantom units of Common Stock. Phantom stock under the Voluntary Deferred Compensation Plan is valued based upon the end-of-the-month closing price of the Common Stock. A special valuation will apply in the event of a change in control.

     In addition to the severance payments and benefits described above, awards of stock options, restricted stock and certain other stock-based awards to Company employees, including the named executive officers, generally vest upon a change in control. Also, officers (including the named executive officers) who are participants in the Holding Company's Senior Officer Incentive Plan will be entitled to receive their individual target bonus awards for any performance period (as defined in the plan) in which a change in control occurs, pro-rated if the officer terminates employment during the relevant performance period.

DIRECTOR COMPENSATION

     During 2000, outside directors were paid an annual retainer fee of $30,000. Outside directors were entitled to receive a fee of $1,500 for each board meeting of the Holding Company or the Bank attended in person, $1,200 for each committee meeting attended in person and $1,000 for each board or committee meeting attended by telephone conference in 2000. However, whenever both the Holding Company and the Bank held concurrent or consecutive meetings, each director waived the fees with respect to one of those entities. During 2000, the Chairperson of each of the Company's standing committees received an annual fee of $4,000.

     Outside directors may choose to defer all or a portion of their cash compensation pursuant to a Deferred Compensation Plan. If an outside director defers his or her compensation, it will be payable at a later date (generally not less than three years after the year in which it would otherwise have been payable and not later than the later of the calendar quarter in which the director attains age 75 or the fourth quarter after the termination of service of the director) and, at that time, may be paid (pursuant to the director's election) in a lump sum, in installments, or converted to an annuity form. Payments may also be made in the event of certain changes in control or upon certain circumstances of financial hardship. (Different payout rules apply with respect to the payment of amounts deferred prior to August 1994.) During the period of the deferral, amounts deferred are credited with earnings based upon the director's election from among several different deemed investments, which currently include phantom units of Common Stock. This phantom stock is valued based upon the end-of-the-month closing price of the Common Stock. A special valuation will apply in the event of a change in control.

     In addition, the Company has maintained a Retainer Continuation Plan for its outside directors since 1988. The only current outside director participating in the Retainer Continuation Plan is Mrs. Kopp. Under the Retainer Continuation Plan, a participating outside director is entitled to receive an annual benefit, payable for life commencing when the director ceases to serve on the Board, equal to the basic annual retainer paid to outside directors for the last calendar year in which he or she served on the Board. The amount of this benefit will be adjusted actuarially if a payment option other than a single life annuity is chosen, and if the director's death were to occur before benefit payments have begun, his or her beneficiary will be paid a benefit that is the actuarial equivalent of the benefit that would have been payable to the director. The total benefit to be payable to a director under the Retainer Continuation Plan will not be less, in the aggregate, than the present value of the director's benefit based on the amount accrued as of January 1, 1997 as described below. This plan was amended in 1996 and, as a result, is no longer open to new directors.

     Each of the then-current outside directors, who elected, pursuant to the 1996 amendment, to have a lump sum amount that was determined to reflect the present value of their benefit under that plan accrued as of January 1, 1997, as well as a 3.5% inflation factor, credited to, and payable as a fully vested benefit under, a special "Benefit Transfer Account" of the director Deferred Compensation Plan, will no longer receive any benefits under the Retainer Continuation Plan. The amount credited to the Benefit Transfer Account for the outside director was required to be deemed invested in phantom units of Common Stock until the earlier of the director's attaining age 73 or January 1, 1999. For purposes of the initial deemed investment in phantom stock within the Benefit Transfer Account, the value of the stock was based on the average closing price of Common Stock during each trading day in the 12-month period preceding the date of the initial phantom stock investment. A similar 12-month average valuation will apply when determining the value of the phantom stock the first time a director directs that the amounts that were credited to the Benefit Transfer Account are no longer to be deemed invested in phantom stock. A special valuation will also apply in the event of a change in control. Payment of the credited amounts (and earnings thereon) can be made in a lump sum, in installments, or in the form of an annuity and will commence at the end of the quarter following the director's termination of service, unless the director elects a different commencement date.

     Under the Dime Bancorp, Inc. 1997 Stock Incentive Plan for Outside Directors, awards of options to purchase shares of Common Stock, SARs, rights to purchase shares of restricted stock, or deferred stock may be made to outside directors of the board of directors of the Holding Company or any of its eligible subsidiaries. As of January 31, 2001, there were 15 outside directors of the Holding Company eligible to participate in this plan. During 2000, the outside directors were each awarded the right to purchase 2,000 shares of restricted stock at a price of $.01 per share under this plan. These shares of restricted stock were scheduled to vest in three equal installments on the third, fourth, and fifth anniversaries of the date of grant. However, as a result of the Hostile Tender Offer, a "terminating event" was deemed to have occurred under this plan in May 2000, and therefore, all of the restrictions on these shares of restricted stock lapsed at that time.

     Agreement with Mr. Terracciano. Effective July 6, 2000, the Holding Company entered into an employment agreement with Mr. Terracciano. Under this agreement, Mr. Terracciano will serve for three years as a director and Chairman of the Board of the Holding Company and will be responsible, in collaboration with Mr. Toal, for determining and executing the Company's strategy. During the period of his employment, Mr. Terracciano is to receive an annual salary of at least $600,000 and will be entitled to certain perquisites, including a car and driver. In addition, pursuant to his agreement, Mr. Terracciano was awarded non-qualified options to purchase 500,000 shares of Common Stock at a purchase price of $17.0625 per share (the closing price of the Common Stock on July 6, 2000), and was awarded the right to purchase 200,000 shares of restricted stock at a purchase price of $.01 per share. The options, which have a fixed term of eleven years, will vest, and restrictions on the restricted stock will lapse, in equal installments on the first, second and third anniversaries of their grant date if Mr. Terracciano remains employed by the Company, subject to earlier vesting if Mr. Terracciano dies or becomes disabled during the term of his agreement, or otherwise in accordance with the terms of the stock incentive plan under which they were granted. For 2000, Mr. Terracciano was awarded a bonus of $300,024, which included $225,000 in cash and the right to purchase 2,644 shares of restricted stock having a fair market value of $75,024.

     If Mr. Terracciano's employment is involuntarily terminated, other than for cause, or if Mr. Terracciano terminates his employment following (i) a diminution of his position, authority, duties or responsibilities, (ii) if he is required to be based more than 35 miles from the New York metropolitan area, or
(iii) certain other material breaches by the Holding Company of his agreement, he will be entitled to a lump sum payment equal to his base salary for the then-remaining term of his agreement, and all of Mr. Terracciano's then-unvested options and restricted stock will vest. Also, his agreement provides that, with a limited exception, if any payment to Mr. Terracciano would be subject to an excise tax under Section 4999 of the Internal Revenue Code, the Company will make an additional payment or payments so as to provide Mr. Terracciano with the amounts he would have received in the absence of the excise tax (and any related interest and penalties).

     Understanding with Mr. Large. During 2000, in connection with his services as Chairman Emeritus of the Holding Company, Mr. Large received a retainer fee and meeting fees under the same terms as other outside directors plus a consulting fee of $8,334 per month. This consulting arrangement is reviewed periodically and may be adjusted as warranted in light of the time commitment required of Mr. Large in connection with the performance of the requested duties. Mr. Large's consulting services as Chairman Emeritus include significant time related to the conduct of the Company's "goodwill" litigation against the federal government (as described in Item 3, "Legal Proceedings"), as well as such other tasks as may reasonably be requested from time to time by Mr. Toal.

     Agreement with Mr. Koons. During 2000, as Senior Executive Advisor to the Company and NAMC, Mr. Koons received compensation in the amount of $212,500 pursuant to the terms of his employment agreement, dated as of December 15, 1998 and amended on May 18, 2000. The term of Mr. Koons' agreement extends until June 30, 2002.

     Under the terms of his agreement, Mr. Koons has been required to devote gradually lesser amounts of time to his duties for periods following July 1, 1999, and he is also permitted to engage in certain other non-competitive activities. Mr. Koons' agreement provides that, for the period from January 1, 2000 through June 30, 2000, he received $125,000 and, for each of the 12-month periods thereafter, he will receive a salary at the rate of $175,000, in each case subject to increase on a per diem basis if Mr. Koons works for more than an agreed upon minimum number of days in each such period.

     Pursuant to the terms of his agreement, Mr. Koons also participates in the SERP, with a pension goal of not less than 50% and other terms as specified in his SERP grant. Those terms include a calculation of SERP benefits based on his high 2-year average compensation. Mr. Koons is also provided with supplemental benefits to the extent he is otherwise unable, on account of his employment status, to participate in the Retirement Plan and the Benefit Restoration Plan (with such benefits acting as an offset of his SERP benefit) and a supplemental payment to the extent he is otherwise unable, on account of such status, to participate in the Holding Company's qualified defined contribution plan and the related provisions of the Benefit Restoration Plan.

     In the event of Mr. Koons' permanent disability, the Bank will pay Mr. Koons his annual salary for up to one year, less the maximum benefit available under the Bank's disability insurance coverage, and will generally continue to provide certain benefits for the remaining term of the agreement. If Mr. Koons' employment is terminated without cause, the Bank will pay him a lump sum equal to his aggregate salary payable for the remaining term of his agreement (assuming he works the minimum number of agreed-upon days set forth in his agreement), as well as generally continue certain benefits for such remaining term. Mr. Koons has the right under his agreement to treat any relocation of his principal place of business more than 75 miles from Tampa as a termination without cause, if he makes an election to so treat it within 30 days of the relocation. Under Mr. Koons' agreement, to the extent permitted by the relevant plan, upon an involuntary termination of his employment (other than for cause), or a termination upon a relocation treated (by his election) as an involuntary termination without cause, grants of options and restricted stock previously made to Mr. Koons generally will vest. Upon an involuntary termination without cause, to the extent permitted, options will remain exercisable by Mr. Koons for their remaining terms. (An Agreement Regarding Initial Employment Terms with Mr. Koons, dated December 2, 1996, as amended, provides for exercisability for the full remaining term of the options therein promised for grant during the first two years of his employment in the event of any termination of his employment other than for cause.)

     Mr. Koons' agreement provides for enhanced severance benefits following a change in control (defined in the same manner as under Mr. Toal's agreement). Those benefits will be payable if, after a covered change in control, Mr. Koons' employment is terminated by the Bank (other than for cause), or if Mr. Koons terminates his employment during the term in effect at the time of the change in control after a decrease in his annual salary (not otherwise contemplated by his agreement) or a material downgrading of his duties or responsibilities from those contemplated under his agreement. In either of those events, Mr. Koons is to be entitled to payment equal to three times his annual salary (assuming for these purposes that he works the minimum number of agreed upon full-time equivalent days during any of the periods set forth in his agreement) and continuation of all life, disability, medical and dental insurance coverage for the remaining term of his agreement, subject to certain conditions. Mr. Koons' agreement also would then provide for continued exercisability of all vested options for the remainder of their terms, and immediate vesting of all restricted stock and non-vested options held by Mr. Koons, and continued exercisability of such options for the remainder of their terms, as if there had not been such a termination of service upon the change in control (to the extent permitted by the relevant plan under which the options were granted). In the event of a termination of service triggering change in control benefits, Mr. Koons will also fully vest in his SERP benefit and be eligible for a payment to make up any amount forfeited under any qualified defined contribution plan of the Holding Company and the related provisions of the Benefit Restoration Plan.

COMPARISON OF FIVE-YEAR RETURN TO STOCKHOLDERS

     Set forth below is a line-graph presentation comparing, for the period commencing on the market close on December 31, 1995 through and including December 31, 2000, the yearly percentage change in the Holding Company's cumulative total stockholder return with the cumulative total return of the Standard & Poor's ("S&P") 500 Stock Index and the S&P Financial Index.(1)

[TOTAL RETURN PERFORMANCE LINE GRAPH]

                                                   DIME BANCORP, INC.                S&P 500               S&P FINANCIAL INDEX
                                                   ------------------                -------               -------------------
12/31/95                                                 100.00                      100.00                      100.00
12/31/96                                                 126.88                      122.86                      131.85
12/31/97                                                 261.80                      163.86                      191.69
12/31/98                                                 228.73                      210.64                      210.05
12/31/99                                                 133.26                      254.97                      214.65
12/31/00                                                 265.23                      231.74                      275.01

---------------
(1) Assumes $100 invested on December 31, 1995 in each of the Common Stock, the S&P 500 Stock Index and the S&P Financial Index. Total return assumes reinvestment of dividends and other distributions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of January 31, 2001 (except as noted below) as to Common Stock owned by (a) each of the Holding Company's current directors, (b) each of the named executive officers, (c) all of the Holding Company's directors and executive officers as a group, and (d) each person who, to the Holding Company's knowledge, beneficially owned more than 5% of the outstanding Common Stock. For informational purposes only, the table also sets forth information regarding shares of phantom stock held by certain directors and executive officers. These shares are generally payable following the director's or executive officer's termination of service with the Company and will be paid in cash. There are no voting rights associated with the shares of phantom stock held by these individuals.

                                                                   SHARES OF
                                                                     COMMON       PERCENT OF
                                                                     STOCK        OUTSTANDING    SHARES OF
                                                                  BENEFICIALLY      COMMON        PHANTON
NAME OF BENEFICIAL OWNER (AND ADDRESS OF OWNERS OF MORE THAN 5%)    OWNED(1)         STOCK       STOCK(13)
----------------------------------------------------------------  ------------    -----------    ---------
Lawrence J. Toal............................................        1,154,874(2)         *             --
Anthony P. Terracciano......................................          237,644            *             --
Derrick D. Cephas...........................................           13,500(3)         *          5,159
Frederick C. Chen...........................................           24,360            *         12,468
J. Barclay Collins II.......................................           11,500            *          8,706
Richard W. Dalrymple........................................           21,049(4)         *          9,234
James F. Fulton.............................................           15,662(5)         *         22,000
Fred B. Koons...............................................          153,260(4)         *          5,032
Virginia M. Kopp............................................           19,745(6)         *            879
James M. Large, Jr..........................................          411,776            *             --
Margaret Osmer-McQuade......................................           31,238(7)         *         12,953
John Morning................................................           10,405            *         15,249
Howard H. Newman............................................       27,218,328(8)     23.30%            --
Sally Hernandez-Pinero......................................            8,600            *          6,232
Eugene G. Schulz, Jr........................................           21,658            *             --
Howard Smith................................................           60,500            *         14,841
Norman R. Smith.............................................           11,500            *          8,022
Ira T. Wender...............................................           29,375(9)         *         15,637
Anthony R. Burriesci........................................          344,447            *             --
Richard A. Mirro............................................          272,846(4)         *            619
Peyton R. Patterson.........................................          171,864            *             --
D. James Daras..............................................          303,557(4)         *            902
All directors and executive officers as a group
  (24 persons)..............................................       30,703,647(4)     26.63%       137,728
Warburg, Pincus Equity Partners, L.P........................       27,215,328(10)    23.30%            --
  466 Lexington Avenue
  New York, NY 10017
Wellington Management Company, LLP..........................        8,140,600(11)     6.97%            --
  75 State Street
  Boston, MA 02109
Vanguard Windsor Funds......................................        7,771,300(12)     6.65%            --
  75 State Street
  Boston, MA 02109

---------------
  *  Less than 1%.

 (1) The directors, executive officers, and group named in the table above have sole or shared voting power or investment power with respect to the shares listed in the table. The share amounts listed include shares of Common Stock that the following persons have the right to acquire within 60 days from January 31, 2001: Lawrence J. Toal, 788,748; Anthony P. Terracciano, 7,644; each of Derrick D. Cephas, Frederick C. Chen, James F. Fulton, Sally Hernandez-Pinero, Virginia M. Kopp, John Morning, Margaret Osmer-McQuade, and Ira T. Wender, 3,500; each of J. Barclay Collins II, Richard W. Dalrymple, Eugene G. Schulz, Jr., Howard Smith, and Norman R. Smith, 6,500; Fred B. Koons, 101,700; James M. Large, Jr., 258,834; Howard H. Newman, 3,000; Anthony R. Burriesci, 218,327; Richard A. Mirro, 182,827; Peyton R. Patterson, 103,499; D. James Daras, 213,989; and all current directors and executive officers as a group, 2,036,497.

 (2) Includes 334 shares held by Mr. Toal's spouse, as to which he disclaims beneficial ownership.

 (3) Includes an aggregate of 2,000 shares owned by or in trust for Mr. Cephas' children, as to which he disclaims beneficial ownership.

 (4) Includes shares held by the trustee of the Company's 401(k) plan with respect to the account of the individual or certain members of the group based on reports dated as of December 31, 2000.

 (5) Includes an aggregate of 832 shares owned by or in trust for Mr. Fulton's spouse, as to which he disclaims beneficial ownership.

 (6) Includes an aggregate of 3,000 shares owned by or in trust for Mrs. Kopp's spouse, as to which she disclaims beneficial ownership.

 (7) Includes 7,000 shares owned in trust for Ms. Osmer-McQuade's spouse, as to which she disclaims beneficial ownership.

 (8) Includes 27,215,328 shares held by Warburg (see note (10) below). Mr. Newman disclaims beneficial ownership of the shares held by Warburg.

 (9) Includes 3,000 shares held by Mr. Wender's spouse, as to which he disclaims beneficial ownership.

(10) The information as to Warburg, Pincus Equity Partners, L.P. is derived from a Schedule 13D, filed by Warburg on October 16, 2000, which states that, as of the date of the Schedule 13D, Warburg had sole voting and dispositive power with regard to all of the shares indicated above and shared voting and dispositive power with regard to none of such shares.

(11) The information as to Wellington Management Company, LLP ("Wellington") is derived from a Schedule 13G, filed by Wellington on February 13, 2001, which states that, as of December 31, 2000, Wellington, directly or through its subsidiary, Wellington Trust Company, NA, had sole voting power with regard to none of the shares indicated above, shared voting power with regard to 84,300 of such shares, sole dispositive power with regard to none of such shares, and shared dispositive power with regard to all of such shares. The shares beneficially held by Wellington include 7,771,300 shares beneficially held by Vanguard Windsor Funds ("Vanguard" described in note
     (12) below).

(12) The information as to Vanguard is derived from a Schedule 13G, filed by Vanguard on February 13, 2001, which states that, as of December 31, 2000, Vanguard had sole voting power with regard to all of the shares indicated above, shared voting power with regard to none of such shares, sole dispositive power with regard to none of such shares, and shared dispositive power with regard to all of such shares. These shares are included in the 8,140,600 shares beneficially held by Wellington (see note
     (11) above).

(13) The number of phantom shares held by the directors and executive officers have been rounded down to the nearest whole share for convenience purposes and are presented as of December 31, 2000. Mses. Kopp and Osmer-McQuade and Messrs. Cephas, Chen and Wender each hold shares of phantom stock in a Deferred Compensation Plan (see the "Director Compensation" subheading in
     Item 11, "Executive Compensation"); Mses. Osmer-McQuade and Pinero and Messrs. Chen, Collins, Dalrymple, Fulton, Howard Smith, Norman Smith and Wender each hold shares of phantom stock in the Benefit Transfer Account (see the "Director Compensation" subheading in Item 11, "Executive Compensation"). Mr. Koons holds shares of phantom stock in the Voluntary Deferred Compensation Plan (see the "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" subheading in Item 11, "Executive Compensation") and Messrs. Koons, Mirro and Daras each hold shares of phantom stock in the Benefit Restoration Plan (see the "Executive Compensation" subheading in Item 11, "Executive Compensation").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     Ira T. Wender, a director, is the sole owner of Ira T. Wender, P.C., which has provided service as of counsel to the law firm of Patterson, Belknap, Webb & Tyler LLP since 1994. Patterson, Belknap, Webb & Tyler LLP provided legal services to the Company in 2000 involving general corporate, commercial real estate lending, litigation, executive compensation and employee benefit matters. The Company has retained that firm to provide legal services during 2001 but cannot at present reasonably estimate the extent of the services or the amount of related legal fees to be incurred.

     In 1997, the Bank entered into an agreement with Teamwork Management, Inc., a corporation wholly-owned by Richard W. Dalrymple, a director, pursuant to which Teamwork Management, Inc. provided the Bank with certain executive recruiting services in 2000. It is currently contemplated that the Bank may give additional recruiting assignments to Teamwork Management, Inc. in the future. However, because the nature and amount of such additional assignments, if any, are not currently known, the Company cannot at present reasonably estimate the amount of any payments that may be made to Teamwork Management, Inc. in consideration for such future services.

LOANS TO MANAGEMENT

     Directors and officers of the Company and its associates were customers of and had transactions, including loans, with the Bank in the ordinary course of business during 2000. All of such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons (except that the Bank's policy is to waive certain closing costs with respect to mortgage loans made to employees), and none of such transactions involved more than the normal risk of collectability or presented other unfavorable features.

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

(a)(3) EXHIBITS

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
 2.1     Investment Agreement, dated July 6, 2000, by and between the
         Holding Company and Warburg, Pincus Equity Partners L.P.
         (incorporated by reference to Exhibit 2.1 to the Holding
         Company's Current Report on Form 8-K, filed with the
         Commission on July 11, 2000 (Commission File No.
         001-13094)).
 3(i)    Amended and Restated Certificate of Incorporation of the
         Holding Company (incorporated by reference to Exhibit 3.1 to the Holding Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1998, filed with the Commission on
         May 15, 1998 (Commission File No. 001-13094)).
 3(ii)   Amended and Restated By-laws of the Holding Company
         (incorporated by reference to Exhibit 3.1 to the Holding
         Company's Current Report on Form 8-K, filed with the
         Commission on March 13, 2001 (Commission File No.
         001-13094)).
 4.1(a)  Stockholder Protection Rights Agreement, dated as of October
         20, 1995, between the Holding Company and the First National
         Bank of Boston, as Rights Agent (incorporated by reference to Exhibit (1) of the Registration Statement on Form 8-A of
         the Holding Company filed with the Commission on November 3,
         1995 (Commission File No. 001-13094)).
 4.1(b)  Amendment to Stockholder Protection Rights Agreement, dated
         July 6, 2000, between the Holding Company and the Bank, as successor to the First National Bank of Boston, as Rights
         Agent (incorporated by reference to Exhibit (6) of the
         Registration Statement on Form 8-A/A of the Holding Company,
         filed with the Commission on July 12, 2000) (Commission File
         No. 001-13094)).
 4.2     None of the outstanding instruments defining the rights of holders of long-term debt of the Holding Company represent long-term debt in excess of 10% of the total assets of the
         Holding Company. The Holding Company hereby agrees to
         furnish to the Commission, upon request, a copy of any such instrument.
10.1*    Employment Agreement, dated as of January 30, 1998, between the Bank and Lawrence J. Toal (incorporated by reference to
         Exhibit 10.1 to the Holding Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 31, 1998 (the "1997 10-K")
         (Commission File No. 001-13094)), as amended by (i) an
         Amendment to Employment Agreement, dated as of October 22,
         1999, among the Holding Company, the Bank and Lawrence J.
         Toal (incorporated by reference to Exhibit 10.2 to the
         Holding Company's Registration Statement on Form S-4, filed with the Commission on February 8, 2000 (No. 333-96345)),
         and (ii) an Amendment to Employment Agreement, effective as of May 18, 2000, between the Bank and Lawrence J. Toal
         (incorporated by reference to Exhibit (e)(23) to Amendment
         No. 15 to the Schedule 14d-9, Solicitation/ Recommendation
         Statement, filed with the Commission on June 16, 2000 (the
         "14d-9 Amendment No. 15") (Commission File No. 005-48389)).

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
10.2*    Agreement providing for joint and several liability of the
         Holding Company, dated as of January 30, 1998, between the
         Holding Company and Lawrence J. Toal (incorporated by
         reference to Exhibit 10.2 to the 1997 10-K).
10.3*    Employment Agreement, dated as of July 6, 2000, between the
         Holding Company and Anthony P. Terracciano (incorporated by reference to Exhibit (d)(4) to the Holding Company's Issuer
         Tender Offer Statement on Schedule TO, filed with the
         Commission on August 1, 2000 (Commission File No.
         005-48389)).
10.4*    Employment Agreement, dated as of January 30, 1998, between the Bank and Anthony R. Burriesci (incorporated by reference to Exhibit 10.3 to the 1997 10-K), as amended by an
         Amendment to Employment Agreement, effective as of May 18,
         2000, between the Bank and Anthony R. Burriesci
         (incorporated by reference to Exhibit (e)(25) to the 14d-9
         Amendment No. 15).
10.5*    Agreement providing for joint and several liability of the
         Holding Company, dated as of January 30, 1998, between the
         Holding Company and Anthony R. Burriesci (incorporated by
         reference to Exhibit 10.4 to the 1997 10-K).
10.6*    Letter Agreement regarding initial employment terms, dated as of July 1, 1997, between the Bank and Anthony R.
         Burriesci (incorporated by reference to Exhibit 10.5 to the
         1997 10-K), as amended by an Amendment, effective as of July
         24, 1997, between the Bank and Anthony R. Burriesci
         (incorporated by reference to Exhibit 10.6 to the 1997
         10-K).
10.7*    Employment Agreement, dated as of December 21, 1998, between the Bank and Richard A. Mirro (incorporated by reference to
         Exhibit 10.7 to the Holding Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 31, 2000 (the "1999 10-K")
         (Commission File No. 001-13094)), as amended by an Amendment to Employment Agreement, effective as of May 18, 2000,
         between the Bank and Richard A. Mirro (incorporated by
         reference to Exhibit (e)(28) to the 14d-9 Amendment No. 15).
10.8*    Letter Agreement regarding initial employment terms, dated as of December 19, 1996, between the Bank and Richard A.
         Mirro (incorporated by reference to Exhibit 10.8 to the 1999
         10-K), as amended by an Amendment, effective as of May 12,
         1997, between the Bank and Richard A. Mirro (incorporated by reference to Exhibit 10.9 to the 1999 10-K).
10.9*    Employment Agreement, dated as of January 30, 1998, between the Bank and Peyton R. Patterson (incorporated by reference to Exhibit 10.10 to the 1999 10-K), as amended by an
         Amendment to Employment Agreement, effective as of May 18,
         2000, between the Bank and Peyton R. Patterson (incorporated by reference to Exhibit (e)(30) to the 14d-9 Amendment No.
         15).
10.10*   Letter Agreement regarding initial employment terms, dated as of June 11, 1996, between the Bank and Peyton R.
         Patterson (incorporated by reference to Exhibit 10.11 to the
         1999 10-K).
10.11*   Employment Agreement, dated as of January 30, 1998, between the Bank and D. James Daras (incorporated by reference to
         Exhibit 10.11 to the 1997 10-K), as amended by an Amendment to Employment Agreement, effective as of May 18, 2000,
         between the Bank and D. James Daras (incorporated by
         reference to Exhibit (e)(26) to the 14d-9 Amendment No. 15).
10.12*   Employment Agreement, dated as of December 15, 1998, between the Bank and Fred B. Koons (incorporated by reference to
         Exhibit 10.7 to the Holding Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999 (the "1998 10-K")
         (Commission File No. 001-13094)).
10.13*   Amendment to Employment Agreement, effective as of May 18,
         2000, between the Bank and Fred Koons.

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
10.14*   Letter Agreement regarding initial employment terms, dated as of December 6, 1996, between the Bank and Fred B. Koons
         (incorporated by reference to Exhibit 10.31 to the Holding
         Company's Annual Report on Form 10-K for the fiscal year
         ended December 31, 1996, filed with the Commission on March
         31, 1997 (the "1996 10-K") (Commission file No. 1-13094)), as amended by (i) an Amendment, effective as of May 12,
         1997, between the Bank and Fred B. Koons (incorporated by
         reference to Exhibit 10.9 to the 1997 10-K), and (ii) an
         Amendment, effective as of July 24, 1997, between the Bank and Fred B. Koons (incorporated by reference to Exhibit
         10.10 to the 1997 10-K).
10.15*   Dime Bancorp, Inc. Stock Incentive Plan, as amended by an
         amendment effective April 27, 1994 (the "Stock Incentive
         Plan") (incorporated by reference to Exhibit 4.1 to the
         Holding Company's Registration Statement on Form S-8, filed with the Commission on January 18, 1995 (No. 33-88552)), as amended by an Amendment, effective September 19, 1997, to
         the Stock Incentive Plan (incorporated by reference to
         Exhibit 10.14 to the 1997 10-K).
10.16*   Dime Bancorp, Inc. 1991 Stock Incentive Plan, as amended and restated effective February 29, 1996 (the "1991 Stock
         Incentive Plan") (incorporated by reference to Exhibit 4.1 to the Holding Company's Registration Statement on Form S-8,
         filed with the Commission on May 24, 1996 (No. 333-04477)), as amended by (i) an Amendment, effective as of October 1,
         1996, to the 1991 Stock Incentive Plan (incorporated by
         reference to Exhibit 10.9 to the 1996 10-K), (ii) an
         Amendment, effective September 19, 1997, to the 1991 Stock
         Incentive Plan (incorporated by reference to Exhibit 10.17 to the 1997 10-K), (iii) an Amendment, effective as of March
         27, 1998, to the 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the 1998 10-K), and (iv) an
         Amendment, effective June 25, 1998, to the 1991 Stock
         Incentive Plan (incorporated by reference to Exhibit 10.19 to the 1998 10-K).
10.17*   Amendment to the 1991 Stock Incentive Plan, effective
         December 12, 2000.
10.18*   Dime Bancorp, Inc. Stock Incentive Plan for Outside
         Directors (the "Outside Directors Plan"), as amended
         effective April 27, 1994 (incorporated by reference to
         Exhibit 4.1 to the Holding Company's Registration Statement
         on Form S-8, filed with the Commission on January 18, 1995
         (No. 33-88560)), as amended by an Amendment, effective
         September 19, 1997, to the Outside Directors Plan
         (incorporated by reference to Exhibit 10.19 to the 1997
         10-K).
10.19*   The Dime Savings Bank of New York, FSB Deferred Compensation
         Plan, as amended by the First Amendment through the Fourth
         Amendment thereof (incorporated by reference to Exhibit
         10.14 to the Holding Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1994, filed with the
         Commission on March 31, 1995 (the "1994 10-K") (Commission
         File No. 001-13094)), as amended by an Amendment to The Dime
         Savings Bank of New York, FSB Deferred Compensation Plan,
         effective May 18, 2000 (incorporated by reference to Exhibit
         (e)(18) to Amendment No. 11 to the Schedule 14d-9,
         Solicitation/ Recommendation Statement, filed with the
         Commission on May 19, 2000 (the "14d-9 Amendment No. 11")
         (Commission File No. 005-48389)).
10.20*   Deferred Compensation Plan for Board Members of The Dime
         Savings Bank of New York, FSB (the "DSB Director Deferred
         Compensation Plan"), as amended and restated effective as of
         July 24, 1997 (incorporated by reference to Exhibit 10.21 to the 1997 10-K), as amended by an Amendment to the DSB
         Director Deferred Compensation Plan, effective May 18, 2000
         (incorporated by reference to Exhibit (e)(15) to the
         Schedule 14d-9 Amendment No. 11).
10.21*   Benefit Restoration Plan of The Dime Savings Bank of New
         York, FSB (the "Benefit Restoration Plan"), amended and
         restated effective as of October 1, 1996 (incorporated by
         reference to Exhibit 10.14 to the 1996 10-K), as amended by an Amendment to the Benefit Restoration Plan, effective May
         18, 2000 (incorporated by reference to Exhibit (e)(17) to
         Amendment No. 11).
10.22*   Amendment to the Benefit Restoration Plan, effective
         December 20, 2000.

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
10.23*   Retainer Continuation Plan for Independent Directors of The
         Dime Savings Bank of New York, FSB (the "Retainer
         Continuation Plan") (incorporated by reference to Exhibit
         10.24 to the Bank's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1993, filed with the
         Commission on September 16, 1994 as Exhibit A to the Holding
         Company's Report on Form 8-K dated that date (Commission
         File No. 001-13094)), as amended by (i) an Amendment,
         effective as of January 13, 1995, to the Retainer
         Continuation Plan (incorporated by reference to Exhibit
         10.13 to the Holding Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1995, filed with the
         Commission on March 31, 1996 (the "1995 10-K") (Commission
         File No. 001-13094)), (ii) an Amendment, effective as of
         December 31, 1996, to the Retainer Continuation Plan
         (incorporated by reference to Exhibit 10.17 to the 1996 10
         -K), (iii) an Amendment, effective March 1, 1997, to the
         Retainer Continuation Plan (incorporated by reference to
         Exhibit 10.18 to the 1996 10-K), (iv) an Amendment,
         effective July 24, 1997, to the Retainer Continuation Plan
         (incorporated by reference to Exhibit 10.27 to the 1997
         10-K), and (v) an Amendment to the Retainer Continuation
         Plan, effective May 18, 2000 (incorporated by reference to
         Exhibit (e)(16) to the 14d-9 Amendment No. 11).
10.24*   Key Executive Life Insurance/Death Benefit Plan of The Dime
         Savings Bank of New York, FSB, amended and restated
         effective as of April 1, 1999 (the "Key Life Plan"), as
         amended by and Amendment, effective as of April 1, 1999
         (incorporated by reference to Exhibit 10.30 to the 1999
         10-K), as amended by an Amendment to the Key Life Plan,
         effective May 18, 2000 (incorporated by reference to Exhibit
         (e)(19) to the 14d-9 Amendment No. 11).
10.25*   Dime Bancorp, Inc. 1990 Stock Option Plan (formerly Anchor
         Bancorp, Inc. 1990 Stock Option Plan), as amended effective as of January 13, 1995 (incorporated by reference to Exhibit
         4.1 to the Holding Company's Registration Statement on Form
         S-8, filed with the Commission on January 18, 1995 (No.
         33-88554)).
10.26*   Dime Bancorp, Inc. 1992 Stock Option Plan (formerly Anchor
         Bancorp, Inc. 1992 Stock Option Plan), as amended effective as of January 13, 1995 (the "1992 Stock Option Plan")
         (incorporated by reference to Exhibit 4.1 to the Holding
         Company's Registration Statement on Form S-8, filed with the
         Commission on January 18, 1995 (No. 33-88556)), as amended by (i) an Amendment, effective June 1, 1996, to the 1992
         Stock Option Plan (incorporated by reference to Exhibit
         10.23 to the 1996 10-K), (ii) an Amendment, effective
         September 19, 1997, to the 1992 Stock Option Plan
         (incorporated by reference to Exhibit 10.33 to the 1997 10-
         K), and (iii) an Amendment, effective as of March 27, 1998, to the 1992 Stock Option Plan (incorporated by reference to
         Exhibit 10.36 to the 1998 10-K).
10.27*   Dime Bancorp, Inc. Supplemental Executive Retirement Plan
         (the "SERP"), amended and restated effective as of December
         2, 1997 (incorporated by reference to Exhibit 10.34 to the
         1997 10-K), as amended by (i) an Amendment, effective
         January 29, 1998, to the SERP (incorporated by reference to
         Exhibit 10.35 to the 1997 10-K), (ii) an Amendment,
         effective June 24, 1999, to the SERP (incorporated by
         reference to Exhibit 10.38 to the 1999 10-K), and (iii) an
         Amendment to the SERP, effective May 18, 2000 (incorporated by reference to Exhibit (e)(14) to the 14d-9 Amendment No.
         11).
10.28*   Amendment to the SERP, effective December 12, 2000.
10.29*   Dime Bancorp, Inc. Voluntary Deferred Compensation Plan (the
         "Voluntary Deferred Compensation Plan"), as amended and
         restated effective as of July 24, 1997 (incorporated by
         reference to Exhibit 10.36 to the 1997 10-K), as amended by an Amendment to the Voluntary Deferred Compensation Plan,
         effective May 18, 2000 (incorporated by reference to Exhibit
         (e)(12) to the 14d-9 Amendment No. 11).
10.30*   Amendment to the Voluntary Deferred Compensation Plan,
         effective November 14, 2000.

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
10.31*   Dime Bancorp, Inc. Voluntary Deferred Compensation Plan for
         Directors (the "Bancorp Director Deferred Compensation
         Plan"), as amended and restated effective as of July 24,
         1997 (incorporated by reference to Exhibit 10.37 to the 1997
         10-K), as amended by (i) an Amendment, effective March 26,
         1998, to the Bancorp Director Deferred Compensation Plan
         (incorporated by reference to Exhibit 10.41 to the 1998
         10-K), (ii) an Amendment, effective October 1, 1999, to the
         Bancorp Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 to the 1999 10-K), and (iii) an
         Amendment to the Bancorp Director Deferred Compensation
         Plan, effective May 18, 2000 (incorporated by reference to
         Exhibit (e)(13) to the 14d-9 Amendment No. 11).
10.32*   Dime Bancorp, Inc. Officer Incentive Plan (the "Officer
         Incentive Plan"), as amended and restated effective as of
         July 24, 1997 (incorporated by reference to Exhibit 10.38 to the 1997 10-K), as amended by (i) an Amendment, effective as of January 1, 1998, to the Officer Incentive Plan
         (incorporated by reference to Exhibit 10.43 to the 1998
         10-K), (ii) an Amendment, effective as of January 1, 2000, to the Officer Incentive Plan (incorporated by reference to
         Exhibit 10.45 to the 1999 10-K); and (iii) an Amendment to
         the Officer Incentive Plan, effective May 18, 2000
         (incorporated by reference to Exhibit (e)(20) to the 14d-9
         Amendment No. 11).
10.33*   Dime Bancorp, Inc. Senior Officer Incentive Plan ("Senior
         Officer Incentive Plan"), effective April 30, 1998
         (incorporated by reference to Exhibit 10.44 to the 1998
         10-K), as amended by an Amendment to the Senior Officer
         Incentive Plan, effective May 18, 2000 (incorporated by
         reference to Exhibit (e)(21) to the 14d-9 Amendment No. 11).
10.34*   Amendment to the Senior Officer Incentive Plan, effective as of January 1, 2000.
10.35*   Amendment to the Senior Officer Incentive Plan, effective
         December 12, 2000.
10.36*   Anchor Savings Bank FSB Supplemental Executive Retirement
         Plan, assumed by the Bank (incorporated by reference to
         Exhibit 10.11 to the Anchor Bancorp Annual Report on Form
         10-K for the fiscal year ended June 30, 1992 (Commission
         File No. 33-37720)).
10.37*   Dime Bancorp, Inc. 1997 Stock Incentive Plan for Outside
         Directors, as amended and restated effective March 27, 1998
         (the "1997 Outside Director Plan") (incorporated by
         reference to Exhibit 10.46 to the 1998 10-K).
10.38*   Amendment to the 1997 Outside Director Plan, effective
         December 12, 2000.
10.39*   Dime Bancorp, Inc. Incentive Stock Option Plan (formerly
         North American Mortgage Company Incentive Stock Option
         Plan), effective as of October 15, 1997 (incorporated by
         reference to Exhibit 4.1 to the Holding Company's Amendment
         No. 1 to the Registration Statement on Form S-4 on Form S-8,
         filed with the Commission on October 15, 1997 (No.
         333-35565)).
10.40    Termination, Option Cancellation and Settlement Agreement,
         dated as of April 28, 2000 between Hudson and the Holding
         Company (incorporated by reference to Exhibit 10.1 to the
         Holding Company's Current Report on Form 8-K, filed with the
         Commission on May 1, 2000 (Commission File No. 001-13094)).
12.0     Ratio of Earnings to Fixed Charges.
12.1     Ratio of Earnings to Fixed Charges and Preferred Stock
         Dividends.
21       List of Subsidiaries.
23       Consent of KPMG LLP.
24       Powers of Attorney.

---------------
* Management Contract or Compensatory Plan or Arrangement.

     (b) REPORTS ON FORM 8-K

     During the three-month period ended December 31, 2000, the Holding Company filed with the Commission the following Current Reports on Form 8-K:

     - Form 8-K/A, filed on October 12, 2000, amending the Form 8-K filed on July 11, 2000 regarding the Warburg Agreement and other strategic initiatives.

     - Form 8-K, filed on October 17, 2000, regarding a press release issued on October 17, 2000 announcing the Company's consolidated financial results for the quarter ended September 30, 2000.

     - Form 8-K, filed on October 23, 2000, regarding a press release issued on October 20, 2000 announcing that the Holding Company declared a cash dividend of $0.10 per share of Common Stock payable on December 6, 2000 to stockholders of record as of the close of business on November 24, 2000.

     - Form 8-K, filed on November 1, 2000, which updated information previously disclosed regarding litigation arising out of the Hostile Tender Offer.

     - Form 8-K, filed on November 9, 2000, regarding a press release issued on November 9, 2000 announcing that the Delaware Court of Chancery had ruled in the litigation brought by North Fork regarding the results of the Holding Company's 2001 annual meeting of stockholders.

     - Form 8-K, filed on December 18, 2000, regarding both a press release issued on December 18, 2000 announcing the pending distribution of the LTWs and an update of certain litigation arising out of the Hostile Tender Offer.

     - Form 8-K, filed on December 21, 2000, regarding a press release issued on December 20, 2000 providing information with respect to the trading of the LTWs.

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

                                          DIME BANCORP, INC.

                                          By:     /s/ LAWRENCE J. TOAL
                                            ------------------------------------
                                                      Lawrence J. Toal
                                             Chief Executive Officer, President
                                                and Chief Operating Officer

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                            CAPACITY
                      ---------                                            --------
                /s/ LAWRENCE J. TOAL                     Chief Executive Officer, President,
-----------------------------------------------------      Chief Operating Officer and a Director
                  Lawrence J. Toal                         (Principal Executive Officer)

                          *                              Chairman of the Board
-----------------------------------------------------
               Anthony P. Terracciano

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

                          *                              Director
-----------------------------------------------------
                J. Barclay Collins II

                          *                              Director
-----------------------------------------------------
                Richard W. Dalrymple

                          *                              Director
-----------------------------------------------------
                   James F. Fulton

                          *                              Director
-----------------------------------------------------
                    Fred B. Koons

                          *                              Director
-----------------------------------------------------
                  Virginia M. Kopp

                      SIGNATURE                                            CAPACITY
                      ---------                                            --------

                          *                              Director
-----------------------------------------------------
                 James M. Large, Jr.

                          *                              Director
-----------------------------------------------------
               Margaret Osmer-McQuade

                          *                              Director
-----------------------------------------------------
                    John Morning

                          *                              Director
-----------------------------------------------------
                  Howard H. Newman

                          *                              Director
-----------------------------------------------------
               Sally Hernandez-Pinero

                          *                              Director
-----------------------------------------------------
                Eugene G. Schulz, Jr.

                          *                              Director
-----------------------------------------------------
                    Howard Smith

                          *                              Director
-----------------------------------------------------
                 Dr. Norman R. Smith

                          *                              Director
-----------------------------------------------------
                    Ira T. Wender

              /s/ ANTHONY R. BURRIESCI                   Chief Financial Officer
-----------------------------------------------------      (Principal Financial Officer)
                Anthony R. Burriesci

                 /s/ JOHN F. KENNEDY                     Controller (Principal Accounting Officer)
-----------------------------------------------------
                   John F. Kennedy

              *By: /s/ LAWRENCE J. TOAL
  ------------------------------------------------
                  Lawrence J. Toal
                  Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dime Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Dime Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, cash flows and other comprehensive income for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dime Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
January 19, 2001

                      DIME BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
ASSETS
Cash and due from banks.....................................  $   421,685    $   414,289
Money market investments....................................       13,626         18,166
Securities available for sale (including $1,975,884 pledged
  as collateral at December 31, 2000).......................    2,851,043      3,849,676
Federal Home Loan Bank of New York stock....................      346,770        328,732
Loans held for sale.........................................    2,804,767      1,733,667
Loans receivable, net:
  Residential real estate loans.............................    7,916,035      8,200,120
  Commercial real estate loans..............................    4,152,874      3,482,857
  Consumer loans............................................    3,050,377      2,495,321
  Business loans............................................    1,167,878      1,028,756
                                                              -----------    -----------
          Total loans receivable............................   16,287,164     15,207,054
  Allowance for loan losses.................................     (144,362)      (140,296)
                                                              -----------    -----------
          Total loans receivable, net.......................   16,142,802     15,066,758
                                                              -----------    -----------
Premises and equipment, net.................................      187,746        207,373
Mortgage servicing assets...................................    1,021,861        980,934
Goodwill....................................................      503,320        531,415
Other assets................................................    1,394,208        790,315
                                                              -----------    -----------
Total assets................................................  $25,687,828    $23,921,325
                                                              ===========    ===========
LIABILITIES
Deposits....................................................  $13,976,941    $14,261,449
Federal funds purchased and securities sold under agreements
  to repurchase.............................................    3,082,322      1,106,067
Other short-term borrowings.................................    4,545,199      5,321,838
Guaranteed preferred beneficial interests in Dime Bancorp,
  Inc.'s junior subordinated deferrable interest
  debentures................................................      152,243        152,219
Other long-term debt........................................    1,722,623      1,165,868
Other liabilities...........................................      483,661        397,779
                                                              -----------    -----------
          Total liabilities.................................   23,962,989     22,405,220
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value (40,000,000 shares
  authorized; none issued)..................................           --             --
Common stock, $0.01 par value (350,000,000 shares
  authorized; 120,252,459 shares issued at December 31, 2000
  and 1999).................................................        1,203          1,203
Additional paid-in capital..................................    1,153,376      1,166,530
Warrants....................................................       46,722             --
Retained earnings...........................................      643,838        670,343
Treasury stock, at cost (3,401,666 shares at December 31,
  2000 and 9,357,589 shares at December 31, 1999)...........      (87,225)      (230,035)
Accumulated other comprehensive loss........................      (30,191)       (87,257)
Unearned compensation.......................................       (2,884)        (4,679)
                                                              -----------    -----------
          Total stockholders' equity........................    1,724,839      1,516,105
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $25,687,828    $23,921,325
                                                              ===========    ===========

            See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
INTEREST INCOME
Residential real estate loans...............................  $  746,800    $  744,382    $  874,402
Commercial real estate loans................................     313,733       228,571       200,015
Consumer loans..............................................     235,778       132,213        71,003
Business loans..............................................      98,706        39,740        13,944
Mortgage-backed securities..................................     250,115       222,385       214,922
Other securities............................................      55,523        50,296        40,797
Money market investments....................................         985         1,511         5,802
                                                              ----------    ----------    ----------
         Total interest income..............................   1,701,640     1,419,098     1,420,885
                                                              ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................     540,072       482,006       545,827
Borrowed funds..............................................     538,222       358,607       347,825
                                                              ----------    ----------    ----------
         Total interest expense.............................   1,078,294       840,613       893,652
                                                              ----------    ----------    ----------
         Net interest income................................     623,346       578,485       527,233
Provision for loan losses...................................      28,000        29,500        32,000
                                                              ----------    ----------    ----------
         Net interest income after provision for loan
           losses...........................................     595,346       548,985       495,233
                                                              ----------    ----------    ----------
NON-INTEREST INCOME
Loan servicing and production fees..........................     286,605       267,520       199,504
Banking service fees........................................      64,933        51,798        41,428
Securities and insurance brokerage fees.....................      40,829        36,710        32,736
Loss upon designation for sale of mortgage-backed securities
  available for sale........................................     (87,441)           --            --
Net gains on sales activities...............................     147,835       200,427       244,451
Other.......................................................      15,289        11,788         6,911
                                                              ----------    ----------    ----------
         Total non-interest income..........................     468,050       568,243       525,030
                                                              ----------    ----------    ----------
NON-INTEREST EXPENSE
General and administrative expense:
  Compensation and employee benefits........................     303,814       303,750       270,062
  Occupancy and equipment...................................     111,409       103,661        92,452
  Other.....................................................     147,105       182,059       199,349
                                                              ----------    ----------    ----------
         Total general and administrative expense...........     562,328       589,470       561,863
Amortization of mortgage servicing assets...................     131,215       122,786        92,291
Amortization of goodwill....................................      33,542        18,520        11,487
Restructuring and other special charges.....................      99,304            --            --
                                                              ----------    ----------    ----------
         Total non-interest expense.........................     826,389       730,776       665,641
                                                              ----------    ----------    ----------
Income before income tax expense and extraordinary items....     237,007       386,452       354,622
Income tax expense..........................................      82,354       142,512       113,479
                                                              ----------    ----------    ----------
Income before extraordinary items...........................     154,653       243,940       241,143
Extraordinary items -- losses on early extinguishment of
  debt, net of tax benefits of $3,044 in 1999 and $2,993 in
  1998......................................................          --        (4,127)       (4,057)
                                                              ----------    ----------    ----------
Net income..................................................  $  154,653    $  239,813    $  237,086
                                                              ==========    ==========    ==========
PER COMMON SHARE
Basic earnings:
  Income before extraordinary items.........................  $     1.39    $     2.19    $     2.13
  Extraordinary items.......................................          --         (0.04)        (0.04)
                                                              ----------    ----------    ----------
  Net income................................................  $     1.39    $     2.15    $     2.09
                                                              ==========    ==========    ==========
Diluted earnings:
  Income before extraordinary items.........................  $     1.35    $     2.17    $     2.09
  Extraordinary items.......................................          --         (0.04)        (0.03)
                                                              ----------    ----------    ----------
  Net income................................................  $     1.35    $     2.13    $     2.06
                                                              ==========    ==========    ==========
Cash dividends declared.....................................  $     0.32    $     0.23    $     0.19

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
PREFERRED STOCK
Balance at beginning of year................................  $       --    $       --    $       --
Issuance of preferred stock.................................     191,412            --            --
Issuance of treasury stock upon conversion of preferred
  stock.....................................................    (191,412)           --            --
                                                              ----------    ----------    ----------
  Balance at end of year....................................          --            --            --
                                                              ----------    ----------    ----------
COMMON STOCK
Balance at beginning of year................................       1,203         1,203         1,203
                                                              ----------    ----------    ----------
  Balance at end of year....................................       1,203         1,203         1,203
                                                              ----------    ----------    ----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year................................   1,166,530     1,165,251     1,158,221
Tax benefit associated with stock-based compensation
  plans.....................................................       3,456         1,279         7,075
Cost of issuing preferred stock and warrants................     (13,688)           --            --
Cost of issuing Litigation Tracking Warrants(TM)............      (2,922)           --            --
Repurchase of restricted common stock.......................          --            --           (45)
                                                              ----------    ----------    ----------
  Balance at end of year....................................   1,153,376     1,166,530     1,165,251
                                                              ----------    ----------    ----------
WARRANTS
Balance at beginning of year................................          --            --            --
Issuance of warrants........................................      46,722            --            --
                                                              ----------    ----------    ----------
  Balance at end of year....................................      46,722            --            --
                                                              ----------    ----------    ----------
RETAINED EARNINGS
Balance at beginning of year................................     670,343       463,907       261,201
Net income..................................................     154,653       239,813       237,086
Cash dividends declared on preferred stock..................      (2,322)           --            --
Cash dividends declared on common stock.....................     (34,992)      (25,626)      (21,550)
Net issuance of treasury stock under stock-based
  compensation plans........................................     (12,409)       (3,495)      (12,830)
Issuance of treasury stock upon conversion of preferred
  stock.....................................................    (131,435)           --            --
Issuance of treasury stock in connection with acquisition...          --        (4,256)           --
                                                              ----------    ----------    ----------
  Balance at end of year....................................     643,838       670,343       463,907
                                                              ----------    ----------    ----------
TREASURY STOCK, AT COST
Balance at beginning of year................................    (230,035)     (233,965)      (95,221)
Purchase of treasury stock..................................    (214,847)      (76,346)     (177,970)
Net issuance of treasury stock under stock-based
  compensation plans........................................      34,810         6,823        39,226
Issuance of treasury stock upon conversion of preferred
  stock.....................................................     322,847            --            --
Issuance of treasury stock in connection with acquisition...          --        73,453            --
                                                              ----------    ----------    ----------
  Balance at end of year....................................     (87,225)     (230,035)     (233,965)
                                                              ----------    ----------    ----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year................................     (87,257)       (3,285)       (9,534)
Other comprehensive income (loss)...........................      57,066       (83,972)        6,249
                                                              ----------    ----------    ----------
  Balance at end of year....................................     (30,191)      (87,257)       (3,285)
                                                              ----------    ----------    ----------
UNEARNED COMPENSATION
Balance at beginning of year................................      (4,679)       (7,446)       (1,012)
Net issuance of restricted stock............................     (15,113)         (168)       (9,250)
Amortization of unearned compensation.......................      16,908         2,935         2,816
                                                              ----------    ----------    ----------
  Balance at end of year....................................      (2,884)       (4,679)       (7,446)
                                                              ----------    ----------    ----------
Total stockholders' equity..................................  $1,724,839    $1,516,105    $1,385,665
                                                              ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   154,653    $   239,813    $   237,086
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
  Provision for loan losses.................................       28,000         29,500         32,000
  Depreciation, amortization and accretion, net.............      230,798        203,290        177,680
  Provision for deferred income tax expense.................       50,373         99,245         53,406
  Net securities losses (gains).............................       85,043         (2,062)       (21,855)
  Restructuring charge......................................       38,092             --             --
  Losses on early extinguishment of debt....................           --          7,171          7,050
  Gain on sale of branch....................................           --             --         (9,512)
  Net (increase) decrease in loans held for sale............   (1,071,100)     2,151,219     (2,343,136)
  Other, net................................................     (799,092)      (455,227)      (384,202)
                                                              -----------    -----------    -----------
        Net cash (used) provided by operating activities....   (1,283,233)     2,272,949     (2,251,483)
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale..................     (824,646)    (2,312,470)    (1,723,719)
Proceeds from sales of securities available for sale........    1,761,307      1,377,601      1,922,949
Proceeds from maturities of securities available for sale...      532,824        919,952      1,491,072
Purchases of Federal Home Loan Bank of New York stock.......      (18,038)            --        (20,819)
Loans receivable originated and purchased, net of principal
  payments..................................................   (1,655,592)    (1,493,645)      (264,105)
Proceeds from sales of loans................................       40,763         64,507        702,253
Net cash paid in acquisitions...............................           --       (309,206)            --
Net cash paid upon divestiture of branch....................           --             --       (197,662)
Proceeds from sales of other real estate owned..............       24,406         19,861         19,855
Net purchases of premises and equipment.....................      (22,529)       (48,770)       (48,415)
                                                              -----------    -----------    -----------
        Net cash (used) provided by investing activities....     (161,505)    (1,782,170)     1,881,409
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits.........................     (284,369)    (1,237,555)        11,125
Net increase in borrowings with original maturities of three
  months or less............................................    1,624,616        550,824        402,623
Proceeds from other borrowings..............................      748,857      1,219,445        799,818
Repayments of other borrowings..............................     (618,161)      (850,003)      (755,823)
Proceeds from issuance of preferred stock and warrants......      224,446             --             --
Proceeds from net issuances of common stock.................        7,288          3,160         17,101
Purchases of treasury stock.................................     (214,847)       (76,346)      (177,970)
Cash dividends paid.........................................      (37,314)       (25,626)       (21,550)
Other.......................................................       (2,922)            --             --
                                                              -----------    -----------    -----------
        Net cash provided (used) by financing activities....    1,447,594       (416,101)       275,324
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........        2,856         74,678        (94,750)
Cash and cash equivalents at beginning of year..............      432,455        357,777        452,527
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................  $   435,311    $   432,455    $   357,777
                                                              ===========    ===========    ===========
Supplemental cash flow information:
  Interest payments on deposits and borrowed funds..........  $ 1,072,889    $   838,798    $   903,619
  Income tax payments, net..................................       41,354          2,130         22,869
Supplemental non-cash investing and financing information:
  Securities available for sale transferred to trading
    securities..............................................           --        252,098             --
  Securitization of loans receivable........................      464,358        698,554             --
  Loans receivable transferred to other real estate owned...       25,809          7,160         18,917
  Loans held for sale transferred to loans receivable,
    net.....................................................           --             --        483,111

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net income.................................................  $154,653    $239,813    $237,086
Other comprehensive income (loss):
  Net unrealized gains (losses) on securities available for
     sale, net of taxes:
     Unrealized holding gains (losses) arising during the
       year, net of deferred income tax expense (benefit)
       of $5,533 in 2000, $(59,167) in 1999 and $12,699 in
       1998................................................     7,417     (82,770)     18,825
     Reclassification adjustment for net losses (gains)
       included in net income, net of income tax (benefit)
       expense of $(35,394) in 2000, $860 in 1999 and
       $9,279 in 1998......................................    49,649      (1,202)    (12,576)
                                                             --------    --------    --------
       Other comprehensive income (loss)...................    57,066     (83,972)      6,249
                                                             --------    --------    --------
Comprehensive income.......................................  $211,719    $155,841    $243,335
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      DIME BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Dime Bancorp, Inc. (the "Holding Company") is a unitary savings and loan holding company organized under the laws of the State of Delaware in 1994. The Holding Company's principal subsidiary is The Dime Savings Bank of New York, FSB (the "Bank"). The accounting policies applied by the Holding Company and its subsidiaries (collectively, the "Company") conform with accounting principles generally accepted in the United States of America.

     The Company provides a diversified range of financial services and products to individuals and businesses. The Company currently operates 123 banking branches located in the greater New York City metropolitan area and conducts its mortgage banking operations nationwide. The Company's mortgage banking operations are conducted principally through North American Mortgage Company ("NAMC"), which is a wholly-owned subsidiary of the Bank.

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

  Securities

     Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The Company, on a consolidated basis, has not maintained a securities held to maturity portfolio since the fourth quarter of 1997. Securities purchased for the objective of selling them in the near term are classified as trading securities and are carried at estimated fair value with unrealized gains and losses recognized in non-interest income. Securities not otherwise classified as held to maturity or trading are classified as available for sale and are carried at estimated fair value with unrealized gains and losses, net of the related income tax effect, reported in accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. Equity securities classified as available for sale for which there are no readily determinable fair values are recorded at cost.

     The amortization of premiums and accretion of discounts on securities is recognized in interest income using the interest method over the lives of the securities, adjusted, in the case of mortgage-backed securities ("MBS"), for actual prepayments. Gains and losses on sales of securities are recognized using the specific identification method.

     The carrying value of a security is reduced through a write-down charged to non-interest income in the event the Company determines that an other than temporary impairment in value has occurred.

  Loans

     Loans held for sale are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans held for sale are recognized at the settlement dates.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Loans receivable are stated at the principal amount outstanding adjusted for unamortized premiums, unearned discounts and deferred loan origination fees and costs, which are recognized as yield adjustments over the lives of the loans using the interest method, and charge-offs.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, the Company considers a loan falling within its scope impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. SFAS No. 114 does not apply to loans held for sale, leases or those large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans reviewed by the Company for impairment are limited to residential real estate loans receivable modified in a TDR since January 1, 1995, business loans receivable and commercial real estate loans receivable. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage. At a minimum, loans reviewed for impairment by the Company are classified as impaired when delinquent more than six months. Impaired loans are principally measured using the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral for collateral dependent loans. For impaired loans on non-accrual status, cash receipts are applied, and interest income recognized, pursuant to the discussion above for non-accrual loans. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis.

  Allowance for Loan Losses

     The allowance for loan losses is maintained at a level the Company believes is sufficient to provide for losses inherent in its loans receivable portfolio. The allowance for loan losses is increased by loss provisions charged to operations and decreased by charge-offs (net of recoveries). In determining the appropriate level of the allowance for loan losses, the Company reviews its loans receivable portfolio on at least a quarterly basis, taking into account its non-accrual loans, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions.

  Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of their

                      DIME BANCORP, INC. AND SUBSIDIARIES
respective leases or estimated useful lives. Premises and equipment are reviewed for possible impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

  Mortgage Servicing Assets

     The Company recognizes, as separate assets, the rights to service mortgage loans, whether those rights are acquired through loan originations or purchases. The initial recognition of originated mortgage servicing assets is predicated upon an allocation of the total cost of the related loans between the loans and the loan servicing rights based on their relative estimated fair values. The estimated fair value of mortgage servicing assets is determined using a discounted cash flow valuation methodology, which incorporates numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates. Purchased mortgage servicing assets are recorded at cost.

     Mortgage servicing assets are amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis, mortgage servicing assets are assessed for impairment based on their estimated fair value. For purposes of such assessments, the Company stratifies its mortgage servicing assets by underlying loan type and interest rate. Impairment of mortgage servicing assets, if any, is recognized through a valuation allowance for each impaired stratum with the individual allowances adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each strata is determined through the use of Monte Carlo valuation techniques using a constant options adjusted spread for each risk strata, as well as prepayment models, interest rate volatility assumptions and other assumptions noted above as appropriate to each loan type and risk strata.

  Goodwill

     Goodwill is generally amortized using the straight-line method over periods ranging from 10 to 25 years. The Company periodically reviews its goodwill for events or changes in circumstances that may indicate that the carrying amount may not be recoverable, in which case an impairment charge is recorded.

  Other Real Estate Owned ("ORE")

     ORE represents real estate acquired in satisfaction of loans and is carried at the lower of cost or estimated fair value less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Subsequent to acquisition, the Company maintains an allowance for actual and estimated potential future declines in value. ORE, net, is included under the caption "Other assets" in the Consolidated Statements of Financial Condition. Gains and losses on sales, losses on the periodic revaluation of properties, as well as operating income or expense related to ORE, are recorded in non-interest expense.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Consolidated Statements of Cash Flows

     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks and money market investments, which represent highly liquid investments with original maturities of three months or less.

     Cash flows associated with derivative financial instruments used by the Company for risk-management purposes are classified in the accompanying Consolidated Statements of Cash Flows in the same category as the cash flows from the asset or liability being hedged.

  Derivative Financial Instruments

     Interest Rate Risk-Management Instruments. The Company uses a variety of derivative financial instruments as part of its interest rate risk-management strategy. Derivative financial instruments used for this purpose must be designated as a hedge at their inception and must remain effective as a hedge throughout their contractual terms. If the effectiveness of the derivative financial instrument as a hedge is not maintained, the instrument is accounted for as a trading instrument.

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

     For forward contracts and options used in connection with the Company's mortgage banking activities, realized gains and losses are recognized in operations in the period settlement occurs. Unrealized gains and losses on such derivative financial instruments are included in the computation of the lower of cost or estimated fair value valuation of loans held for sale.

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

     In the event of the early termination of a derivative financial instrument contract used for risk-management purposes, any resulting gain or loss is deferred as an adjustment of the carrying value of the designated assets or liabilities. Such gains or losses on terminated interest rate futures contracts are recognized in operations over the remaining life of the designated assets or liabilities. Gains and losses resulting from the early termination of other derivative financial instruments are recognized in operations over the shorter of the remaining life of the designated assets or liabilities or the derivative financial instrument agreement. If the designated assets or liabilities are subsequently sold or otherwise disposed of, any remaining deferred gains or losses are recognized in operations.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Trading Instruments. Derivative financial instruments held for trading purposes are carried at estimated fair value with realized and unrealized gains and losses recognized in non-interest income. The fair value of trading derivative financial instruments in gain positions is reported in the Consolidated Statements of Financial Condition in "Other assets," whereas the fair value of such instruments in loss positions is reported in "Other liabilities."

  Recent Accounting Developments

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had been issued by the Financial Accounting Standards Board (the "FASB") in June 1998. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in statements of financial position and measure those instruments at fair value. Changes in the fair values of those derivatives will be reported in results of operations or other comprehensive income or loss depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge (the amount by which hedge gains or losses do not entirely offset corresponding losses or gains on the hedged item). Upon implementation, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair values of the derivative instruments will generally be offset in the Company's results of operations by changes in the fair values of the items being hedged. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair values of the derivative instruments will be reported in other comprehensive income or loss. The gains and losses on derivative instruments that are reported in other comprehensive income or loss will be reflected in the results of operations in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged items. The ineffective portion of all hedges will be recognized in current period results of operations. To assist companies in understanding and implementing this complex accounting standard, the FASB established the Derivatives Implementation Group, which has played an active role in addressing key implementation and interpretation issues, some of which remain outstanding at the time of this filing.

     Upon adoption of SFAS No. 133, the Company recorded a transition adjustment, which resulted in an after-tax reduction in net income of approximately $10 million. This transition adjustment will be reflected in the Company's results of operations for the first quarter of 2001 as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 may cause volatility in the Company's earnings, comprehensive income and stockholders' equity.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS No. 140 are effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS No. 140 are to be applied prospectively to transfers and servicing of financial assets

                      DIME BANCORP, INC. AND SUBSIDIARIES
and extinguishments of liabilities occurring after March 31, 2001. The adoption of the accounting requirements of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

NOTE 2. BUSINESS COMBINATIONS

  Acquisitions

     Presented below is a discussion of acquisitions consummated by the Company during the three-year period ended December 31, 2000. Each of these acquisitions was accounted for as a purchase. Accordingly, the results of these acquisitions are reflected in the Company's financial statements for the periods subsequent to their respective acquisition dates.

     On October 18, 1999, the Company acquired KeyBank National Association's Long Island banking franchise, which included 28 branches. In connection with this acquisition, the Company acquired assets of $1.1 billion, including cash of $614.4 million and loans receivable of $501.9 million, and assumed liabilities of $1.3 billion, substantially all of which were deposits. Goodwill arising from this acquisition amounted to $222.2 million and is being amortized on a straight-line basis over 15 years.

     On August 1, 1999, the Company acquired Citibank, N.A.'s indirect automobile finance business for $906.7 million in cash. In connection therewith, the Company acquired assets of $953.0 million, consisting substantially of loans receivable, and assumed deposits of $51.1 million. Goodwill recorded in connection with this acquisition was $25.7 million and is being amortized on a straight-line basis over 10 years.

     On May 21, 1999, Lakeview Financial Corp. ("Lakeview") was acquired by the Company. Lakeview was the holding company for Lakeview Savings Bank, which operated 11 branches in northern New Jersey. At the date of acquisition, Lakeview had consolidated assets of $560.6 million, including loans receivable of $286.9 million, and consolidated liabilities of $515.9 million, including deposits of $461.9 million. Under the terms of the related agreement, holders of Lakeview's common stock received either 0.9 of a share of the Holding Company's common stock ("Common Stock") or $24.26 in cash for each outstanding share of Lakeview common stock. In connection therewith, the Holding Company issued 2,852,321 shares of Common Stock from treasury at an assigned value of $69.2 million and paid a total of $41.4 million in cash. Goodwill generated by the this acquisition, which totaled $79.6 million, is being amortized over 18 years using the straight-line method.

     On February 16, 1999, the Company acquired certain assets, which were not material, and the leases on all of the 15 residential real estate loan production offices of T&N Mortgage, Inc., headquartered in Monroe, Louisiana, for $5.1 million in cash. Goodwill arising from this acquisition, which totaled $4.0 million, is being amortized on a straight-line basis over 10 years.

  Termination of Merger

     On September 15, 1999, the Holding Company had entered into a definitive agreement and plan of merger (as subsequently amended, the "Merger Agreement") with Hudson United Bancorp ("Hudson"). On April 28, 2000, the Holding Company and Hudson announced that they had mutually entered into an agreement to terminate the Merger Agreement (the "Merger Termination Agreement").

     Under the terms of the Merger Termination Agreement, the Holding Company and Hudson agreed to cancel the stock options granted to each other in connection with the Merger Agreement and to release each other from any claims related to these arrangements. In light of the fact that the hostile tender offer to acquire all of the outstanding shares of Common Stock (the "Hostile Tender Offer") commenced by North Fork Bancorporation, Inc. in March 2000 (which ultimately expired in September 2000), was an "initial triggering event" under the stock option the Holding Company originally issued to Hudson in

                      DIME BANCORP, INC. AND SUBSIDIARIES
connection with the Merger Agreement (the "Stock Option"), the Holding Company, under the terms of the Merger Termination Agreement, agreed to pay Hudson from $50.0 million to $92.0 million if certain events occur before October 28, 2001, including if the Holding Company is acquired by, merges with, or sells a substantial amount of its assets to another company (the "Subsequent Transaction Fee"). The circumstances are parallel to those that would have allowed Hudson to exercise the Stock Option and the amounts owed are generally less than or equal to the amounts that would have been due under the Stock Option, which had no upper limit. The Merger Termination Agreement also provides for a payment of $30.0 million by the Holding Company to Hudson if the Holding Company sells a significant subsidiary (as defined in the Merger Termination Agreement) before the same date (the "Subsidiary Transaction Fee"). Any Subsidiary Transaction Fee paid will be deducted from any Subsequent Transaction Fee payment due. If none of these circumstances occurs before October 28, 2001, the Merger Termination Agreement provides for a $15.0 million payment by the Holding Company to Hudson. This minimum liability was recognized by the Company as a special charge to earnings in the second quarter of 2000. For a discussion of expenses recognized by the Company during 2000 in connection with the termination of the Holding Company's merger with Hudson, see Note 17.

NOTE 3. SECURITIES

     The amortized cost and estimated fair value of securities available for sale, as well as related gross unrealized gains and losses, were as follows at the dates indicated (in thousands):

                                                        DECEMBER 31, 2000
                                       ----------------------------------------------------
                                                       GROSS         GROSS
                                       AMORTIZED     UNREALIZED    UNREALIZED    ESTIMATED
                                          COST         GAINS         LOSSES      FAIR VALUE
                                       ----------    ----------    ----------    ----------
MBS:
  Pass-through securities:
     Privately-issued................  $1,357,832     $24,347       $37,882      $1,344,297
     U.S. government agencies........     562,207       3,448         5,493         560,162
  Collateralized mortgage
     obligations:
     Privately-issued................     493,590      17,225           833         509,982
     U.S. government agencies........      13,271          --           452          12,819
  Interest-only......................         436           1            63             374
                                       ----------     -------       -------      ----------
          Total MBS..................   2,427,336      45,021        44,723       2,427,634
                                       ----------     -------       -------      ----------
Other debt securities:
  State and municipal................      24,388         724         1,039          24,073
  Domestic corporate.................     356,821          --        51,818         305,003
  Foreign government.................         500          --            --             500
                                       ----------     -------       -------      ----------
          Total other debt
            securities...............     381,709         724        52,857         329,576
                                       ----------     -------       -------      ----------
Equity securities:
  Federal National Mortgage
     Association preferred stock.....      75,000         750            --          75,750
  Other..............................      18,712         176           805          18,083
                                       ----------     -------       -------      ----------
          Total equity securities....      93,712         926           805          93,833
                                       ----------     -------       -------      ----------
Total securities available for
  sale...............................  $2,902,757     $46,671       $98,385      $2,851,043
                                       ==========     =======       =======      ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

                                                        DECEMBER 31, 1999
                                       ----------------------------------------------------
                                                       GROSS         GROSS
                                       AMORTIZED     UNREALIZED    UNREALIZED    ESTIMATED
                                          COST         GAINS         LOSSES      FAIR VALUE
                                       ----------    ----------    ----------    ----------
MBS:
  Pass-through securities:
     Privately-issued................  $2,296,046     $13,241       $ 63,796     $2,245,491
     U.S. government agencies........     886,854         622         42,317        845,159
  Collateralized mortgage
     obligations:
     Privately-issued................     422,938         175         14,168        408,945
     U.S. government agencies........      18,726          --            633         18,093
  Interest-only......................         940          --            441            499
                                       ----------     -------       --------     ----------
          Total MBS..................   3,625,504      14,038        121,355      3,518,187
                                       ----------     -------       --------     ----------
Other debt securities:
  State and municipal................      15,478          80            446         15,112
  Domestic corporate.................     345,410       1,119         42,448        304,081
  Foreign government.................         500          --             --            500
                                       ----------     -------       --------     ----------
          Total other debt
            securities...............     361,388       1,199         42,894        319,693
                                       ----------     -------       --------     ----------
Equity securities....................      12,490         198            892         11,796
                                       ----------     -------       --------     ----------
Total securities available for
  sale...............................  $3,999,382     $15,435       $165,141     $3,849,676
                                       ==========     =======       ========     ==========

     The following table sets forth, at December 31, 2000, the amortized cost, estimated fair value and weighted average yield of debt securities available for sale by period to contractual maturity (dollars in thousands):

                                                                               WEIGHTED
                                                   AMORTIZED     ESTIMATED     AVERAGE
                                                      COST       FAIR VALUE    YIELD(1)
                                                   ----------    ----------    --------
MBS:
  Due in one year or less........................  $      554    $      552      6.97%
  Due after one through five years...............         995           992      6.47
  Due after five through ten years...............      18,328        18,464      7.49
  Due after ten years............................   2,407,459     2,407,626      7.46
                                                   ----------    ----------      ----
          Total MBS..............................   2,427,336     2,427,634      7.46
                                                   ----------    ----------      ----
Other debt securities:
  Due in one year or less........................       3,025         3,028      7.91
  Due after one through five years...............      20,227        20,233      9.56
  Due after five through ten years...............      26,708        26,623      8.49
  Due after ten years............................     331,749       279,692      7.56
                                                   ----------    ----------      ----
          Total other debt securities............     381,709       329,576      7.74
                                                   ----------    ----------      ----
Total debt securities available for sale.........  $2,809,045    $2,757,210      7.49
                                                   ==========    ==========      ====

---------------
(1) The weighted average yields are based on amortized cost and include the effect of applicable derivative financial instruments.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Information concerning sales of securities available for sale is summarized below for the year ended December 31 (in thousands):

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Proceeds from sales............................  $1,761,307    $1,377,601    $1,922,949
Gross realized gains...........................      13,667         8,272        22,981
Gross realized losses..........................      11,269         4,530         1,010

     During the third quarter of 2000, the Company implemented a plan to sell $1.8 billion of MBS held in its securities available for sale portfolio (the "MBS Sales Initiative"). Upon implementation of the MBS Sales Initiative, an other than temporary impairment in value loss of $87.4 million was recognized on the MBS to be sold. At December 31, 2000, the estimated fair value of MBS designated for sale in connection with the MBS Sales Initiative amounted to $483.4 million.

NOTE 4. LOANS RECEIVABLE, NET

     The following table sets forth the composition of loans receivable at December 31 (in thousands):

                                                       2000           1999
                                                    -----------    -----------
Residential real estate:
  Permanent.......................................  $ 7,915,509    $ 8,198,653
  Construction....................................          526          1,467
                                                    -----------    -----------
          Total residential real estate...........    7,916,035      8,200,120
                                                    -----------    -----------
Commercial real estate:
  Multifamily:
     Permanent....................................    1,715,636      1,664,109
     Construction.................................      130,946        107,819
                                                    -----------    -----------
          Total multifamily.......................    1,846,582      1,771,928
                                                    -----------    -----------
Other:
  Permanent.......................................    2,117,886      1,621,625
  Construction....................................      188,406         89,304
                                                    -----------    -----------
          Total other.............................    2,306,292      1,710,929
                                                    -----------    -----------
          Total commercial real estate............    4,152,874      3,482,857
                                                    -----------    -----------
Consumer:
  Home equity.....................................    2,063,558      1,489,669
  Automobile......................................      878,600        886,176
  Other...........................................      108,219        119,476
                                                    -----------    -----------
          Total consumer..........................    3,050,377      2,495,321
                                                    -----------    -----------
Business..........................................    1,167,878      1,028,756
                                                    -----------    -----------
Total loans receivable(1).........................  $16,287,164    $15,207,054
                                                    ===========    ===========

---------------
(1) Loans receivable were increased by $88.3 and $67.9 million at December 31, 2000 and 1999, respectively, as a result of net deferred yield adjustments.

     Loans receivable totaling $6.2 billion were pledged as collateral for borrowed funds at December 31, 2000.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     At December 31, 2000, the Company's residential real estate loans receivable were principally secured by properties located in the states of New York (26.1%), California (22.6%) and New Jersey (6.6%). At that date, the Company's commercial real estate loans receivable were principally secured by properties in the states of New York (61.8%), New Jersey (13.4%) and Massachusetts (5.2%). Consumer loans receivable at the end of 2000 were principally concentrated in the states of New York (37.3%), California (16.7%) and New Jersey (16.2%). Business loans receivable at year-end 2000 were principally concentrated in the states of New York (61.4%) and New Jersey (8.4%).

     Activity in the allowance for loan losses is summarized as follows for the year ended December 31 (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Balance at beginning of year.......................  $140,296    $105,081    $104,718
Provision for loan losses..........................    28,000      29,500      32,000
Additions due to acquisitions......................        --      19,277          --
Loan charge-offs(1)................................   (30,588)    (21,984)    (40,067)
Loan recoveries....................................     6,654       8,422       8,430
                                                     --------    --------    --------
  Net loan charge-offs.............................   (23,934)    (13,562)    (31,637)
                                                     --------    --------    --------
Balance at end of year.............................  $144,362    $140,296    $105,081
                                                     ========    ========    ========

---------------
(1) Loan charge-offs for 1998 included $9.1 million associated with a bulk sale of approximately $53 million of non-performing loans in December 1998, substantially all of which were residential real estate loans.

     The following table sets forth non-accrual loans and loans modified in a TDR (excluding those classified as non-accrual loans) at December 31 (in thousands):

                                                                      LOANS MODIFIED
                                              NON-ACCRUAL LOANS          IN A TDR
                                              ------------------    ------------------
                                               2000       1999       2000       1999
                                              -------    -------    -------    -------
Residential real estate.....................  $41,071    $51,293    $ 6,651    $ 5,520
Commercial real estate......................    2,348      5,208      5,800      5,800
Consumer....................................    8,392     10,424         --         --
Business....................................   15,352      2,437         --         --
                                              -------    -------    -------    -------
Total.......................................  $67,163    $69,362    $12,451    $11,320
                                              =======    =======    =======    =======

     The amount of interest income that would have been recorded on non-accrual loans and loans modified in a TDR, if such loans had been current in accordance with their original terms, was $7.4 million, $6.2 million and $5.9 million for 2000, 1999 and 1998, respectively. The amount of interest income that was recorded on these loans was $3.8 million, $1.5 million and $2.9 million for 2000, 1999 and 1998, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth information regarding the Company's impaired loans at December 31 (in thousands):

                                                     2000                                  1999
                                      -----------------------------------   -----------------------------------
                                                    RELATED                               RELATED
                                                   ALLOWANCE                             ALLOWANCE
                                       RECORDED    FOR LOAN       NET        RECORDED    FOR LOAN       NET
                                      INVESTMENT    LOSSES     INVESTMENT   INVESTMENT    LOSSES     INVESTMENT
                                      ----------   ---------   ----------   ----------   ---------   ----------
Residential real estate:
  With a related allowance..........   $   746     $    (47)    $   699      $ 1,174      $   (73)    $ 1,101
  Without a related allowance.......     5,122           --       5,122        4,741           --       4,741
                                       -------     --------     -------      -------      -------     -------
          Total residential real
            estate..................     5,868          (47)      5,821        5,915          (73)      5,842
                                       -------     --------     -------      -------      -------     -------
Commercial real estate:
  With a related allowance..........     7,716       (1,584)      6,132        8,837       (1,777)      7,060
Business:
  With a related allowance..........    15,352       (8,435)      6,917        2,437         (344)      2,093
                                       -------     --------     -------      -------      -------     -------
Total impaired loans................   $28,936     $(10,066)    $18,870      $17,189      $(2,194)    $14,995
                                       =======     ========     =======      =======      =======     =======

     The Company's average recorded investment in impaired loans for 2000, 1999 and 1998 was $25.7 million, $17.1 million and $28.1 million, respectively. Interest income recognized on impaired loans for 2000, 1999 and 1998 amounted to $0.9 million, $0.8 million and $1.3 million, respectively.

NOTE 5. PREMISES AND EQUIPMENT, NET

     Premises and equipment, net, consisted of the following at December 31 (in thousands):

                                                         2000         1999
                                                       ---------    ---------
Cost:
  Land...............................................  $  17,971    $  18,660
  Buildings..........................................     96,304       99,364
  Leasehold improvements.............................     82,899       76,472
  Furniture, fixtures and equipment..................    169,528      179,901
                                                       ---------    ---------
          Total cost.................................    366,702      374,397
Accumulated depreciation and amortization............   (178,956)    (167,024)
                                                       ---------    ---------
Total premises and equipment, net....................  $ 187,746    $ 207,373
                                                       =========    =========

     Depreciation and amortization of premises and equipment charged to expense amounted to $34.1 million, $31.2 million and $28.3 million for 2000, 1999 and 1998, respectively.

NOTE 6. LOAN SERVICING

     Mortgage loans serviced by the Company for others amounted to $44.1 billion, $38.4 billion and $34.9 billion at December 31, 2000, 1999 and 1998, respectively. These amounts included loans of $3.1 billion, $1.3 billion and $7.9 billion, respectively, that were being subserviced by the Company.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Mortgage servicing assets activity is summarized in the table below for the year ended December 31 (in thousands):

                                                     2000         1999         1998
                                                  ----------    ---------    ---------
Balance at beginning of year....................  $  980,934    $ 692,473    $ 341,906
Originations and purchases......................     457,789      551,737      694,789
Acquired in the acquisition of NAMC.............          --           --        2,160
Sales...........................................    (318,647)    (162,890)    (277,871)
Amortization....................................    (131,215)    (122,786)     (92,291)
Hedging activity................................      33,000       22,400       23,780
                                                  ----------    ---------    ---------
Balance at end of year..........................  $1,021,861    $ 980,934    $ 692,473
                                                  ==========    =========    =========

     The estimated fair value of the Company's mortgage servicing assets at December 31, 2000 was $1.03 billion.

     The $457.8 million of mortgage servicing assets recorded during 2000, the majority of which were sold shortly after origination under a servicing flow sales arrangement, were valued based on expected future cash flows considering a weighted average discount rate of 11.0% and a weighted average constant prepayment rate ("CPR") on mortgages of 10.3% with a weighted-average life of
6.5 years.

     SFAS No. 140 requires that the effect on the estimated fair value of mortgage servicing assets of two adverse changes in each key assumption be independently calculated. Because the key assumptions may be correlated, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects disclosed below. At December 31, 2000, key economic assumptions and the sensitivity of the current estimated fair value of mortgage servicing assets, exclusive of hedges, to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in thousands):

Prepayment speed assumption (annual CPR)....................     11.0%
  Decrease in estimated fair value from 10% adverse
     change.................................................  $54,050
  Decrease in estimated fair value from 20% adverse
     change.................................................   99,449
Weighted average option adjusted spread assumption (basis
  points)...................................................      269
  Decrease in estimated fair value from 10% adverse
     change.................................................  $ 7,932
  Decrease in estimated fair value from 20% adverse
     change.................................................   12,322

     The sensitivity analysis required under SFAS No. 140 is hypothetical and should be used with caution. For example, changes in estimated fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in estimated fair value may not be linear. Additionally, the effect of a variation in a particular assumption on the estimated fair value of the mortgage servicing assets is calculated without changing any other assumption, when in reality, changes in any one factor may result in changes in another factor. Finally, this analysis does not reflect any benefit from the Company's existing hedging activities.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 7. ORE, NET

     ORE, net, was comprised of the following at December 31 (in thousands):

                                                            2000       1999
                                                           -------    -------
Residential real estate..................................  $19,618    $ 9,978
Commercial real estate...................................    1,069      6,963
Allowance for losses.....................................     (315)      (250)
                                                           -------    -------
Total ORE, net...........................................  $20,372    $16,691
                                                           =======    =======

     Activity in the allowance for losses on ORE is summarized as follows for the year ended December 31 (in thousands):

                                                          2000      1999       1998
                                                          -----    -------    -------
Balance at beginning of year............................  $ 250    $ 1,443    $ 1,722
Provision for losses....................................    609        548        665
Charge-offs.............................................   (585)    (1,861)    (1,252)
Recoveries..............................................     41        120        308
                                                          -----    -------    -------
  Net charge-offs.......................................   (544)    (1,741)      (944)
                                                          -----    -------    -------
Balance at end of year..................................  $ 315    $   250    $ 1,443
                                                          =====    =======    =======

NOTE 8. DEPOSITS

     Deposits were comprised of the following at December 31 (in thousands):

                                                       2000           1999
                                                    -----------    -----------
Demand:
  Non-interest-bearing............................  $ 1,456,956    $ 1,292,271
  Interest-bearing................................      783,168        779,148
                                                    -----------    -----------
          Total demand............................    2,240,124      2,071,419
                                                    -----------    -----------
Savings...........................................    2,239,541      2,407,528
Money market......................................    3,227,871      3,201,298
Time..............................................    6,269,405      6,581,204
                                                    -----------    -----------
Total deposits....................................  $13,976,941    $14,261,449
                                                    ===========    ===========

     Scheduled maturities of time deposits at December 31, 2000 are presented in the table below (in thousands):

Maturing in:
  2001...................................................  $5,219,396
  2002...................................................     731,200
  2003...................................................     176,959
  2004...................................................      27,797
  2005...................................................      22,809
  Thereafter.............................................      91,244
                                                           ----------
Total....................................................  $6,269,405
                                                           ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth the scheduled maturities of time deposits with balances of $100,000 or more at December 31, 2000 (in thousands):

Maturing in:
  Three months or less....................................  $184,124
  Over three through six months...........................   195,799
  Over six months through one year........................   351,320
  Over one year...........................................   224,845
                                                            --------
Total.....................................................  $956,088
                                                            ========

     At December 31, 1999, time deposits with balances of $100,000 or more amounted to $830.3 million.

     Interest expense on deposits was as follows for the year ended December 31 (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Demand.............................................  $  7,479    $  7,253    $  8,797
Savings............................................    50,224      51,498      49,537
Money market.......................................   137,381     109,080      83,420
Time...............................................   344,988     314,175     404,073
                                                     --------    --------    --------
Total interest expense on deposits.................  $540,072    $482,006    $545,827
                                                     ========    ========    ========

NOTE 9. SHORT-TERM BORROWINGS

     Information concerning short-term borrowings is presented in the table below at or for the year ended December 31 (dollars in thousands):

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Federal funds purchased:
  Balance at year end..........................  $1,635,000    $  785,000    $  474,980
  Average balance during the year..............   2,464,876     1,816,260       219,050
  Highest month-end balance during the year....   2,685,000     2,280,613       805,000
  Weighted average interest rate at year end...        6.32%         5.13%         5.26%
  Weighted average interest rate during the
     year......................................        6.42          5.17          5.20
Securities sold under agreements to repurchase:
  Balance at year end..........................  $1,447,322    $  321,067    $1,770,238
  Average balance during the year..............   1,181,227     1,358,989     1,584,131
  Highest month-end balance during the year....   1,637,334     1,841,569     2,694,808
  Weighted average interest rate at year end...        6.56%         5.78%         5.35%
  Weighted average interest rate during the
     year......................................        6.46          5.14          5.58
Federal Home Loan Bank of New York ("FHLBNY")
  advances:
  Balance at year end..........................  $4,487,102    $3,711,086    $3,647,330
  Average balance during the year..............   3,068,377     2,076,887     3,004,269
  Highest month-end balance during the year....   4,500,959     3,711,086     3,899,375
  Weighted average interest rate at year end...        6.42%         5.12%         5.80%
  Weighted average interest rate during the
     year......................................        6.32          5.29          5.67

                      DIME BANCORP, INC. AND SUBSIDIARIES

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Treasury tax and loan notes:
  Balance at year end..........................  $   22,379    $1,598,154    $    9,474
  Average balance during the year..............     298,301       170,692        64,798
  Highest month-end balance during the year....   1,507,058     1,598,154       620,000
  Weighted average interest rate at year end...        5.16%         3.74%         4.14%
  Weighted average interest rate during the
     year......................................        5.86          4.83          5.25
Other:
  Balance at year end..........................  $   35,718    $   12,598    $   99,929
  Average balance during the year..............      15,909        31,391        30,911
  Highest month-end balance during the year....     114,998       105,495        99,929
  Weighted average interest rate at year end...        5.41%         3.99%         6.49%
  Weighted average interest rate during the
     year......................................        6.15          6.09          6.47

     Weighted average interest rates in the preceding table include the effect of applicable derivative financial instruments.

     Securities sold under agreements to repurchase are accounted for as collateralized financings with the obligations to repurchase reflected as liabilities in the Consolidated Statements of Financial Condition. The securities underlying the agreements remain in the asset accounts. The securities collateralizing these agreements, totaling $1.5 billion at December 31, 2000, were delivered to the counterparty's custody account or a third-party custodial account. The counterparties may loan such securities to other parties in the normal course of their operations and agree to resell to the Company the identical securities sold at the maturity of the agreements.

     Short-term FHLBNY advances, as well as long-term FHLBNY advances discussed in Note 10, were collateralized by the Bank's investment in FHLBNY stock and certain MBS and residential real estate loans.

     The short-term borrowings at December 31, 2000 mature at various dates through February 5, 2001. Securities sold under agreements to repurchase and short-term FHLBNY advances at December 31, 2000 mature within ninety days of the transaction date. All other short-term borrowings at December 31, 2000 mature within thirty days of the transaction date.

     Interest expense on short-term borrowings for 2000, 1999 and 1998 was $446.9 million, $283.8 million and $275.7 million, respectively.

NOTE 10. LONG-TERM DEBT

 Guaranteed Preferred Beneficial Interests in Dime Bancorp, Inc.'s Junior Subordinated Deferrable Interest Debentures

     On May 6, 1997, Dime Capital Trust I ("Dime Capital"), a Delaware statutory business trust that was formed by the Holding Company, issued $200.0 million aggregate liquidation amount of 9.33% Capital Securities, Series A, due May 6, 2027 (the "Trust Preferred Securities"), representing preferred beneficial interests in Dime Capital, in an underwritten public offering and $6.2 million aggregate liquidation amount of common beneficial interests represented by its common securities to the Holding Company (the "Dime Capital Common Securities," and together with the Trust Preferred Securities, the "Dime Capital Securities"). In connection therewith, Dime Capital purchased $206.2 million aggregate principal amount of 9.33% Junior Subordinated Deferrable Interest Debentures, Series A, due May 6, 2027 (the "Series A Subordinated Debentures") issued by the Holding Company, which amount is equal to the aggregate liquidation amount of the Dime Capital Securities. Dime Capital is wholly-owned by the Holding

                      DIME BANCORP, INC. AND SUBSIDIARIES

Company and exists for the sole purpose of issuing the Dime Capital Securities and investing the proceeds thereof in the Series A Subordinated Debentures. The Series A Subordinated Debentures, which are, and will be, the sole assets of Dime Capital, are subordinate and junior in right of payment to all present and future senior indebtedness of the Holding Company. The Holding Company, through various contractual arrangements, when taken in the aggregate, has fully and unconditionally guaranteed all of Dime Capital's obligations under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually.

     The Trust Preferred Securities are subject to mandatory redemption, in whole or in part and at specified premiums, upon the repayment of the Series A Subordinated Debentures at their stated maturity or earlier redemption. The Series A Subordinated Debentures are redeemable at the option of the Holding
Company: (i) on or after May 6, 2007, in whole at any time or in part from time to time; (ii) at any time, in certain circumstances, in whole (but not in part) within 90 days following the occurrence of certain "tax events" or "capital treatment events" (as defined in the related offering circular); or (iii) on or after May 6, 2002 in whole (but not in part) in certain circumstances if the Holding Company is not then subject to the holding company-level capital adequacy guidelines of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") or similar guidelines.

     The carrying value of the Trust Preferred Securities, which is net of unamortized issuance costs, was $152.2 million at December 31, 2000 and 1999, respectively. The outstanding principal amount of the Trust Preferred Securities at December 31, 2000 and 1999 was $155.2 million. During 1999 and 1998, the Holding Company purchased $10.0 million and $34.8 million, respectively, of the outstanding Trust Preferred Securities. Interest expense on the Trust Preferred Securities for 2000, 1999 and 1998 was $14.5 million, $14.6 million and $17.7 million, respectively.

  Other Long-Term Debt

     Other long-term debt consisted of the following at December 31 (dollars in thousands):

                                                                 2000          1999
                                                              ----------    ----------
Holding Company:
  Senior notes:
     6.375%; due 2001; par value of $194,000 (2000) and
       $200,000 (1999)......................................  $  193,940    $  199,218
     7.00%; due 2001; $150,000 par value....................     149,676       149,104
     9.00%; due 2002; $250,000 par value....................     248,854            --
                                                              ----------    ----------
          Total Holding Company.............................     592,470       348,322
                                                              ----------    ----------
Affiliates:
  Senior medium-term notes:
     6.27% to 6.53%; due 2000; $25,000 par value............          --        25,015
     7.29% to 7.34%; due 2003; $22,800 par value............      23,304        23,526
  FHLBNY advances:
     Adjustable-rate; 6.70% to 6.731% (2000) and 6.004% to
       6.146% (1999); due 2000 to 2001......................     377,000       477,000
     Fixed-rate; 5.762% to 7.38% (2000) and 5.73% to 7.44%
       (1999); due 2000 to 2011; par value of $714,462
       (2000) and $274,575 (1999)...........................     714,485       274,600
  Other; 4.08% to 8.125%; due 2000 to 2016..................      15,364        17,405
                                                              ----------    ----------
          Total affiliates..................................   1,130,153       817,546
                                                              ----------    ----------
Total other long-term debt..................................  $1,722,623    $1,165,868
                                                              ==========    ==========

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Interest expense on other long-term debt for 2000, 1999 and 1998 was $76.8 million, $60.2 million and $54.4 million, respectively. Scheduled principal repayments of other long-term debt for the five years subsequent to December 31, 2000 were $731.9 million in 2001, $271.3 million in 2002, $533.7 million in
2003, $71.5 million in 2004 and $2.3 million in 2005.

     The senior notes of the Holding Company are unsecured. During December 2000, the Holding Company issued $250.0 million of 9.00% senior notes due December 2002. During July 1999, the Holding Company issued $150.0 million of 7.00% senior notes due July 2001. During January 1999, the Holding Company issued $200.0 million of 6.375% senior notes due January 2001, of which $6.0 million were repurchased by the Holding Company in December 2000 at an immaterial gain. All of the Holding Company's senior notes pay interest semi-annually, provide for a single principal payment at maturity and are not redeemable prior to maturity.

     The senior medium-term notes, all of which were assumed in connection with the Bank's acquisition of NAMC in 1997, are unsecured. All of the senior medium-term notes pay interest semi-annually, provide for a single principal payment at maturity and are not redeemable prior to maturity.

     The interest rates on the adjustable-rate long-term FHLBNY advances outstanding at the end of 2000 reset quarterly and are indexed to the three-month London Interbank Offer Rate ("LIBOR").

     At December 31, 2000, the Holding Company had an effective shelf registration with the Securities and Exchange Commission under which it could issue an aggregate of $250.0 million of debentures, notes or other unsecured evidences of indebtedness. These debt securities, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

NOTE 11. STOCKHOLDERS' EQUITY AND RELATED MATTERS

  Litigation Tracking Warrants(TM) (the "LTWs"(TM))

     On December 12, 2000, the Holding Company's Board of Directors (the "Board") declared a distribution of one LTW for each share of Common Stock outstanding on December 22, 2000. In addition, the Board reserved for future issuance one LTW for each share of Common Stock underlying options or rights to purchase shares of Common Stock under the Company's stock-based compensation plans that were outstanding on December 22, 2000. The LTWs represent the right to receive, upon their exercise, shares of Common Stock equal in total value to 85% of the net after-tax proceeds, if any, from the Company's pending goodwill lawsuit against the United States government. The LTWs will be exercisable for a 60-day period following notification to LTW holders that the Company has: (i) received a final recovery of damages in the goodwill litigation; (ii) calculated the full amount of the adjusted litigation recovery (as defined); and (iii) received all regulatory approvals necessary to issue the shares of Common Stock. The exercise price of the LTWs is $0.01 per whole share of Common Stock receivable upon exercise, subject to adjustment under certain circumstances.

     The LTWs became tradeable on December 26, 2000 and were distributed beginning on December 29, 2000. As of December 31, 2000, 103,960,697 LTWs were issued and outstanding and 9,064,722 LTWs were reserved for future issuance in connection with the Company's stock-based compensation plans. The LTWs trade on the NASDAQ National Market under the symbol "DIMEZ."

  Warburg, Pincus Equity Partners, L.P. ("Warburg") Investment

     On July 6, 2000, Warburg and the Holding Company entered into an agreement (the "Warburg Agreement") pursuant to which Warburg purchased, for approximately $238 million, several different securities issued by the Holding Company. As further discussed below, Warburg's investment in the

                      DIME BANCORP, INC. AND SUBSIDIARIES

Holding Company was made over two closings. The purchase price paid by Warburg at each of these closings was allocated to the individual securities issued based upon their fair values.

     At the first closing, which occurred on July 6, 2000, Warburg purchased, for $210.2 million, rights to 12,009.491 shares of the Holding Company's Series B junior voting preferred stock (the "Series B Preferred Stock"), which were automatically converted into shares of Series B Preferred Stock on August 1, 2000 upon early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1996, warrants (the "Series C Preferred Stock Warrants") to purchase 8,142.738 shares of the Holding Company's Series C junior non-voting preferred stock (the "Series C Preferred Stock") and warrants (the "Series D Preferred Stock Warrants") to purchase 3,866.753 shares of the Holding Company's Series D junior non-voting preferred stock (the "Series D Preferred Stock"). At the second closing, which occurred on October 6, 2000, Warburg purchased, for $28.0 million, 1,598.173 shares of Series B Preferred Stock and warrants to purchase 1,598.173 shares of Series D Preferred Stock.

     In accordance with the terms of the Series B Preferred Stock, upon distribution of the LTWs, the then-outstanding 13,607.664 shares of Series B Preferred Stock were automatically converted into 13,607,664 shares of Common Stock. During the period of time outstanding, each share of Series B Preferred Stock was entitled to receive the same dividends and distributions as those paid on 1,000 shares of Common Stock, other than the distribution of the LTWs.

     The material terms of the Series C Preferred Stock Warrants and the Series D Preferred Stock Warrants (collectively, the "Preferred Stock Warrants"), and those securities which may be issued by the Holding Company under the Warburg Agreement, as well as other material provisions contained in the Warburg Agreement, are described below.

     Series C and Series D Preferred Stock. After issuance, shares of Series C and Series D Preferred Stock will not be entitled to vote, except as required by law. Each share of Series C and Series D Preferred Stock will have a par value and liquidation preference of $0.01, will not be redeemable and will be entitled to receive the same dividends and distributions as those paid on 1,000 shares of Common Stock. Series C and Series D Preferred Stock will have preference over Common Stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Holding Company. Each share of Series C Preferred Stock will be convertible into 1,000 shares of Common Stock upon the receipt of (1) written advice of counsel that, under applicable federal banking laws and regulations, the shares of Series C Preferred Stock may be converted or (2) a certificate that Warburg is transferring the shares in a widely dispersed offering (as defined). Shares of Series D Preferred Stock will not be convertible into any other class of the Holding Company's capital stock unless the Holding Company receives the approval of its stockholders in accordance with the rules of the New York Stock Exchange (the "NYSE"). Upon receipt of such approval, each share of Series D Preferred Stock will convert into one share of Series C Preferred Stock. Pursuant to the Warburg Agreement, the Holding Company agreed to use its reasonable best efforts to obtain this approval prior to September 30, 2002.

     Warrants. The Series C Preferred Stock Warrants and the Series D Preferred Stock Warrants allow Warburg to purchase shares of the Series C Preferred Stock and the Series D Preferred Stock, respectively, at an exercise price of $21.50 per underlying share of Common Stock, subject to a number of antidilution and other adjustments. The Preferred Stock Warrants expire seven years after issuance, have a surrender right on a change in control of the Holding Company that entitles Warburg to a payment upon surrender even if there is a change in control at less than $21.50 per share, and do not possess any voting rights.

     Each Series C Preferred Stock Warrant will be exchanged for a warrant to purchase 1,000 shares of Common Stock (the "Common Stock Warrants") when it is permissible for the Holding Company to do

                      DIME BANCORP, INC. AND SUBSIDIARIES
so under federal banking laws and regulations or in the event that Warburg intends to transfer the Series C Preferred Stock Warrants in a widely dispersed offering.

     Series D Preferred Stock Warrants will be exchanged for an equal number of Series C Preferred Stock Warrants upon the requisite approval of the Holding Company's stockholders under NYSE rules.

     The Holding Company has a right of first offer on any sale of the Preferred Stock Warrants or the Common Stock Warrants (collectively, the "Warrants") by Warburg. Warburg also has the right to sell, or surrender, any of the Warrants back to the Holding Company (pursuant to an agreed valuation methodology) upon the occurrence of certain change in control events regarding the Holding Company and has the right to sell, or surrender, any of the Series D Preferred Stock Warrants back to the Holding Company (pursuant to an agreed valuation methodology) if the appropriate stockholder approval under NYSE rules is not obtained by September 30, 2003 or the other transfer restrictions on the Series D Preferred Stock Warrants lapse before then.

     In addition to customary antidilution provisions for the Warrants, the exercise price of the Warrants may be adjusted downward, in proportion to Warburg's ownership of the Holding Company, for any payment made by the Holding Company to Hudson in excess of $15.0 million under the Merger Termination Agreement, unless the payment relates to: (i) a breach of representations by Warburg regarding its ownership of the Holding Company; or (ii) another subsequent transaction, such as a merger or tender offer, approved or recommended by the Board.

     Standstill Agreement. Until July 6, 2003, Warburg has agreed that it will not purchase or acquire any shares of Common Stock that would result in its having control over the Holding Company or owning in excess of 24.9% of the Holding Company's outstanding voting stock. In addition, Warburg has agreed that it will not take any action that would violate its agreement with the Office of Thrift Supervision (the "OTS") to refrain from controlling the Holding Company.

     Preemptive Rights. As long as Warburg owns at least 5% of the outstanding shares of Common Stock (assuming the exercise of all outstanding options, purchase rights and warrants and conversion of convertible preferred stock), if the Holding Company issues any shares of Common Stock (other than under the Company's stock-based compensation plans), Warburg has the right to purchase from the Holding Company that amount of shares of Common Stock required for it to maintain its proportionate interest in the Holding Company. To the extent Warburg utilizes this right to maintain its percentage ownership interest, it will not be entitled to duplicative protection of antidilution adjustments under the terms of the Warrants.

     Transfer Restrictions. With certain exceptions, shares of the Holding Company's stock and warrants to acquire such stock owned by Warburg will be restricted from transfer subject to, among other things, a schedule whereby 20% of the shares will be freely tradeable after July 6, 2001; an additional 30% will be freely tradeable after July 6, 2002; and the balance will be freely tradeable after July 6, 2003. The securities owned by Warburg are not currently registered under the Securities Act of 1933. The Holding Company has agreed to register these securities as the restrictions lapse.

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

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Common Stock

     At December 31, 2000, 46,643,514 shares of Common Stock were reserved for future issuance, of which 19,471,485 shares were associated with the LTWs, 13,607,664 shares with the Warburg Agreement and 13,564,365 shares with the Company's stock-based compensation plans.

     Changes in the number of the Holding Company's outstanding shares of Common Stock are summarized in the following table for the year ended December 31:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Common shares issued:
  Balance at beginning of year..............  120,252,459    120,252,459    120,256,459
  Repurchase of restricted shares...........           --             --         (4,000)
                                              -----------    -----------    -----------
     Balance at end of year.................  120,252,459    120,252,459    120,252,459
                                              -----------    -----------    -----------
Common shares in treasury:
  Balance at beginning of year..............   (9,357,589)    (8,682,858)    (3,898,132)
  Purchased for treasury....................   (9,311,600)    (3,867,900)    (6,371,800)
  Issued under stock-based compensation
     plans, net.............................    1,659,859        340,848      1,587,074
  Conversion of the Series B Preferred
     Stock..................................   13,607,664             --             --
  Issued in connection with the Lakeview
     acquisition............................           --      2,852,321             --
                                              -----------    -----------    -----------
     Balance at end of year.................   (3,401,666)    (9,357,589)    (8,682,858)
                                              -----------    -----------    -----------
Common shares outstanding at end of year....  116,850,793    110,894,870    111,569,601
                                              ===========    ===========    ===========

     Included in the shares of Common Stock purchased for treasury during 2000 were 2,469,100 shares purchased from Hudson. These shares, which had been acquired in the open market by Hudson, were purchased by the Holding Company pursuant to the terms of the Merger Termination Agreement, which provided that, if Hudson decided to sell the shares of Common Stock it owned at that time, it was required to offer to sell them to the Holding Company first. All of the remaining 6,842,500 shares of Common Stock purchased for treasury during 2000 were associated with a Common Stock repurchase program announced in October 2000. This program authorizes the Holding Company to repurchase up to 13,607,664 shares of outstanding Common Stock.

  Stockholder Protection Rights Agreement

     On October 20, 1995, the Board adopted a Stockholder Protection Rights Agreement (the "Rights Agreement") and declared a dividend of one right (a "Right") on each outstanding share of Common Stock held on the close of business on November 6, 1995, or issued thereafter and prior to the time the Rights separate and thereafter pursuant to options and convertible securities outstanding at the time the Rights separate. Until it is announced that a person or group has acquired 20% or more of the outstanding shares of Common Stock (an "Acquiring Person") or has commenced a tender offer that could result in their owning 20% or more of the outstanding shares of Common Stock, the Rights will be evidenced solely by the Common Stock certificates, will automatically trade with the Common Stock and will not be exercisable. Following any such announcement, separate Rights would be distributed, with each Right entitling its owner to purchase participating preferred stock of the Holding Company having economic and voting terms similar to those of one share of Common Stock for an exercise price of $50.

     Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days thereafter (or such earlier or later date, not beyond

                      DIME BANCORP, INC. AND SUBSIDIARIES

30 days, as the Board may decide) (the "Flip-in Date"), each Right (other than Rights beneficially owned by any Acquiring Person or transferee thereof, which become void) will entitle the holder to purchase, for the $50 exercise price, a number of shares of Common Stock having a market value of $100. In addition, if, after an Acquiring Person gains control of the Board, the Holding Company is involved in a merger or sells more than 50% of its assets or assets generating more than 50% of its operating income or cash flow, or has entered into an agreement to do any of the foregoing (or an Acquiring Person is to receive different treatment than all other stockholders), each Right will entitle its holder to purchase, for the $50 exercise price, a number of shares of common stock of the Acquiring Person having a market value of $100. If any person or group acquires between 20% and 50% of the outstanding Common Stock, the Board may, at its option, exchange one share of such Common Stock for each Right. The Rights may also be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

     As amended on July 6, 2000, the Rights Agreement does not apply to Warburg as long as Warburg beneficially owns only those securities issued by the Holding Company under the Warburg Agreement, subject to the exception that Warburg may also acquire additional shares of Common Stock not exceeding 2% of the outstanding Common Stock without becoming an Acquiring Person. The Rights Agreement was also amended on July 6, 2000 so that it will not apply to a tender offer that has at least a 50% cash component for all shares and sufficient liquidity in any securities component, provided that the offer is accepted by the beneficial owners of at least 75% of the outstanding Common Stock.

     Under the Rights Agreement, the Holding Company may not consolidate or merge, or engage in other similar transactions, with an Acquiring Person without entering into a supplemental agreement with the Acquiring Person providing that, upon consummation or occurrence of the transaction, each Right shall thereafter constitute the right to purchase common stock of the acquiring person having an aggregate market price equal to $100 in cash, subject to adjustment.

     The Rights will expire on the earlier of: (i) the tenth business day following the Holding Company's 2002 annual meeting of stockholders; (ii) their redemption; (iii) an exchange of the Rights for Common Stock; or (iv) the merger of the Holding Company into another corporation pursuant to an agreement entered into prior to a Flip-in Date.

NOTE 12. REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Bank and the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action ("PCA"), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's regulatory capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation by the OTS to ensure capital adequacy (the "Capital Adequacy Regulations") require the Bank to maintain, as set forth in the table below, specified minimum amounts of and ratios of tangible and core ("tier 1") capital to adjusted total assets and of total risk-based capital to total risk-weighted assets. Management believes that, as of December 31, 2000, the Bank was in compliance with the Capital Adequacy Regulations.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the OTS adopted PCA regulations (the "PCA Regulations") which established five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapital-

                      DIME BANCORP, INC. AND SUBSIDIARIES
ized." To be categorized as well capitalized, the Bank must maintain, as set forth in the table below, specified minimum amounts and ratios of core capital to adjusted total assets and tier 1 and total risk-based capital to total risk-weighted assets. As of December 31, 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for PCA. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The following table summarizes, at December 31 for the years shown, the Bank's actual regulatory capital amounts and ratios, as well as its minimum capital requirements under the Capital Adequacy Regulations and under the PCA Regulations for it to be deemed well capitalized (dollars in thousands):

                                                    2000                   1999
                                             -------------------    -------------------
                                               AMOUNT      RATIO      AMOUNT      RATIO
                                             ----------    -----    ----------    -----
Actual regulatory capital:
  Tangible and core capital................  $1,463,350     5.83%   $1,383,046     5.90%
  Tier 1 risk-based capital................   1,463,350     8.54     1,383,046     8.80
  Total risk-based capital.................   1,732,712    10.11     1,623,342    10.33
Minimum capital requirements pursuant to
  the:
  Capital Adequacy Regulations:
     Tangible capital......................     376,789     1.50       351,459     1.50
     Core capital..........................     753,579     3.00       702,919     3.00
     Total risk-based capital..............   1,370,819     8.00     1,257,721     8.00
  PCA Regulations to be deemed well
     capitalized:
     Core capital..........................   1,255,965     5.00     1,171,531     5.00
     Tier 1 risk-based capital.............   1,028,114     6.00       943,291     6.00
     Total risk-based capital..............   1,713,524    10.00     1,572,151    10.00

     The Bank's ability to pay cash dividends to the Holding Company and make other capital distributions is limited by OTS regulations. As the Bank is a subsidiary of a savings and loan holding company, it is required to file a notice with the OTS at least 30 days prior to making a capital distribution. OTS regulations require a savings association to file an application prior to making a capital distribution if: (i) it is not eligible for expedited treatment under the OTS application processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years; (iii) the savings association would not be at least adequately capitalized under the PCA Regulations following the distribution; or
(iv) the capital distribution would violate a prohibition contained in any statute, regulation or agreement with the OTS (or with the Federal Deposit Insurance Corporation) or a condition imposed in an OTS-approved application or notice. The OTS may, under certain circumstances, disapprove a notice or deny an application.

     Federal Reserve Board regulations require the Bank to maintain specified minimum cash reserve balances against certain deposits. Such reserves at December 31, 2000 and 1999, which were met with vault cash and non-interest bearing deposits at the Federal Reserve Bank of New York, were $68.2 million and $67.6 million, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 13. NET GAINS ON SALES ACTIVITIES

     Net gains on sales activities were comprised of the following for the year ended December 31 (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Net gains (losses) on:
  Sales of loans held for sale.....................  $127,468    $186,125    $217,271
  Sales of mortgage servicing rights...............    12,357      12,135       1,986
  Sales, calls and write-downs of securities
     available for sale (1)........................     2,398       2,062      21,855
  Sale of branch...................................        --          --       9,512
  Other............................................     5,612         105      (6,173)
                                                     --------    --------    --------
Total net gains on sales activities................  $147,835    $200,427    $244,451
                                                     ========    ========    ========

---------------
(1) The amount for 2000 excludes a loss of $87.4 million recognized upon implementation of the MBS Sales Initiative and which is reflected under the caption "Loss upon designation for sale of mortgage-backed securities available for sale" in the Consolidated Statements of Income.

NOTE 14. EMPLOYEE BENEFIT PLANS

  Pension and Postretirement Health Care and Life Insurance Plans

     The Company currently maintains two non-contributory, qualified defined benefit pension plans (the "Qualified Pension Plans"), covering, except as noted, substantially all salaried employees of the Company who meet certain age and length of service requirements. NAMC personnel are generally covered under a defined contribution benefit plan (see "Other Plans").

     The Company also maintains various non-contributory, non-qualified defined benefit pension plans (the "Non-Qualified Pension Plans"). Benefits under the Non-Qualified Pension Plans have not been prefunded by the Company.

     In addition, the Company currently sponsors unfunded postretirement health care and life insurance plans covering, except as noted, substantially all salaried employees of the Company who meet certain age and length of service requirements. Employees of NAMC, with certain exceptions, are not covered under these plans. In general, the Company's postretirement health care plan requires contributions from participants. Contributions are not required from participants in the Company's postretirement life insurance plan.

     The following table provides details of the changes in the benefit obligation and fair value of plan assets for the above plans for each of the years shown and a reconciliation, at the end of each year shown,

                      DIME BANCORP, INC. AND SUBSIDIARIES
of the funded status of the plans with the net amount recognized in the Consolidated Statement of Financial Condition (in thousands):

                                                                           OTHER
                                            PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                          --------------------    ------------------------
                                            2000        1999         2000          1999
                                          --------    --------    ----------    ----------
Change in benefit obligation during the
  year:
  Benefit obligation at beginning of
     year...............................  $161,010    $175,811     $ 39,173      $ 54,701
  Service cost..........................     7,361       7,423          218           641
  Interest cost.........................    12,768      12,025        2,893         3,208
  Plan participants' contributions......        --          --          231           163
  Acquisitions..........................        --       1,048           --           210
  Plan amendments.......................       638          --        2,011            --
  Actuarial loss (gain).................     9,325     (20,899)         290       (11,734)
  Curtailment gain......................        --          --       (3,372)       (5,059)
  Settlement gain.......................        --          --          (59)          (88)
  Benefits paid.........................   (13,394)    (14,398)      (3,462)       (2,869)
                                          --------    --------     --------      --------
     Benefit obligation at end of
       year.............................   177,708     161,010       37,923        39,173
                                          --------    --------     --------      --------
Change in fair value of plan assets
  during the year:
  Fair value of plan assets at beginning
     of year............................   180,049     157,236           --            --
  Actual return on plan assets..........    11,957      21,810           --            --
  Acquisitions..........................        --         481           --            --
  Employer contributions................     9,150      16,064        3,231         2,706
  Plan participants' contributions......        --          --          231           163
  Benefits paid.........................   (13,394)    (14,398)      (3,462)       (2,869)
  Administrative expenses paid..........    (1,510)     (1,144)          --            --
                                          --------    --------     --------      --------
     Fair value of plan assets at end of
       year.............................   186,252     180,049           --            --
                                          --------    --------     --------      --------
Funded status at end of year............     8,544      19,039      (37,923)      (39,173)
Unrecognized actuarial gain.............      (376)    (16,452)     (10,096)      (11,888)
Unrecognized transition (asset)
  obligation............................      (530)     (1,375)      18,080        21,632
Unrecognized prior service cost.........     3,968       4,691        1,813            --
                                          --------    --------     --------      --------
Net amount recognized at end of year....  $ 11,606    $  5,903     $(28,126)     $(29,429)
                                          ========    ========     ========      ========

     During 2000 and 1999, the Company settled and curtailed a portion of its postretirement life insurance benefit obligation by purchasing life insurance contracts, which transferred the primary obligation for payment of benefits from the Company to the insurance company.

     At December 31, 2000, the assets of the Qualified Pension Plans included 730,364 shares of Common Stock with a market value of $21.6 million.

     Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2000 and 1999 consisted of the Non-Qualified Pension Plans. The aggregate projected benefit obligation and accumulated benefit obligation of these plans amounted to $28.6 million and $25.8 million, respectively, at December 31, 2000 and $24.3 million and $22.6 million, respectively, at December 31, 1999.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The components of the net amounts recognized in the Company's Consolidated Statements of Financial Condition in connection with its pension plans and postretirement health care and life insurance plans were as follows at December 31 (in thousands):

                                                                           OTHER
                                            PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                          --------------------    ------------------------
                                            2000        1999         2000          1999
                                          --------    --------    ----------    ----------
Prepaid benefit cost....................  $ 33,921    $ 24,857     $     --      $     --
Accrued benefit liability...............   (25,784)    (22,590)     (28,126)      (29,429)
Intangible asset........................     3,469       3,636           --            --
                                          --------    --------     --------      --------
Net amount recognized...................  $ 11,606    $  5,903     $(28,126)     $(29,429)
                                          ========    ========     ========      ========

     Weighted average assumptions used by the Company in accounting for its pension plans and postretirement health care and life insurance plans were as follows at December 31:

                                                                                OTHER
                                                                            POSTRETIREMENT
                                                        PENSION BENEFITS       BENEFITS
                                                        ----------------    --------------
                                                         2000      1999     2000     1999
                                                        ------    ------    -----    -----
Discount rate.........................................   7.75%     8.00%    7.75%    8.00%
Rate of compensation increase.........................   4.00      4.00     4.00     4.00
Expected long-term rate of return on plan assets......  10.00     10.00       --       --

     As of December 31, 2000, the health care cost trend rate for participants less than 65 years old was assumed to be 7.0% for 2001, declining gradually until a floor of 5.0% was reached in 2003. For all other participants, the health care cost trend rate for each future year was assumed to be 5.0%. A 1.0% increase or decrease in the assumed health care cost trend rates in each year does not have a material effect on the postretirement benefit obligation or expense.

     Net periodic benefit expense associated with the Company's pension plans and postretirement health care and life insurance plans included the following components for the year ended December 31 (in thousands):

                                       PENSION BENEFITS             OTHER POSTRETIREMENT BENEFITS
                               --------------------------------    -------------------------------
                                 2000        1999        1998        2000        1999       1998
                               --------    --------    --------    --------    --------    -------
Service cost.................  $  7,361    $  7,423    $  5,989    $   218     $   641     $  653
Interest cost................    12,768      12,025      11,392      2,893       3,208      3,552
Expected return on plan
  assets.....................   (17,224)    (15,344)    (14,521)        --          --         --
Amortization of transition
  (asset) obligation.........      (845)       (845)       (845)     1,502       1,910      1,910
Amortization of prior service
  cost.......................     1,361         858         857        198          --         --
Recognized actuarial loss
  (gain).....................        26         219         104       (430)       (146)        --
Recognized curtailment
  gain.......................        --          --          --     (1,381)     (1,842)        --
Recognized settlement gain...        --          --          --     (1,072)        (33)        --
                               --------    --------    --------    -------     -------     ------
Net periodic benefit
  expense....................  $  3,447    $  4,336    $  2,976    $ 1,928     $ 3,738     $6,115
                               ========    ========    ========    =======     =======     ======

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Other Plans

     At December 31, 2000, the Company maintained a savings plan, the Retirement 401(k) Investment Plan, which covered substantially all employees of the Company, other than those eligible to participate in the NAMC Retirement and 401(k) Savings Plan (these plans were merged effective January 1, 2001). Under the Retirement 401(k) Investment Plan, participants may contribute up to 15% of their base pay on a before- or after-tax basis, up to legal limits. During 2000, 1999 and 1998, the Company made matching contributions equal to 100% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of five years for the Company's contributions.

     Until December 31, 2000, the NAMC Retirement and 401(k) Savings Plan covered substantially all NAMC personnel, except those employees of NAMC covered under the Qualified Pension Plans or the Retirement 401(k) Investment Plan. (The provisions of this plan were unaffected by its merger with the Retirement 401(k) Investment Plan.) Under the provisions of the retirement benefit component of this plan, contributions were made by the Company equal to 4% of the participant's eligible pay. Participants vest in such contributions over a period of seven years. The provisions of the 401(k) savings component of this plan provided for contributions by participants of up to 15% of their total pay on a before-tax basis, up to legal limits, and matching contributions by the Company of up to 1.5% of a participant's eligible compensation. Participants vest immediately in their own contributions and over a period of four years for the Company's contributions.

     In addition, the Company maintains non-qualified arrangements under which supplemental amounts in excess of those allocated under the Retirement 401(k) Investment Plan are allocated with respect to certain employees and upon which earnings are credited. These amounts include supplemental allocations based upon the amounts that would otherwise be contributed as matching contributions under the Retirement 401(k) Investment Plan on base pay that exceeds the amount for which matching contributions are permitted to be made under the Retirement 401(k) Investment Plan.

     The aggregate expense recognized by the Company in connection with the above plans was $11.1 million, $10.3 million and $8.7 million for 2000, 1999 and 1998, respectively.

NOTE 15. STOCK-BASED COMPENSATION PLANS

  Stock Incentive and Stock Option Plans

     At December 31, 2000, the Company had in effect three stock incentive plans, which are further described below.

     During 1991, the Holding Company's stockholders approved a stock incentive plan (as amended, the "1991 SIP") that provides for grants to all Company employees of non-qualified or incentive stock options, stock appreciation rights ("SARs"), restricted Common Stock, deferred Common Stock, certain loans and tax offset payments. The 1991 SIP provides that the exercise price of stock options may not be less than the Common Stock market price on the grant date. All options to purchase Common Stock that have been awarded under this plan have an exercise price equal to the grant-date market price of the Common Stock and expire eleven years from the date of grant. A total of 9,295,108 shares of Common Stock have been reserved for issuance under the 1991 SIP, of which 1,595,404 shares remained available for future grants as of December 31, 2000.

     The Company adopted a broad-based stock incentive plan during 1997 (as amended, the "1997 SIP"), under which all employees, excluding certain senior officers, are eligible to receive non-qualified options to purchase Common Stock at an exercise price equal to the Common Stock market price on the grant date. All stock options that have been awarded under the 1997 SIP expire eleven years from the date of grant. A total of 1,275,000 shares of Common Stock have been reserved for issuance under this

                      DIME BANCORP, INC. AND SUBSIDIARIES
plan (including 325,000 shares during 2000), of which 459,384 shares remained available for future grants as of December 31, 2000.

     The Holding Company's stockholders approved a stock incentive plan for outside directors during 1997 (as amended, "the 1997 SIP for Outside Directors") that provides for grants to outside directors of the Holding Company and its eligible direct and indirect subsidiaries of non-qualified stock options, SARs, restricted Common Stock and deferred Common Stock. The terms of such grants are established by the Board. All options to purchase Common Stock that have been awarded under this plan have an exercise price equal to the grant-date market price of the Common Stock and expire eleven years from the date of grant. Under the 1997 SIP for Outside Directors, 350,000 shares of Common Stock have been reserved for issuance, of which 265,500 shares remained available for future grants as of December 31, 2000.

     In general, vesting of stock options granted under the above plans occurs in three equal annual installments beginning one year from the date of grant. The Hostile Tender Offer triggered the accelerated vesting, in May 2000, of all non-vested stock options and shares of restricted Common Stock (the "Acceleration Event").

     At December 31, 2000, options to purchase shares of Common Stock remained outstanding under the Company's Pride Shares Program, a three year broad-based stock option plan adopted in 1997 and which terminated during 1999. Under the Pride Shares Program, there was a grant in each of 1997 and 1998 of an option to each eligible full-time and part-time employee to purchase 150 shares and 75 shares, respectively, of Common Stock. During 1999, there was a final grant under the Pride Shares Program of an option to each eligible full-time and part-time employee to purchase 200 shares and 100 shares, respectively, of Common Stock. Options granted under this program have an exercise price equal to the grant-date market price of the Common Stock and expire eleven years from the date of grant. Prior to the Acceleration Event, vesting of stock options awarded under the Pride Shares Program was to generally occur at the earlier of five years after the date of grant or the date the Common Stock price reached a specified target price (as established on the grant date) and its closing price stayed at, or rose above, that target price for five consecutive trading days. As of date of the Acceleration Event, the target price vesting test had been achieved only for those stock options granted in 1997.

     In addition, at December 31, 2000, options to purchase Common Stock remained outstanding that were granted under various stock incentive and stock option plans that terminated in prior years. These stock options have an exercise price equal to the Common Stock market price on the grant date and expire from ten to eleven years from the grant date.

     The following table provides a summary of the Company's stock option activity under the above plans for the years ended December 31, 2000, 1999 and 1998 and stock options exercisable at the end of each of those years.

                                   2000                     1999                      1998
                           ---------------------    ---------------------    ----------------------
                                        WEIGHTED                 WEIGHTED                  WEIGHTED
                            NUMBER      AVERAGE      NUMBER      AVERAGE       NUMBER      AVERAGE
                              OF        EXERCISE       OF        EXERCISE        OF        EXERCISE
                            OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS       PRICE
                           ---------    --------    ---------    --------    ----------    --------
Outstanding at beginning
  of year................  7,938,408     $18.96     6,207,021     $17.30      5,553,578     $12.53
Granted..................  1,593,750      15.51     2,758,075      23.56      2,081,815      29.08
Exercised................   (634,659)     11.47      (328,282)      9.67     (1,165,912)     13.31
Expired or forfeited.....   (288,863)     25.52      (698,406)     26.77       (262,460)     27.55
                           ---------                ---------                ----------
Outstanding at end of
  year...................  8,608,636      18.65     7,938,408      18.96      6,207,021      17.30
                           =========                =========                ==========
Exercisable at end of
  year...................  7,974,486      18.68     4,126,453      13.45      3,654,757      11.18

                      DIME BANCORP, INC. AND SUBSIDIARIES

     Information concerning the Company's stock options outstanding at December 31, 2000 is presented in the following table.

                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                           ----------------------------------   --------------------
                                                   WEIGHTED
                                                    AVERAGE
                                       WEIGHTED    REMAINING                WEIGHTED
                            NUMBER     AVERAGE    CONTRACTUAL    NUMBER     AVERAGE
                              OF       EXERCISE      LIFE          OF       EXERCISE
RANGE OF EXERCISE PRICES    OPTIONS     PRICE     (IN YEARS)     OPTIONS     PRICE
------------------------   ---------   --------   -----------   ---------   --------
   $ 1.40 -- $ 4.91          393,974    $ 2.68        1.5         393,974    $ 2.68
     5.61 --   9.13          942,722      8.18        3.8         942,722      8.18
    10.75 --  14.81        1,891,828     13.10        8.1       1,891,828     13.10
    15.13 --  18.89        1,563,222     17.11        7.6       1,063,222     17.13
    20.00 --  24.63        1,107,316     23.51        9.0       1,011,566     23.71
    25.25 --  29.94        2,155,841     26.48        8.6       2,117,441     26.48
    30.13 --  31.06          553,733     30.99        8.2         553,733     30.99
                           ---------                            ---------
     1.40 --  31.06        8,608,636     18.65        7.5       7,974,486     18.68
                           =========                            =========

     At December 31, 2000, a total of 3,058,235 limited SARs were outstanding, all of which have been issued in tandem with stock options. These SARs are exercisable only for a period of 60 days following the occurrence of certain specified changes in ownership or control of the Holding Company or certain of its subsidiaries.

     Shares of restricted Common Stock outstanding at December 31, 2000, 1999 and 1998 amounted to 236,000, 371,965, and 430,668, respectively. Restrictions on the restricted Common Stock outstanding at the end of 2000 generally lapse, contingent upon continued employment, in three equal annual installments beginning either one year or three years from the date of grant. The number of shares of restricted Common Stock granted by the Company during 2000, 1999 and 1998 amounted to 1,025,200, 26,750 and 341,500, respectively. These shares had a weighted average grant price of $0.01 in 2000 and 1999 and $0.84 in 1998 and a weighted average grant-date fair market value of $14.75 in 2000, $19.98 in 1999 and $28.05 in 1998. Compensation expense recognized in connection with restricted Common Stock was $16.9 million in 2000, $2.9 million in 1999 and $2.8 million in 1998. The expense for 2000 includes approximately $14 million resulting from the Acceleration Event, which is reflected under the caption "Restructuring and other special charges" in the Consolidated Statements of Income.

  Employee Stock Purchase Plan

     The Company maintains an employee stock purchase plan (as amended, the "ESPP") that was adopted in 1993 and under which a total of 3,000,000 shares of Common Stock have been reserved for issuance. The ESPP provides for the purchase of Common Stock by eligible employees of the Company at a per share price of between 85% and 100% of the Common Stock market price on the first date of the relevant purchase period, which may not exceed twelve months. As of December 31, 2000, the per share purchase price under the ESPP has been set at less than 100% of the Common Stock market price at the start of the purchase period only in 1994. Through December 31, 2000, a total of 364,559 shares of Common Stock have been purchased under the ESPP.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table summarizes purchase rights activity under the ESPP for the year ended December 31:

                                            2000                   1999                   1998
                                     -------------------    -------------------    ------------------
                                                WEIGHTED               WEIGHTED              WEIGHTED
                                      NUMBER    AVERAGE      NUMBER    AVERAGE     NUMBER    AVERAGE
                                        OF      PURCHASE       OF      PURCHASE      OF      PURCHASE
                                      RIGHTS     PRICE       RIGHTS     PRICE      RIGHTS     PRICE
                                     --------   --------    --------   --------    -------   --------
Outstanding at beginning of year...   360,610    $23.00      366,431    $30.13      81,108    $15.38
Granted............................   479,910     15.75      458,816     23.00     411,989     30.13
Purchased..........................        --        --           --        --     (79,812)    15.38
Expired or forfeited...............  (384,434)    22.55     (464,637)    28.62     (46,854)    29.72
                                     --------               --------               -------
Outstanding at end of year.........   456,086     15.75      360,610     23.00     366,431     30.13
                                     ========               ========               =======

  Pro Forma Data

     The Company, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," accounts for its Common Stock-based compensation awards using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation cost is measured by the excess, if any, of the quoted market price of the Common Stock on the measurement date over the amount an employee is required to pay to acquire the Common Stock. Had compensation expense for the Company's stock-based compensation plans been recognized consistent with the fair value-based method of SFAS No. 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below for the year ended December 31 (in thousands, except per share data):

                                     2000                    1999                    1998
                             --------------------    --------------------    --------------------
                                AS         PRO          AS         PRO          AS         PRO
                             REPORTED     FORMA      REPORTED     FORMA      REPORTED     FORMA
                             --------    --------    --------    --------    --------    --------
Net income.................  $154,653    $133,816    $239,813    $231,282    $237,086    $230,522
Earnings per common share:
  Basic....................      1.39        1.20        2.15        2.08        2.09        2.03
  Diluted..................      1.35        1.17        2.13        2.05        2.06        2.00

     In preparing the pro forma information, the Company estimated the fair values of stock options and ESPP purchase rights granted using the Black-Scholes option-pricing model. The following table presents the weighted average grant-date fair value of stock options and ESPP purchase rights granted, as well as the weighted average assumptions used in valuing such grants, during the year ended December 31:

                                                 STOCK OPTIONS           ESPP PURCHASE RIGHTS
                                            ------------------------    -----------------------
                                            2000     1999      1998     2000     1999     1998
                                            -----    -----    ------    -----    -----    -----
Weighted average grant-date fair value....  $6.07    $9.38    $11.54    $2.77    $3.36    $4.34
Weighted average assumptions:
  Expected life (in years)................    6.0      5.5       5.6      1.0      1.0      1.0
  Risk-free interest rate.................   6.53%    5.25%     5.16%    6.09%    4.94%    5.54%
  Expected volatility.....................   35.0     36.5      36.9     41.0     33.0     31.0
  Expected dividend yield.................   1.78     1.14      0.69     2.03     1.22     0.66

                      DIME BANCORP, INC. AND SUBSIDIARIES

NOTE 16. OTHER GENERAL AND ADMINISTRATIVE EXPENSE

     The following table provides details of other general and administrative expense for the year ended December 31 (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Data processing and telecommunications.............  $ 48,038    $ 48,555    $ 43,782
Postage and messenger services.....................    17,060      17,257      16,846
Marketing and promotional..........................    14,080      16,475      20,785
Professional services..............................    13,097      18,318      22,107
Stationery, printing and supplies..................    11,135      12,738      13,366
Year 2000 plan.....................................        --       5,491      16,197
Other..............................................    43,695      63,225      66,266
                                                     --------    --------    --------
Total other general and administrative expense.....  $147,105    $182,059    $199,349
                                                     ========    ========    ========

NOTE 17. RESTRUCTURING AND OTHER SPECIAL CHARGES

  Restructuring Charge

     On September 15, 2000, the Company announced a series of actions intended to reduce annual expenses by approximately $50 million (the "Expense Reduction Initiative"). A substantial portion of these expense reductions were completed by the end of 2000 and all are expected to be implemented by the second quarter of 2001. Actions taken under the Expense Reduction Initiative included, but were not limited to, a reduction in the employee complement through both terminations and attrition, the consolidation of selected operational functions and the consolidation or disposal of certain facilities. In connection with the Expense Reduction Initiative, the Company recorded a restructuring charge (the "Restructuring Charge") of $38.1 million during the third quarter of 2000.

     The following table sets forth activity during 2000 in the restructuring liability associated with the Expense Reduction Initiative (in thousands):

                                            PERSONNEL    FACILITIES     GOODWILL
                                              COSTS        COSTS       IMPAIRMENT     TOTAL
                                            ---------    ----------    ----------    -------
Restructuring Charge......................   $16,364      $20,398        $1,330      $38,092
Cash payments.............................    (6,856)      (1,469)           --       (8,325)
Non-cash write-downs......................        --      (10,277)       (1,330)     (11,607)
                                             -------      -------        ------      -------
Restructuring liability at December 31,
  2000....................................   $ 9,508      $ 8,652        $   --      $18,160
                                             =======      =======        ======      =======

     The personnel costs included in the Restructuring Charge consisted of severance payments and related benefits and outplacement services for the approximately 330 employees to be terminated. Of these employee terminations, approximately 65% are expected to occur at the Bank, with an emphasis on management and staff positions in support units. The remaining employee terminations have occurred at NAMC and are associated with management and staff positions in the areas of administration, loan servicing and loan production. As of December 31, 2000, 244 of the employee terminations have been effected, with the remainder expected to occur by the second quarter of 2001.

     Of the $20.4 million of facilities costs reflected in the Restructuring Charge, $10.3 million was attributable to the write-off of leasehold improvements and furniture, fixtures and equipment and $10.1 million represented the net present value of future lease obligations (net of sublease rentals) for facilities, or portions thereof, that will no longer be utilized by the Company.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The goodwill impairment of $1.3 million included in the Restructuring Charge was associated with the closing of certain mortgage banking offices and two banking branches that had been acquired during 1999.

  Other Special Charges

     In addition to the Restructuring Charge, the Company recognized other special charges (the "Other Special Charges") of $61.2 million during 2000 in connection with the Hostile Tender Offer and the termination of the merger of the Holding Company and Hudson.

     Other Special Charges associated with the Hostile Tender Offer totaled $33.2 million during 2000 and were comprised of $18.8 million of legal, advisory and proxy solicitation expenses incurred in defending against the Hostile Tender Offer and $14.4 million related to the accelerated vesting of restricted Common Stock triggered by the Hostile Tender Offer. Other Special Charges during 2000 related to the termination of the merger of the Holding Company and Hudson amounted to $28.0 million and were comprised of the $15.0 million minimum fee to be paid by the Holding Company to Hudson pursuant to the Merger Termination Agreement and $13.0 million of legal, advisory, integration and other related expenses.

NOTE 18. INCOME TAXES

     Income tax expense attributable to income before extraordinary items consisted of the following for the year ended December 31 (in thousands):

                                                       2000        1999        1998
                                                      -------    --------    --------
Current:
  Federal...........................................  $27,650    $ 32,347    $ 26,804
  State and local...................................    4,331      10,920      33,269
                                                      -------    --------    --------
          Total current.............................   31,981      43,267      60,073
                                                      -------    --------    --------
Deferred:
  Federal...........................................   49,170      96,692      54,687
  State and local...................................    1,203       2,553      (1,281)
                                                      -------    --------    --------
          Total deferred............................   50,373      99,245      53,406
                                                      -------    --------    --------
Total income tax expense attributable to income
  before extraordinary items........................  $82,354    $142,512    $113,479
                                                      =======    ========    ========

     Excluded from the preceding table were income tax benefits of $3.0 million in each of 1999 and 1998 associated with extraordinary losses on the early extinguishment of debt. The preceding table also excludes the tax effects recorded directly to stockholders' equity in connection with unrealized gains and losses on securities available for sale and certain tax benefits associated with the Company's stock-based compensation plans. In the aggregate, these tax effects decreased stockholders' equity by $37.5 million during 2000 and increased stockholders' equity by $61.3 million in 1999 and $3.7 million in 1998.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following is a reconciliation of federal income tax expense attributable to income before extraordinary items computed at the statutory rate of 35.0% to the actual income tax expense attributable to income before extraordinary items for the year ended December 31 (in thousands):

                                                       2000        1999        1998
                                                      -------    --------    --------
Statutory federal income tax expense................  $82,952    $135,258    $124,119
Increase (decrease) in income tax expense resulting
  from:
  State and local income taxes, net of federal
     income tax benefit.............................    3,597       8,758      20,793
  Non-deductible amortization of goodwill...........    4,765       4,581       3,751
  Non-taxable income................................   (8,405)     (5,429)     (2,831)
  Restructuring of assets within corporate
     entities.......................................       --          --     (32,129)
  Other, net........................................     (555)       (656)       (224)
                                                      -------    --------    --------
Total income tax expense attributable to income
  before extraordinary items........................  $82,354    $142,512    $113,479
                                                      =======    ========    ========

     The Company's effective income tax rate on income before extraordinary items was 34.7% for 2000, 36.9% for 1999 and 32.0% for 1998.

     The combined federal, state and local income tax effects of temporary differences that gave rise to significant portions of the Company's deferred tax assets and deferred tax liabilities were as follows at December 31 (in thousands):

                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Loan losses and non-performing assets.....................  $ 68,619    $ 62,845
  Securities................................................    38,728      68,080
  Financial statement liabilities not yet realized for tax
     purposes...............................................    22,087      13,917
  Postretirement benefits other than pensions...............    12,147      12,200
  Federal alternative minimum tax and general business tax
     credit carryforwards...................................     1,764       4,676
  Premises and equipment....................................        --       1,114
  Other.....................................................    13,131      23,707
                                                              --------    --------
          Total deferred tax assets.........................   156,476     186,539
                                                              --------    --------
Deferred tax liabilities:
  Mortgage servicing assets.................................   169,943     132,351
  Loans receivable..........................................    55,379      29,875
  Lease financing...........................................     7,304       3,124
  Other.....................................................    15,125       3,588
                                                              --------    --------
          Total deferred tax liabilities....................   247,751     168,938
                                                              --------    --------
Net deferred tax (liability) asset..........................  $(91,275)   $ 17,601
                                                              ========    ========

     At December 31, 2000, the Company had federal alternative minimum tax credit carryforwards of $1.8 million, which are available to reduce future federal income taxes without expiration.

     At December 31, 2000, the Bank had approximately $117 million of bad debt reserves for New York income tax purposes for which no provision for income tax had been made and which is subject to recapture into taxable income in certain circumstances. For federal income tax purposes, approximately

                      DIME BANCORP, INC. AND SUBSIDIARIES

$180 million of the Bank's previously accumulated bad debt deductions are subject to recapture. New York and federal recapture liability can be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York tax purposes. It is not the Bank's intention to make any distributions to the Holding Company, or use the reserve in any manner, that would create income tax liabilities for the Bank.

     In order for the Bank to be permitted to maintain a New York tax bad debt reserve for thrifts, certain thrift definitional tests must be met, including maintaining at least 60% of its assets in qualifying assets, as defined for tax purposes, and maintaining a thrift charter. If the Bank failed to meet these definitional tests, the transition to the reserve method permitted commercial banks under New York law would result in an increase in the New York tax provision because a deferred tax liability would be established to reflect the eventual recapture of some or all of the New York bad debt reserve.

NOTE 19. EXTRAORDINARY ITEMS

     During January 1999, the Holding Company, at its option, redeemed all $100.0 million of its 10.50% senior notes that were due in November 2005 and recognized a pre-tax extraordinary loss of $6.0 million. In addition, during January 1999, the Holding Company purchased $10.0 million of the outstanding Trust Preferred Securities and recognized a pre-tax extraordinary loss of $1.2 million. On an after-tax basis, the extraordinary losses during 1999 totaled $4.1 million.

     During July 1998, the Holding Company, at its option, redeemed all $44.4 million of its 8.9375% senior notes due July 2003 and recognized a pre-tax extraordinary loss of $1.9 million. In addition, all of the Bank's $78.0 million of Collateralized Real Yield Securities due August 2008 were repaid, at the option of the holders thereof, in August 1998, which resulted in a pre-tax extraordinary loss of $0.6 million. Further, in September 1998, the Holding Company purchased $34.8 million of the outstanding Trust Preferred Securities and recognized a pre-tax extraordinary loss of $4.6 million. On an after-tax basis, the extraordinary losses during 1998 totaled $4.1 million.

NOTE 20. EARNINGS PER COMMON SHARE

     The following table sets forth information used to calculate basic and diluted earnings per common share for the year ended December 31 (in thousands, except per share data):

                                                       2000        1999        1998
                                                     --------    --------    --------
Basic earnings per common share:
  Income before extraordinary items................  $154,653    $243,940    $241,143
  Preferred stock dividends........................    (2,322)         --          --
                                                     --------    --------    --------
     Income before extraordinary items applicable
       to common stockholders......................   152,331     243,940     241,143
  Extraordinary items..............................        --      (4,127)     (4,057)
                                                     --------    --------    --------
  Net income applicable to common stockholders.....  $152,331    $239,813    $237,086
                                                     ========    ========    ========
  Weighted average basic common shares
     outstanding...................................   109,305     111,355     113,452
  Basic earnings per common share:
     Income before extraordinary items.............  $   1.39    $   2.19    $   2.13
     Extraordinary items...........................        --       (0.04)      (0.04)
                                                     --------    --------    --------
     Net income....................................  $   1.39    $   2.15    $   2.09
                                                     ========    ========    ========

                      DIME BANCORP, INC. AND SUBSIDIARIES

                                                       2000        1999        1998
                                                     --------    --------    --------
Diluted earnings per common share:
  Income before extraordinary items applicable to
     common stockholders...........................  $152,331    $243,940    $241,143
  Convertible preferred stock dividends(1).........     1,361          --          --
                                                     --------    --------    --------
     Income before extraordinary items applicable
       to common stockholders plus assumed
       conversions.................................   153,692     243,940     241,143
  Extraordinary items..............................        --      (4,127)     (4,057)
                                                     --------    --------    --------
  Net income applicable to common stockholders plus
     assumed conversions...........................  $153,692    $239,813    $237,086
                                                     ========    ========    ========
  Weighted average basic common shares
     outstanding...................................   109,305     111,355     113,452
  Effect of dilutive securities:
     Common Stock options, restricted Common Stock
       and ESPP purchase rights....................       901       1,178       1,701
     Convertible preferred stock...................     3,287          --          --
     Warrants to purchase Series C and Series D
       Preferred Stock.............................       431          --          --
                                                     --------    --------    --------
  Weighted average diluted common shares
     outstanding...................................   113,924     112,533     115,153
                                                     ========    ========    ========
Diluted earnings per common share:
  Income before extraordinary items................  $   1.35    $   2.17    $   2.09
  Extraordinary items..............................        --       (0.04)      (0.03)
                                                     --------    --------    --------
  Net income.......................................  $   1.35    $   2.13    $   2.06
                                                     ========    ========    ========

---------------
(1) Excludes dividends of $961 thousand that were declared during the third quarter of 2000 as the Company reported a net loss for that quarter.

     At December 31, 2000, 1999 and 1998, there were outstanding options to purchase 2,671,174 shares of Common Stock at exercise prices between $25.25 and $31.06, 2,984,428 shares of Common Stock at exercise prices between $15.63 and $31.06 and 1,095,465 shares of Common Stock at exercise prices between $25.63 and $31.06, respectively, that were not included in the computation of diluted earnings per common share for 2000, 1999 and 1998, respectively, because such options were antidilutive. In addition, at December 31, 1999 and 1998, there were outstanding rights under the ESPP to purchase 360,610 shares of Common Stock at an exercise price of $23.00 and 366,431 shares of Common Stock at an exercise price of $30.13, respectively, that were not included in the computation of diluted earnings per common share for 1999 and 1998, respectively, because such rights were antidilutive.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments are used by the Company as part of its overall interest rate risk-management strategy. The Company, to a very limited extent, has also used derivative financial instruments for trading purposes.

     The Company is exposed to credit risk in the event of non-performance by counterparties to derivative financial instruments. The level of credit risk associated with derivative financial instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company controls the credit risk associated with its

                      DIME BANCORP, INC. AND SUBSIDIARIES
derivative financial instruments through credit approvals, limits and monitoring procedures, dealing only with counterparties with high credit ratings, obtaining collateral when deemed necessary and entering into master netting agreements when possible. The Company's credit risk associated with its use of derivative financial instruments amounted to approximately $32 million at December 31, 2000.

     Certain of the derivative financial instruments used by the Company at December 31, 2000 require that the Company or its counterparty, to the extent that the market value of the position for that party is negative, maintain collateral, subject to a minimum call, with the other party. If the Company is subject to an initial collateral requirement, the amount of the initial collateral modifies the collateral maintenance level.

     The Company's interest-earning assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. In its efforts to reduce the effects on net interest income of its repricing risk, the Company uses various derivative financial instruments, which at December 31, 2000 included pay fixed/receive variable interest rate swaps, interest rate caps, interest rate cap corridors and short sales of MBS. In addition, the Company, in connection with its issuance of time deposits with various call features, has entered into pay variable/receive fixed interest rate swaps with matching call features that, considered together with the related time deposits, results in short-term repricing liabilities. The Company uses these time deposits to replace short-term repricing wholesale funds.

     The Company also uses various derivative financial instruments in order to protect against the adverse impact on the value of the Company's mortgage servicing assets of declines in long-term interest rates and the consequent increase in mortgage loan prepayment rates. At December 31, 2000, these instruments included pay variable/receive fixed interest rate swaps, interest rate swaptions, principal-only swaps, interest rate floors and interest rate flooridors.

     In addition, the Company hedges the interest rate risk associated with the production and sale of loans into the secondary market. Adverse market interest rate changes between the time a rate-lock commitment is granted to a customer and the time the loan is sold to an investor can erode the value of that loan. Therefore, the Company enters into forward sales transactions and purchases put options to hedge its loans held for sale and the related loan commitment pipeline.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table presents the notional amount and estimated fair value of derivative financial instruments used by the Company for interest rate risk-management purposes at December 31 (in thousands):

                                               2000                        1999
                                     ------------------------    ------------------------
                                                    ESTIMATED                   ESTIMATED
                                      NOTIONAL        FAIR        NOTIONAL        FAIR
                                       AMOUNT         VALUE        AMOUNT         VALUE
                                     -----------    ---------    -----------    ---------
Net interest income risk-management
  instruments:
  Pay fixed/receive variable
     interest rate swaps...........  $ 3,083,674    $(65,105)    $ 3,135,378    $ 50,937
  Pay variable/receive fixed
     interest rate swaps...........       85,000         464              --          --
  Interest rate caps...............       87,846          32              --          --
  Interest rate cap corridors......       79,378         958         280,704      14,199
  Short sales of MBS...............      237,500      (2,406)             --          --
  Interest rate futures............           --          --         535,900          --
                                     -----------    --------     -----------    --------
          Total net interest income
            risk-management
            instruments............    3,573,398     (66,057)      3,951,982      65,136
                                     -----------    --------     -----------    --------
Mortgage servicing assets risk-
  management instruments:
  Pay variable/receive fixed
     interest rate swaps...........      737,000      (1,505)      1,452,000     (68,235)
  Interest rate swaptions..........    1,000,000      10,912       1,445,000      53,446
  Principal-only swaps.............       27,278         533          51,085         173
  Interest rate floors.............    3,540,000      73,446       2,885,000      13,912
  Interest rate flooridors.........      900,000       6,843              --          --
                                     -----------    --------     -----------    --------
          Total mortgage servicing
            assets risk-management
            instruments............    6,204,278      90,229       5,833,085        (704)
                                     -----------    --------     -----------    --------
Loans held for sale and related
  loan commitment pipeline risk-
  management instruments:
  Forward contracts................    3,471,598     (29,818)      1,960,407      24,168
  Put options purchased............      150,000         211          74,000         488
                                     -----------    --------     -----------    --------
          Total loans held for sale
            and related loan
            commitment pipeline
            risk-management
            instruments............    3,621,598     (29,607)      2,034,407      24,656
                                     -----------    --------     -----------    --------
Total interest rate risk-management
  instruments......................  $13,399,274    $ (5,435)    $11,819,474    $ 89,088
                                     ===========    ========     ===========    ========

     Interest rate swaps used by the Company at December 31, 2000 involve the exchange of fixed- and variable-rate interest payments based upon the specified notional amount. The variable rates payable on the $85.0 million of pay variable/receive fixed interest rate swaps that were used for net interest income risk-management purposes at the end of 2000 were tied to three-month LIBOR less a margin, the weighted average of which was approximately 16 basis points. The variable rates receivable or payable on all other interest rate swaps outstanding at December 31, 2000 were tied to one- or three-month LIBOR.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth the contractual maturities of interest rate swap agreements outstanding at December 31, 2000, as well as the related weighted average interest rates payable and receivable at that date (dollars in thousands):

                                 PAY FIXED/RECEIVE VARIABLE(1)         PAY VARIABLE/RECEIVE FIXED(1)
                              -----------------------------------    ---------------------------------
                               NOTIONAL      RATE         RATE       NOTIONAL     RATE         RATE
MATURITY                        AMOUNT      PAYABLE    RECEIVABLE     AMOUNT     PAYABLE    RECEIVABLE
--------                      ----------    -------    ----------    --------    -------    ----------
Net interest income risk
  management:
  2001......................  $  413,000     6.17%        6.71%      $     --       --%          --%
  2002......................     484,593     6.92         6.77             --       --           --
  2003......................      37,100     6.74         6.64             --       --           --
  2004......................     118,119     6.72         6.67             --       --           --
  2005......................     317,222     6.87         6.68             --       --           --
  2006 through 2010.........   1,621,221     6.44         6.69         50,000     6.55         7.86
  2011 through 2015.........      92,419     7.06         6.73         35,000     6.55         8.04
                              ----------                             --------
Total net interest income
  risk management...........  $3,083,674     6.56         6.70       $ 85,000     6.55         7.93
                              ==========                             ========
Mortgage servicing assets
  risk management:
  2006 through 2010.........  $       --       --%          --%      $737,000     6.63%        5.99%

---------------
(1) Variable rates are presented on the basis of rates in effect at December 31, 2000; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

     Under each of its interest rate swaption agreements outstanding at the end of 2000, the Company, in exchange for the payment of a premium to the counterparty, has the right, but not the obligation, to enter into a pay variable/receive fixed interest rate swap agreement at predetermined terms at a future date. These agreements had a weighted average strike rate of 7.35% and maturities of $300.0 million in 2001 and $700.0 million in 2008.

     The Company had one principal-only swap agreement outstanding at the end of 2000, which matures during 2001. Under this agreement, the Company: (i) receives the discount realized on the underlying principal-only security and pays a variable rate based on one-month LIBOR plus 16 basis points as applied to the notional amount of the agreement; and (ii) pays or receives changes in the market value of the underlying principal-only security.

     The Company's interest rate caps outstanding at December 31, 2000 represent agreements under which, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a designated market interest rate (substantially one-month LIBOR) over a specified strike rate, as applied to the specified notional amount. These agreements had a weighted average strike rate of 6.97% and maturities of $11.2 million in 2001, $19.0 million in 2002 and $57.6 million in 2003.

     Under each of its interest rate cap corridor agreements outstanding at the end of 2000, the Company, in exchange for the payment of a premium to the counterparty, receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the specified notional amount. These agreements had a weighted average strike rate of 5.94% and a weighted average maximum rate of 7.44%. All of the interest rate cap corridors outstanding at December 31, 2000 mature in 2005.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The Company's interest rate floors outstanding at December 31, 2000 represent agreements under which, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over a designated market interest rate (generally constant maturity Treasury or swap indices), as applied to the specified notional amount. These agreements had a weighted average strike rate of 6.24% and maturities of $2.9 billion in 2005 and $0.6 billion in 2009.

     Under each of its interest rate flooridor agreements outstanding at the end of 2000, the Company, in exchange for the payment of a premium to the counterparty, receives the amount by which the ten year Constant Maturity Swap rate is below a specified strike rate up to a minimum rate, as applied to the specified notional amount. These agreements, all of which mature in 2005, had a weighted average strike rate of 5.68% and a weighted average minimum rate of 4.68%.

     Under the short sales outstanding at the end of 2000, the Company has agreed to sell, at a later date, MBS that it has not yet purchased. Such instruments mature during the first quarter of 2001.

     Forward contracts and interest rate futures are contracts to purchase or sell a designated financial instrument at a specified price or yield on a specified future date. The forward contracts outstanding at year-end 2000 mature during the first quarter of 2001. The Company did not have any interest rate futures outstanding at December 31, 2000.

     The Company's put options purchased outstanding at December 31, 2000, all of which mature during the first quarter of 2001, give it the right, but not the obligation, to sell to each of the counterparties a designated financial instrument at a specified price during an agreed upon period of time or on a specific date. The Company pays a premium to the counterparty for this right.

NOTE 22. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company has obligations under non-cancelable lease agreements with respect to Company premises and equipment. Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents. At December 31, 2000, the projected minimum future rental payments required under the terms of non-cancelable leases with terms of more than one year were $33.9 million in 2001, $32.7 million in 2002, $28.0 million in 2003, $22.0 million in 2004, $17.7 million in 2005 and $60.1 million in years thereafter. The projected minimum future rental payments have not been reduced by projected sublease rentals of $16.0 million. Net rent expense was $49.8 million, $46.7 million, and $39.2 million for 2000, 1999 and 1998, respectively.

                      DIME BANCORP, INC. AND SUBSIDIARIES

  Loan and Other Commitments

     The Company had the following commitments to extend credit and purchase loans at December 31 (in thousands):

                                                         2000          1999
                                                      ----------    ----------
Commitments to extend credit:
  Residential real estate loans.....................  $1,021,471    $  585,363
  Commercial real estate loans......................     538,448       321,220
  Consumer loans:
     Unused revolving lines of credit...............   1,173,010       822,779
     Other..........................................       8,988        11,801
                                                      ----------    ----------
          Total consumer loans......................   1,181,998       834,580
                                                      ----------    ----------
  Business loans:
     Unused revolving lines of credit...............     451,262       436,591
     Other..........................................          --         6,544
                                                      ----------    ----------
          Total business loans......................     451,262       443,135
                                                      ----------    ----------
          Total commitments to extend credit........   3,193,179     2,184,298
                                                      ----------    ----------
Commitments to purchase residential real estate
  loans.............................................   1,590,699       873,216
                                                      ----------    ----------
Total commitments to extend credit and purchase
  loans.............................................  $4,783,878    $3,057,514
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

     The Company had letters of credit outstanding at December 31, 2000 and 1999 of $179.9 million and $173.0 million, respectively. Letters of credit represent agreements whereby the Company guarantees the performance of a customer to a third party. The Company requires collateral to support such agreements based on the Company's evaluation of the creditworthiness of the customer. The credit risk associated with letters of credit is similar to that incurred by the Company in its lending activities.

     The Company is obligated under various limited recourse provisions associated with certain residential and commercial real estate loans sold in past years. The principal balance of loans sold with limited recourse amounted to approximately $342 million and $409 million at December 31, 2000 and 1999, respectively. The Company's exposure to credit loss on loans sold with recourse is similar to the credit risk associated with the Company's on-balance sheet loans receivable.

  Legal Proceedings

     Certain claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Company in these proceedings, that the aggregate liability or loss, if any,

                      DIME BANCORP, INC. AND SUBSIDIARIES
arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 23. BUSINESS SEGMENTS

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

     The financial information provided below has been derived from the internal profitability system used by management to monitor the financial performance of the Company. The results of each segment are measured on an operating earnings basis, which excludes the effects of certain non-recurring or unusual items. The accounting policies employed by the Company's business segments are the same as those described in Note 1, in all material respects. Numerous intersegment transactions are recorded to appropriately reflect each segment's performance. The Company reflects its internal results on interest-earning assets and interest-bearing liabilities on a matched funded basis and accounts for intersegment revenue and transfer costs and credits based upon estimated fair market values at the time of the transaction. Certain indirect or overhead costs are allocated to the segments based on total assets and other appropriate criteria.

     The segment operating revenue and operating earnings in the table below incorporate certain intersegment transactions that the Company views as appropriate for purposes of reflecting the contribution of certain segments, which are eliminated in the preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles.

     Under the Company's management accounting policies, each of its business segments are reviewed as if they were stand-alone operations. As such, the results of operations for each segment reflect entries that would be recorded for an independent enterprise, such as charges for services rendered on their behalf by other segments or support units, and entries relating to the allocation of capital and to the purchase or sale of funds as needed. The capital allocated to the segment generates intersegment net interest income. Funds sold or purchased are distributed via the Company's funding center and are provided on a matched maturity basis. These intersegment entries are subsequently eliminated in consolidation.

     The only other significant intersegment eliminations relate to the production of residential real estate loans for the loans receivable portfolio and the Company's servicing of such loans. Residential real estate loans produced by the Mortgage Banking segment that are placed in the loans receivable portfolio are reflected in the Retail Banking segment with an imputed market gain or loss recognized by the Mortgage Banking segment. As a result, the impact of these transactions, and resultant ongoing adjustments from prior periods, must be reversed as an intersegment elimination. The Mortgage Banking segment also receives revenue for servicing residential real estate loans receivable and the Retail Banking segment is charged for this function as a reduction of its interest income.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table presents certain information regarding the Company's business segments at or for the year ended December 31 (in thousands):

                                                                                TOTAL
                          RETAIL      COMMERCIAL    MORTGAGE    INVESTMENT   REPORTABLE    RECONCILING
                          BANKING      BANKING      BANKING     PORTFOLIO     SEGMENTS      ITEMS(1)        TOTAL
                        -----------   ----------   ----------   ----------   -----------   -----------   -----------
2000:
For the year:
  Operating
    revenue(2)........  $   534,713   $ 143,189    $  475,027   $   54,651   $ 1,207,580    $(56,743)    $ 1,150,837
  Operating
    earnings(3).......      172,716      60,501        45,731       32,416       311,364     (37,636)        273,728
Assets at year-end....   11,152,347   5,331,977     4,730,444    3,799,801    25,014,569     673,259      25,687,828
1999:
For the year:
  Operating
    revenue(2)........      451,568     113,683       541,451       40,855     1,147,557     (30,329)      1,117,228
  Operating
    earnings(3).......      139,269      49,863        50,692       22,327       262,151     (18,211)        243,940
Assets at year-end....   10,902,442   4,588,273     3,362,991    4,440,909    23,294,615     626,710      23,921,325
1998:
For the year:
  Operating
    revenue(2)........      413,148      85,322       531,996       37,602     1,068,068     (57,854)      1,010,214
  Operating
    earnings(3).......      120,244      37,373        79,417       19,238       256,272     (39,191)        217,081
Assets at year-end....    9,833,981   2,852,929     5,464,037    3,790,691    21,941,638     379,212      22,320,850

---------------
(1) Reconciling items include intersegment eliminations, the most significant of which are described in the text above, and the Company's funding center, which includes external borrowings on behalf of the Company.

(2) Operating revenue reflects net interest income after provision for loan losses plus non-interest income.

(3) Segment operating earnings reflect tax-effected operating results.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The following table sets forth reconciliations of total consolidated operating revenue and operating earnings included in the preceding table to the Company's reported consolidated totals for the year ended December 31 (in thousands):

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Total consolidated operating revenue...........  $1,150,837    $1,117,228    $1,010,214
Operating earnings basis adjustments:
  Loss upon designation for sale of MBS under
     the MBS Sales Initiative..................     (87,441)           --            --
  Gain on sale of branch.......................          --            --         9,512
  Other, net...................................          --            --           537
                                                 ----------    ----------    ----------
          Total operating earnings basis
            adjustments........................     (87,441)           --        10,049
                                                 ----------    ----------    ----------
Total reported consolidated revenue............  $1,063,396    $1,117,228    $1,020,263
                                                 ==========    ==========    ==========
Total consolidated operating earnings..........  $  273,728    $  243,940    $  217,081
Operating earnings basis adjustments:
  Loss upon designation for sale of MBS under
     the MBS Sales Initiative..................     (87,441)           --            --
  Restructuring Charge.........................     (38,092)           --            --
  Other Special Charges........................     (61,212)           --            --
  Gain on sale of branch.......................          --            --         9,512
  Other, net...................................          --            --           537
  Income tax effect on above items.............      67,670            --        (3,717)
  Adjustment to conform internal tax expense to
     corporate tax expense.....................          --            --        17,730
  Extraordinary losses on early extinguishment
     of debt, net of tax benefits..............          --        (4,127)       (4,057)
                                                 ----------    ----------    ----------
          Total operating earnings basis
            adjustments........................    (119,075)       (4,127)       20,005
                                                 ----------    ----------    ----------
Total reported consolidated net income.........  $  154,653    $  239,813    $  237,086
                                                 ==========    ==========    ==========

     Additional information regarding the Company's business segments, including a description of the products and services from which each business segment derives its revenues, is disclosed in Item 1, "Business."

NOTE 24. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure, where practicable, of the fair value of on- and off-balance sheet financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at any one time the Company's entire holdings of a particular financial instrument. Because no active market exists for a certain portion of the Company's financial instruments, the fair value estimates for such financial instruments are based on judgments regarding, among other factors, future cash flows, future loss experience, current economic conditions and risk characteristics. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company has not included certain material

                      DIME BANCORP, INC. AND SUBSIDIARIES
items in its disclosure as such items, which the Company believes have significant value, are not considered financial instruments under SFAS No. 107.

     The following table sets forth the carrying values and estimated fair values of the Company's on-balance sheet financial instruments at December 31, 2000 and 1999. For purposes of this presentation, the estimated fair values of off-balance sheet derivative financial instruments used for interest rate risk-management purposes have not been considered in determining the estimated fair values of on-balance sheet financial instruments.

                                           2000                          1999
                                --------------------------    --------------------------
                                 CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                   VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                -----------    -----------    -----------    -----------
                                                     (IN THOUSANDS)
Financial assets:
  Cash and due from banks.....  $   421,685    $   421,685    $   414,289    $   414,289
  Money market investments....       13,626         13,626         18,166         18,166
  Securities available for
     sale.....................    2,851,043      2,851,043      3,849,676      3,849,676
  FHLBNY stock................      346,770        346,770        328,732        328,732
  Loans held for sale.........    2,804,767      2,851,580      1,733,667      1,720,278
  Loans receivable, net(1)....   15,939,937     16,090,676     14,933,642     14,690,751
  Accrued interest
     receivable...............      130,320        130,320        104,923        104,923
  Trading assets..............      121,599        121,599        177,021        177,021
Financial liabilities:
  Deposits....................   13,976,941     13,996,640     14,261,449     14,213,200
  Federal funds purchased and
     securities sold under
     agreements to
     repurchase...............    3,082,322      3,082,322      1,106,067      1,106,067
  Other short-term
     borrowings...............    4,545,199      4,545,199      5,321,838      5,321,607
  Trust Preferred
     Securities...............      152,243        146,082        152,219        151,109
  Other long-term debt........    1,722,623      1,738,834      1,165,868      1,152,107
  Accrued interest payable....       50,595         50,595         51,577         51,577

---------------
(1) Excludes the net book value of business lease financing receivables which are not considered financial instruments under SFAS No. 107.

     The following table sets forth the carrying values and estimated fair values of the derivative financial instruments used by the Company for interest rate risk-management purposes at December 31 (in thousands):

                                                    2000                      1999
                                           ----------------------    ----------------------
                                           CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                            VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                           --------    ----------    --------    ----------
Net interest income risk-management
  instruments............................  $(24,479)    $(66,057)    $13,935      $65,136
Mortgage servicing assets risk-management
  instruments............................    74,626       90,229      63,241         (704)
Loans held for sale and related loan
  commitment pipeline risk-management
  instruments............................        47      (29,607)        223       24,656

     The methodologies and assumptions used by the Company in estimating the fair values of its financial instruments are described below.

                      DIME BANCORP, INC. AND SUBSIDIARIES

     The carrying value of cash and money market investments was deemed to be a reasonable estimate of their fair value due to the short-term nature of these items and because they do not present significant credit concerns.

     The estimated fair value of securities available for sale and trading securities was determined by use of quoted market prices or dealer quotes.

     The fair value of FHLBNY stock was estimated to be its carrying value, which is indicative of its redemption price.

     The estimated fair value of loans held for sale was derived from quoted market prices, internal estimates and prices for similar instruments.

     The estimated fair values of loans receivable were calculated using an option-adjusted cash flow valuation methodology. The key assumptions used in the option-adjusted calculation were derived from quoted market prices, internal estimates and the pricing of similar instruments.

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

     The estimated fair value of the Company's outstanding residential real estate loan-related commitments was approximately $13 million at December 31, 2000 and was not material at December 31, 1999. The estimated fair values of such commitments were determined considering market prices and anticipated fall-out rates. The estimated fair values of all other commitments at December 31, 2000 and December 31, 1999 were not material.

NOTE 25. DIME BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Assets:
  Cash and cash equivalents:
     Cash and due from banks................................  $      661    $      733
     Interest-earning deposits in the Bank..................     306,287        25,266
                                                              ----------    ----------
          Total cash and cash equivalents...................     306,948        25,999
                                                              ----------    ----------
  Securities available for sale.............................      56,626        64,032
  Subordinated notes issued by the Bank held to maturity....     125,000       100,000
  Investment in the Bank....................................   2,041,682     1,832,688
  Investment in non-banking subsidiaries....................       5,037         5,075
  Other assets..............................................      10,187        58,336
                                                              ----------    ----------
Total assets................................................  $2,545,480    $2,086,130
                                                              ==========    ==========
Liabilities and stockholders' equity:
  Liabilities:
     Securities sold to the Bank under agreements to
      repurchase............................................  $   14,661    $       --
     Long-term senior notes.................................     592,470       348,322
     Series A Subordinated Debentures.......................     202,407       202,376
     Payables to the Bank...................................          --         6,389
     Other liabilities......................................      14,502        13,206
                                                              ----------    ----------
          Total liabilities.................................     824,040       570,293
                                                              ----------    ----------
     Stockholders' equity...................................   1,721,440     1,515,837
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $2,545,480    $2,086,130
                                                              ==========    ==========

                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Income:
  Dividends from the Bank..................................  $ 45,000    $ 90,000    $185,000
  Dividends from non-banking subsidiaries..................       577         577         577
  Interest income..........................................    21,516      12,960       6,546
  Other....................................................        15          --         230
                                                             --------    --------    --------
          Total income.....................................    67,108     103,537     192,353
                                                             --------    --------    --------
Expense:
  Interest expense.........................................    45,230      38,875      34,148
  Special charges..........................................    33,823          --          --
  Other....................................................     3,402       3,804       3,508
                                                             --------    --------    --------
          Total expense....................................    82,455      42,679      37,656
                                                             --------    --------    --------
(Loss) income before income tax benefit, equity in
  undistributed net income of subsidiaries and
  extraordinary items......................................   (15,347)     60,858     154,697
Income tax benefit.........................................    22,517      12,059      13,474
Equity in undistributed net income of subsidiaries.........   147,436     170,980      72,636
                                                             --------    --------    --------
Income before extraordinary items..........................   154,606     243,897     240,807
Extraordinary items -- losses on early extinguishment of
  debt, net of tax benefits of $2,555 (1999) and $785
  (1998)...................................................        --      (3,463)     (1,065)
                                                             --------    --------    --------
Net income.................................................  $154,606    $240,434    $239,742
                                                             ========    ========    ========

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income............................................  $ 154,606    $ 240,434    $ 239,742
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed net income of
       subsidiaries.....................................   (147,436)    (170,980)     (72,636)
     Securities gains...................................         --           --         (213)
     Losses on early extinguishment of debt.............         --        6,018        1,850
     Other, net.........................................     64,184      (10,575)       2,314
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     71,354       64,897      171,057
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of securities available for sale............         --      (10,962)    (103,111)
  Proceeds from sales of securities available for
     sale...............................................         --           --       70,573
  Proceeds from maturities of securities available for
     sale...............................................        408          145          292
  Purchases of subordinated notes issued by the Bank
     held to maturity...................................    (25,000)    (100,000)          --
  Principal payments on loans receivable................         --        1,825           --
  Net cash paid in acquisition..........................         --      (41,279)          --
                                                          ---------    ---------    ---------
          Net cash used by investing activities.........    (24,592)    (150,271)     (32,246)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in securities sold to the Bank
     under agreements to repurchase.....................     14,661      (17,370)      17,370
  Proceeds from issuance of short-term senior notes.....         --           --       99,818
  Repayments of short-term senior notes.................         --     (100,000)          --
  Proceeds from issuance of long-term senior notes......    248,857      347,445           --
  Repayments of long-term senior notes..................     (5,982)    (105,000)     (45,501)
  Proceeds from issuance of preferred stock and
     warrants...........................................    224,446           --           --
  Proceeds from net issuances of common stock...........      7,288        3,160       17,101
  Purchases of treasury stock...........................   (214,847)     (76,346)    (177,970)
  Cash dividends paid...................................    (37,314)     (25,626)     (21,550)
  Other.................................................     (2,922)          --           --
                                                          ---------    ---------    ---------
          Net cash provided (used) by financing
            activities..................................    234,187       26,263     (110,732)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....    280,949      (59,111)      28,079
Cash and cash equivalents at beginning of year..........     25,999       85,110       57,031
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $ 306,948    $  25,999    $  85,110
                                                          =========    =========    =========

NOTE 26. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              2000                                        1999
                            -----------------------------------------   -----------------------------------------
                             FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...........  $444,060   $444,183   $419,390   $394,007   $385,713   $358,754   $335,018   $339,613
Interest expense..........   288,301    287,413    263,241    239,339    231,859    209,511    195,128    204,115
                            --------   --------   --------   --------   --------   --------   --------   --------
  Net interest income.....   155,759    156,770    156,149    154,668    153,854    149,243    139,890    135,498
Provision for loan
  losses..................     7,000      7,000      7,000      7,000      7,000      7,000      7,500      8,000
Non-interest income(1)....   149,005     52,457    133,407    133,181    132,618    133,892    152,503    149,230
Non-interest expense(2)...   188,340    226,466    232,721    178,862    181,003    178,286    188,358    183,129
                            --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before
  income tax expense
  (benefit) and
  extraordinary items.....   109,424    (24,239)    49,835    101,987     98,469     97,849     96,535     93,599
Income tax expense
  (benefit)...............    37,948     (7,700)    15,392     36,714     36,138     36,025     35,718     34,631
                            --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before
  extraordinary items.....    71,476    (16,539)    34,443     65,273     62,331     61,824     60,817     58,968
Extraordinary items, net
  of tax benefits.........        --         --         --         --         --         --         --     (4,127)
                            --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss).........  $ 71,476   $(16,539)  $ 34,443   $ 65,273   $ 62,331   $ 61,824   $ 60,817   $ 54,841
                            ========   ========   ========   ========   ========   ========   ========   ========
Income (loss) applicable
  to common stockholders
  for:
  Basic earnings (loss)
    per common share:
    Income (loss) before
      extraordinary
      items...............  $ 70,115   $(17,500)  $ 34,443   $ 65,273   $ 62,331   $ 61,824   $ 60,817   $ 58,968
    Net income (loss).....    70,115    (17,500)    34,443     65,273     62,331     61,824     60,817     54,841
  Diluted earnings (loss)
    per common share:
    Income (loss) before
      extraordinary
      items...............    71,476    (17,500)    34,443     65,273     62,331     61,824     60,817     58,968
    Net income (loss).....    71,476    (17,500)    34,443     65,273     62,331     61,824     60,817     54,841
Per common share:
  Basic earnings (loss):
    Income (loss) before
      extraordinary
      items...............  $   0.65   $  (0.16)  $   0.31   $   0.59   $   0.56   $   0.55   $   0.54   $   0.53
    Net income (loss).....      0.65      (0.16)      0.31       0.59       0.56       0.55       0.54       0.49
  Diluted earnings (loss):
    Income (loss) before
      extraordinary
      items...............      0.58      (0.16)      0.31       0.59       0.56       0.55       0.54       0.52
    Net income (loss).....      0.58      (0.16)      0.31       0.59       0.56       0.55       0.54       0.49
  Cash dividends
    declared..............      0.10       0.08       0.08       0.06       0.06       0.06       0.06       0.05
Weighted average common
  shares outstanding:
  Basic...................   107,092    109,323    110,293    110,537    110,440    112,046    111,958    110,976
  Diluted.................   123,649    109,323    111,439    111,229    111,332    113,127    113,239    112,439

---------------
(1) Non-interest income for the third quarter of 2000 was reduced by $87.4 million as a result of an other than temporary impairment in value loss on MBS designated for sale in connection with the MBS Sales Initiative. For further information regarding the MBS Sales Initiative, see Note 3.

(2) Non-interest expense for the second, third and fourth quarters of 2000 included restructuring and other special charges of $54.3 million, $43.5 million and $1.5 million, respectively. For further information regarding these charges, see Note 17.