Form 10-K405/A
period 2000-12-31
DIME BANCORP INC
filed 2001-04-10
CIK 919568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     The aggregate market value of the shares of registrant's common stock held by non-affiliates (assuming, solely for purposes of this Form, that all directors are affiliates) was $2,966,752,522 as of February 28, 2001 (based on the closing New York Stock Exchange price on such date). As of February 28, 2001, the registrant had 115,414,751 shares of common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DIME BANCORP, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................     13
Item 3.   Legal Proceedings...........................................     13
Item 4.   Submission of Matters to a Vote of Security Holders.........     16

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     16
Item 6.   Selected Financial Data.....................................     17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     47
Item 8.   Financial Statements and Supplementary Data.................     48
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     48

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     48
Item 11.  Executive Compensation......................................     51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     72
Item 13.  Certain Relationships and Related Transactions..............     74

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     75

SIGNATURES............................................................     76

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

Plan would continue to be fully deductible). After carefully reviewing this situation, and the possible alternatives, the Compensation Committee determined that in light of these unusual circumstances it would suspend the operation of its Section 162(m) policy for the balance of the year 2000, with such policy to be re-implemented for 2001. The net cost to the Company for 2000 of the loss of tax deductions with respect to compensation that exceeded the limits of Section 162(m) of the Internal Revenue Code was approximately $2.3 million.

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

(a)(3) EXHIBITS

EXHIBIT
NUMBER                    IDENTIFICATION OF EXHIBIT
-------                   -------------------------
23       Consent of KPMG LLP.

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

                                          DIME BANCORP, INC.

                                          By:     /s/ LAWRENCE J. TOAL
                                            ------------------------------------
                                                      Lawrence J. Toal
                                             Chief Executive Officer, President
                                                and Chief Operating Officer

Date: April 10, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below on April 10, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

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