Form 10-Q
period 2001-03-31
DIME BANCORP INC
filed 2001-05-15
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of April 30, 2001, the registrant had 114,869,941 shares of common stock, $0.01 par value, outstanding.

                               DIME BANCORP, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of March 31, 2001 and                                3
                    December 31, 2000

                Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000                   4

                Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended
                    March 31, 2001 and 2000                                                                            5

                Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001                        6
                    and 2000

                Notes to Consolidated Financial Statements                                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                   23

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            23

Item 6.  Exhibits and Reports on Form 8-K                                                                             24

SIGNATURES                                                                                                            25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                  MARCH 31,        DECEMBER 31,
                                                                                                    2001               2000
                                                                                                    ----               ----
 ASSETS
 Cash and due from banks                                                                         $ 414,918          $ 421,685
 Money market investments                                                                           68,688             13,626
 Securities available for sale ($1,679,241 and $1,975,884 pledged as collateral
     at March 31, 2001 and December 31, 2000, respectively)                                      2,331,806          2,851,043
 Federal Home Loan Bank of New York stock                                                          364,345            346,770
 Loans held for sale                                                                             4,747,676          2,804,767
 Loans receivable, net:
     Residential real estate loans                                                               7,886,309          7,916,035
     Commercial real estate loans                                                                4,280,231          4,152,874
     Consumer loans                                                                              3,042,698          3,050,377
     Business loans                                                                              1,108,569          1,167,878
                                                                                                ----------         ----------
         Total loans receivable                                                                 16,317,807         16,287,164
     Allowance for loan losses                                                                    (147,210)          (144,362)
                                                                                                ----------         ----------
         Total loans receivable, net                                                            16,170,597         16,142,802
                                                                                                ----------         ----------
 Premises and equipment, net                                                                       186,589            187,746
 Mortgage servicing assets, net                                                                    852,703          1,021,861
 Goodwill                                                                                          495,010            503,320
 Other assets                                                                                    1,417,709          1,394,208
                                                                                                ----------         ----------
 Total assets                                                                                  $27,050,041        $25,687,828
                                                                                                ==========         ==========

 LIABILITIES
 Deposits                                                                                      $14,593,669        $13,976,941
 Federal funds purchased and securities sold under agreements to repurchase                      3,063,255          3,082,322
 Other short-term borrowings                                                                     4,831,562          4,545,199
 Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s junior
     subordinated deferrable interest debentures                                                   152,249            152,243
 Other long-term debt                                                                            1,923,704          1,722,623
 Other liabilities                                                                                 767,509            483,661
                                                                                                ----------         ----------
         Total liabilities                                                                      25,331,948         23,962,989
                                                                                                ----------         ----------

 STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value (40,000,000 shares authorized; none issued)                           --                 --
 Common stock, $0.01 par value (350,000,000 shares authorized;
     120,252,459 shares issued at March 31, 2001 and December 31, 2000)                              1,203              1,203
 Additional paid-in capital                                                                      1,155,348          1,153,376
 Warrants                                                                                           46,722             46,722
 Retained earnings                                                                                 703,640            643,838
 Treasury stock, at cost (5,697,974 shares at March 31, 2001 and 3,401,666
     shares at December 31, 2000)                                                                 (161,788)          (87,225)
 Accumulated other comprehensive loss                                                              (20,787)          (30,191)
 Unearned compensation                                                                              (6,245)           (2,884)
                                                                                                ----------         ----------
         Total stockholders' equity                                                              1,718,093          1,724,839
                                                                                                ----------         ----------
 Total liabilities and stockholders' equity                                                    $27,050,041        $25,687,828
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

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                        FOR THE
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                        ---------
                                                                                                   2001           2000
                                                                                                   ----           ----
INTEREST INCOME
Loans held for sale                                                                              $60,867        $26,957
Residential real estate loans receivable                                                         143,578        145,505
Commercial real estate loans receivable                                                           79,357         69,161
Consumer loans receivable                                                                         62,214         53,059
Business loans receivable                                                                         24,216         22,862
Securities available for sale                                                                     48,224         67,702
Other interest-earning assets                                                                      9,016          8,761
                                                                                                 -------        -------
        Total interest income                                                                    427,472        394,007
                                                                                                 -------        -------

INTEREST EXPENSE
Deposits                                                                                         135,048        130,476
Borrowed funds                                                                                   134,057        108,863
                                                                                                 -------        -------
        Total interest expense                                                                   269,105        239,339
                                                                                                 -------        -------
        Net interest income                                                                      158,367        154,668
Provision for loan losses                                                                         17,000          7,000
                                                                                                 -------        -------
        Net interest income after provision for loan losses                                      141,367        147,668
                                                                                                 -------        -------

NON-INTEREST INCOME
Loan servicing and production fees                                                                82,168         66,844
Banking service fees                                                                              15,854         15,521
Securities and insurance brokerage fees                                                           10,707         10,533
Net gains on sales and related activities                                                        100,478         36,639
Other                                                                                              3,804          3,644
                                                                                                 -------        -------
        Total non-interest income                                                                213,011        133,181
                                                                                                 -------        -------

NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                                                            81,139         75,617
    Occupancy and equipment                                                                       27,681         28,114
    Other                                                                                         34,076         37,553
                                                                                                 -------        -------
        Total general and administrative expense                                                 142,896        141,284
Amortization and valuation adjustments of mortgage servicing assets and related
    hedging activities                                                                            62,646         29,232
Amortization of goodwill                                                                           8,310          8,346
                                                                                                 -------        -------
        Total non-interest expense                                                               213,852        178,862
                                                                                                 -------        -------
Income before income tax expense and cumulative effect of a change in accounting principle       140,526        101,987
Income tax expense                                                                                48,481         36,714
                                                                                                 -------        -------
Income before cumulative effect of a change in accounting principle                               92,045         65,273
Cumulative effect of a change in accounting principle, net of tax benefit of $7,815              (10,521)           --
                                                                                                 -------        -------
Net income                                                                                       $81,524        $65,273
                                                                                                 =======        =======

PER COMMON SHARE
Basic earnings:
    Income before cumulative effect of a change in accounting principle                           $ 0.80        $  0.59
    Cumulative effect of a change in accounting principle                                          (0.09)           --
                                                                                                 -------        -------
    Net income                                                                                    $ 0.71        $  0.59
                                                                                                 =======        =======
Diluted earnings:
    Income before cumulative effect of a change in accounting principle                           $ 0.76        $  0.59
    Cumulative effect of a change in accounting principle                                          (0.09)           --
                                                                                                 -------        -------
    Net income                                                                                    $ 0.67        $  0.59
                                                                                                 =======        =======
Cash dividends declared                                                                           $ 0.10        $  0.06

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                FOR THE THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                          ---------
                                                                                                     2001             2000
                                                                                                     ----             ----
COMMON STOCK
Balance at beginning of period                                                                    $  1,203         $  1,203
                                                                                                 ---------        ---------
    Balance at end of period                                                                         1,203            1,203
                                                                                                 ---------        ---------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                                   1,153,376        1,166,530
Tax benefit associated with stock-based compensation plans                                           2,476               13
Cost of issuing Litigation Tracking Warrants (TM)                                                     (504)              --
                                                                                                 ---------        ---------
    Balance at end of period                                                                     1,155,348        1,166,543
                                                                                                 ---------        ---------

WARRANTS
Balance at beginning of period                                                                      46,722               --
                                                                                                 ---------        ---------
    Balance at end of period                                                                        46,722               --
                                                                                                 ---------        ---------

RETAINED EARNINGS
Balance at beginning of period                                                                     643,838          670,343
Net income                                                                                          81,524           65,273
Cash dividends declared on common stock                                                            (11,582)          (6,654)
Net issuance of treasury stock under stock-based compensation plans                                (10,140)          (2,947)
                                                                                                 ---------        ---------
    Balance at end of period                                                                       703,640          726,015
                                                                                                 ---------        ---------

TREASURY STOCK, AT COST
Balance at beginning of period                                                                     (87,225)        (230,035)
Purchase of treasury stock                                                                        (104,153)              --
Net issuance of treasury stock under stock-based compensation plans                                 29,590           14,033
                                                                                                 ---------        ---------
    Balance at end of period                                                                      (161,788)        (216,002)
                                                                                                 ---------        ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                                                                     (30,191)         (87,257)
Other comprehensive income (loss)                                                                    9,404           (2,609)
                                                                                                 ---------        ---------
    Balance at end of period                                                                       (20,787)         (89,866)
                                                                                                 ---------        ---------

UNEARNED COMPENSATION
Balance at beginning of period                                                                      (2,884)          (4,679)
Issuance of restricted stock                                                                        (4,286)         (11,007)
Amortization of unearned compensation                                                                  925            1,199
                                                                                                 ---------        ---------
    Balance at end of period                                                                        (6,245)         (14,487)
                                                                                                 ---------        ---------

Total stockholders' equity                                                                      $1,718,093       $1,573,406
                                                                                                 =========        =========

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
                                                                                 2001            2000
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $    81,524     $    65,273
Adjustments to reconcile net income to net cash (used) provided by operating activities:
        Depreciation, amortization and accretion, net                           61,429          50,705
        Mortgage servicing assets valuation adjustments                         37,931              --
        Provision for deferred income tax expense                               21,429          16,589
        Provision for loan losses                                               17,000           7,000
        Net securities gains                                                    (2,150)           (284)
        Net (increase) decrease in loans held for sale                      (1,893,850)        229,103
        Other, net                                                             187,816        (111,223)
                                                                           -----------     -----------
            Net cash (used) provided by operating activities                (1,488,871)        257,163
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                           763,654         161,086
Proceeds from maturities of securities available for sale                       95,680         155,129
Purchases of securities available for sale                                     (79,409)       (318,918)
Purchase of Federal Home Loan Bank of New York stock                           (17,575)             --
Loans receivable originated and purchased, net of principal payments          (210,373)       (423,536)
Proceeds from sales of loans                                                     2,822          14,649
Proceeds from sales of other real estate owned                                   6,259           6,804
Net purchases of premises and equipment                                         (6,939)         (9,225)
                                                                           -----------     -----------
            Net cash provided (used) by investing activities                   554,119        (414,011)
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                       615,952         144,179
Net increase (decrease) in borrowings with original maturities of three
    months or less                                                             217,366          (6,603)
Proceeds from other borrowings                                                 450,000              --
Repayments of other borrowings                                                (199,196)        (60,253)
Purchases of treasury stock                                                   (104,153)             --
Proceeds from issuances of treasury stock                                       15,164              79
Cash dividends paid                                                            (11,582)         (6,654)
Other                                                                             (504)             --
                                                                           -----------     -----------
            Net cash provided by financing activities                          983,047          70,748
                                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents                            48,295         (86,100)
Cash and cash equivalents at beginning of period                               435,311         432,455
                                                                           -----------     -----------
Cash and cash equivalents at end of period                                 $   483,606     $   346,355
                                                                           ===========     ===========

Supplemental cash flow information:
    Interest payments on deposits and borrowed funds                       $   266,794     $   244,331
    Income tax (refunds) payments, net                                         (19,055)          6,273
Supplemental non-cash investing information:
    Securitization of loans receivable                                         201,829          35,954

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements as of the dates, or for the periods, indicated. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "2000 10-K"). The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under this standard, the Company recognizes all derivative instruments as either assets or liabilities in its consolidated statements of financial condition and measures those instruments at fair value. Changes in the fair values of derivatives are reported in the Company's results of operations or other comprehensive income or loss depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

         As required under SFAS No. 133, when the Company elects to apply hedge accounting, it establishes, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge (the amount by which hedge gains or losses do not entirely offset corresponding losses or gains on the hedged item). For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair values of the derivative instruments are generally offset in the Company's results of operations by changes in the fair values of the risks being hedged. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to variable rate assets, liabilities or forecasted transactions, changes in the fair values of the derivative instruments are reported in other comprehensive income or loss along with changes in the fair values of the risks being hedged. The gains and losses on derivative instruments that are reported in other comprehensive income or loss are reflected in the results of operations in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged items. The ineffective portion of all hedges is recognized in current period results of operations. To assist companies in understanding and implementing this complex accounting standard, the Financial Accounting Standards Board established the Derivatives Implementation Group, which has played an active role in addressing key implementation and interpretation issues, some of which remain outstanding at the time of this filing.

         Upon adoption of SFAS No. 133, the Company recorded a transition adjustment, which resulted in an after-tax reduction in net income of $10.5 million. This transition adjustment was reflected in the Company's results of operations for the first quarter of 2001 as the cumulative effect of a change in accounting principle.

         As further described below, the Company uses a variety of derivative instruments in connection with its overall interest rate risk management strategy. The adoption of SFAS No. 133 may cause volatility in the Company's earnings, comprehensive income and stockholders' equity as compared with prior periods.

         The Company uses various derivative instruments as hedges against the risk that fluctuations in interest rates will cause unfavorable changes in the fair value of certain of its securities available for sale, loans receivable, deposits and borrowed funds. At March 31, 2001, related derivatives accounted for as fair value hedges included pay fixed/receive variable interest rate swaps, forward starting pay variable/receive fixed interest rate swaps, interest rate caps and interest rate cap corridors, and related derivatives accounted for as cash flow hedges included pay fixed/receive variable interest rate swaps. In addition, the Company hedges the interest rate risk associated with sales of loans into the secondary market. Adverse market interest rate changes between the time an interest rate-lock commitment is granted to a customer and the time the loan is sold to an investor can erode the fair value of that loan. Therefore, the Company enters into forward sales transactions and purchases options to hedge its loans held for sale. These hedges are accounted for as fair value hedges. The interest rate-locked committed pipeline, to the extent projected to be closed and sold in the secondary market, as well as the related forward loan sales contracts, are considered derivatives under SFAS No. 133; however, such derivatives do not qualify for hedge accounting and are recorded at estimated fair value. For hedges of interest-earning assets and interest-bearing liabilities, net losses of $0.4 million were reflected in "Net gains on sales and related activities" for the three months ended March 31, 2001, representing the sum of (i) changes in the fair value of purchased option-based derivative instruments related to time value (which are excluded from the assessment of hedge effectiveness) and
(ii) the ineffective portion of the hedges.

         The Company also uses various derivative instruments as fair value hedges in order to protect against the adverse impact on the fair value of the Company's mortgage servicing assets of declines in long-term interest rates and the consequent increase in mortgage loan prepayment rates. At March 31, 2001, these instruments included pay variable/receive fixed interest rate swaps, forward purchases of mortgage-backed securities ("MBS"), pay fixed/receive variable interest rate swaps (which are used to hedge certain risks in the forward purchases of MBS), interest rate swaptions, interest rate floors and interest rate flooridors. Included as a component of "Amortization and valuation adjustments of mortgage servicing assets and related hedging activities" for the three months ended March 31, 2001 were net gains of $21.6 million, representing the sum of (i) changes in the fair value of purchased option-based derivative instruments related to time value (which are excluded from the assessment of hedge effectiveness) and (ii) the ineffective portion of the hedges, as well as net gains of $1.5 million resulting from net accruals and cash payments associated with the derivative instruments.

NOTE 3 -- RESTRUCTURING LIABILITY

         In September 2000, the Company announced a series of actions intended to reduce annual expenses by approximately $50 million (the "Expense Reduction Initiative"). At that time, the Company established a restructuring liability of $38.1 million, of which $16.4 million related to personnel costs, $20.4 million related to facilities costs and $1.3 million represented goodwill impairment. The restructuring liability was reduced from $18.2 million at December 31, 2000 to $13.6 million at March 31, 2001 as a result of cash payments, including $3.1 million for personnel costs and $1.5 million for facilities costs.

         The majority of the actions necessary to achieve the expense reductions were completed by March 31, 2001. These actions included, but were not limited to, a reduction in the employee complement through both terminations and attrition, the consolidation of selected operational functions and the consolidation or disposal of certain facilities. The component of the restructuring liability associated with personnel costs consisted of severance payments and related benefits and outplacement services for the approximately 330 employees to be terminated. As of March 31, 2001, approximately 260 employee terminations had been effected.

NOTE 4 -- EARNINGS PER COMMON SHARE

         The following table sets forth information used to calculate basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

                                                                                                         FOR THE
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                        ---------
                                                                                                   2001           2000
                                                                                                   ----           ----
Income before cumulative effect of a change in accounting principle                              $ 92,045        $65,273
Cumulative effect of a change in accounting principle                                             (10,521)            --
                                                                                                 --------        -------
Net income                                                                                       $ 81,524        $65,273
                                                                                                 ========        =======
Weighted average basic common shares outstanding                                                  115,629        110,537
Effects of dilutive securities:
    Common stock options and restricted common stock                                                2,138            692
    Warrants to purchase Series C and Series D preferred stock                                      3,626             --
                                                                                                 --------        -------
Weighted average diluted common shares outstanding                                                121,393        111,229
                                                                                                 ========        =======
Basic earnings per common share:
    Income before cumulative effect of a change in accounting principle                           $  0.80        $  0.59
    Cumulative effect of a change in accounting principle                                           (0.09)            --
                                                                                                 --------        -------
    Net income                                                                                    $  0.71        $  0.59
                                                                                                 ========        =======
Diluted earnings per common share:
    Income before cumulative effect of a change in accounting principle                           $  0.76        $  0.59
    Cumulative effect of a change in accounting principle                                           (0.09)            --
                                                                                                 --------        -------
    Net income                                                                                    $  0.67        $  0.59
                                                                                                 ========        =======

         At March 31, 2001 and 2000, there were outstanding options to purchase 696,408 shares of the Holding Company's common stock at exercise prices between $29.81 and $31.06 and 5,322,390 shares of the Holding Company's common stock at exercise prices between $14.50 and $31.06, respectively, that were not included in the computation of diluted earnings per common share for the three months ended March 31, 2001 and 2000, respectively, because such options were antidilutive.

NOTE 5 -- COMPREHENSIVE INCOME

         The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                                              FOR THE
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                        2001           2000
                                                        ----           ----
Net income                                           $81,524          $65,273
Other comprehensive income (loss)                      9,404           (2,609)
                                                     -------          -------
Comprehensive income                                 $90,928          $62,664
                                                     =======          =======

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

RESULTS OF OPERATIONS

         General

         The Company reported net income of $81.5 million for the quarter ended March 31, 2001, up 24.9% from $65.3 million for the first quarter of 2000. Diluted earnings per common share were $0.67 for the first quarter of 2001, an increase of 13.6% from $0.59 for the same quarter one year ago. Net income and diluted earnings per common share for the first quarter of 2001 were reduced by $10.5 million, net of related tax benefit, and $0.09, respectively, as a result of the cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's annualized returns on average stockholders' equity and average assets for the first three months of 2001 were 18.84% and 1.28%, respectively, as compared with 17.04% and 1.11%, respectively, for the first three months of 2000.

         The Company achieved this growth in net income for the first quarter of 2001, as compared with the first quarter of 2000, substantially as a result of strong residential real estate loan production resulting from the relatively lower interest rate environment and related sales activities and the impact of the Expense Reduction Initiative.

         Net Interest Income

         Net interest income on a taxable equivalent basis amounted to $158.9 million for the quarter ended March 31, 2001, compared with $154.9 million for the comparable quarter of 2000. This increase reflects growth in average interest-earning assets of $1.6 billion, or 7.7%, partially offset by a decline in the net interest margin. The net interest margin for the 2001 first quarter was 2.78%, versus 2.96% in the 2000 first quarter. The Company's interest rate spread was 2.89% and 3.07% in the first quarter of 2001 and 2000, respectively. The 2001 first quarter net interest margin and spread benefited, versus the 2000 first quarter, from increased levels of non-residential loans receivable (which consist of commercial real estate, consumer and business loans and generally have higher yields than the Company's residential real estate loans) and a lower level of MBS (which generally yield below that recognized in the loan portfolio). These benefits, however, were more than offset by, among other factors: (i) a higher level of loans held for sale, reflecting substantially higher residential real estate loan production, largely funded by borrowings;
(ii) the normal lag associated with time deposit repricing during a period of declining interest rates; and (iii) strategic deposit pricing actions during the first quarter of 2001.

         The yield on average interest-earning assets was 7.59% for the first quarter of 2001, up from 7.51% in the first quarter of 2000. The yield for the first quarter of 2001 benefited from the continuation of the Company's strategy to increase the aggregate percentage of its non-residential loans receivable to total loans receivable and the significantly lower level of MBS. However, such benefits were limited by the effects of a declining interest rate environment during the first three months of 2001. The average balance of non-residential real estate loans rose $1.2 billion, or 17.1%, for the first quarter of 2001, as compared with the same period one-year ago. At $8.3 billion, such loans represented 51.2% of total average loans receivable for the first quarter of 2001, up from $7.1 billion, or 46.5%, for the first quarter of 2000.

         The cost of average interest-bearing liabilities rose to 4.70% for the first quarter of 2001 from 4.44% for the same period of 2000, primarily reflective of a significantly higher level of borrowed funds, which was necessitated to fund the higher level of residential real estate loan production, and higher deposit costs, notably time deposits. The increase in deposit costs was limited somewhat by the Company's ongoing strategy to grow its core deposits. The Company's core deposits consist of demand, savings and money market deposits and are generally less costly than the Company's time deposits and borrowed funds. Average core deposits for the first quarter of 2001 were $7.9 billion, or 55.8% of average total deposits, up from $7.7 billion, or 53.8%, for the first quarter of 2000.

         The following table sets forth, for the periods indicated, the Company's consolidated statement of average financial condition, net interest income, interest rate spread and net interest margin. The information in this table is presented on a tax-equivalent basis assuming a federal income tax rate of 35% and applicable state and local income tax rates. Non-accrual loans are included in average balances in the table below.

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------------------------------
                                                                         2001                                     2000
                                                          --------------------------------         --------------------------------
                                                                                   AVERAGE                                  AVERAGE
                                                          AVERAGE                   YIELD/         AVERAGE                  YIELD/
                                                          BALANCE       INTEREST     COST          BALANCE      INTEREST     COST
                                                          -------       --------     ----          -------      --------     ----
                                                                                  (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
      Loans held for sale                                  $3,177,268     $60,867      7.74%       $1,324,593     $26,957     8.17%
      Loans receivable:
          Residential real estate                           7,955,884     143,578      7.22         8,196,136     145,505     7.10
          Commercial real estate                            4,151,366      79,357      7.67         3,516,274      69,161     7.87
          Consumer                                          3,052,144      62,214      8.22         2,536,935      53,059     8.39
          Business                                          1,135,153      24,216      8.63         1,065,954      22,862     8.60
                                                           ----------     -------                  ----------     -------
                  Total loans receivable                   16,294,547     309,365      7.62        15,315,299     290,587     7.60
                                                           ----------     -------                  ----------     -------
      Securities available for sale:
          MBS                                               2,209,094      40,157      7.27         3,466,532      60,681     7.00
          Other                                               455,237       8,593      7.55           391,674       7,224     7.38
                                                           ----------     -------                  ----------     -------
                  Total securities available for sale       2,664,331      48,750      7.32         3,858,206      67,905     7.04
                                                           ----------     -------                  ----------     -------
      Other interest-earning assets                           496,416       9,016      7.34           515,502       8,761     6.82
                                                           ----------     -------                  ----------     -------
                  Total interest-earning assets            22,632,562     427,998      7.59        21,013,600     394,210     7.51
                                                           ----------     -------                  ----------     -------
  Other assets                                              2,941,275                               2,462,560
                                                           ----------                              ----------
  Total assets                                            $25,573,837                             $23,476,160
                                                           ==========                              ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      Deposits:
          Core:
              Demand                                       $2,438,919       2,090      0.35       $ 2,024,915       1,768     0.35
              Savings                                       2,233,474      11,887      2.16         2,371,125      12,916     2.19
              Money market                                  3,236,423      33,627      4.21         3,254,423      32,940     4.07
                                                           ----------     -------                  ----------     -------
                  Total core                                7,908,816      47,604      2.44         7,650,463      47,624     2.50
                                                           ----------     -------                  ----------     -------
          Time                                              6,253,312      87,444      5.67         6,580,779      82,852     5.06
                                                           ----------     -------                  ----------     -------
                  Total deposits                           14,162,128     135,048      3.87        14,231,242     130,476     3.69
                                                           ----------     -------                  ----------     -------
      Borrowed funds:
          Federal funds purchased and securities sold
              under agreements to repurchase                3,247,117      46,007      5.75         3,355,987      48,881     5.76
          Other short-term borrowings                       3,682,721      51,726      5.70         2,633,645      37,565     5.64
          Long-term debt                                    2,109,453      36,324      6.94         1,315,485      22,417     6.78
                                                           ----------     -------                  ----------     -------
                  Total borrowed funds                      9,039,291     134,057      6.00         7,305,117     108,863     5.90
                                                           ----------     -------                  ----------     -------
                  Total interest-bearing liabilities       23,201,419     269,105      4.70        21,536,359     239,339     4.44
                                                           ----------     -------                  ----------     -------
  Other liabilities                                           641,433                                 407,368
  Stockholders' equity                                      1,730,985                               1,532,433
                                                           ----------                              ----------
  Total liabilities and stockholders' equity              $25,573,837                             $23,476,160
                                                           ==========                              ----------
  Net interest income                                                    $158,893                                $154,871
                                                                          =======                                 =======
  Interest rate spread                                                                 2.89                                   3.07
  Net interest margin                                                                  2.78                                   2.96

         The following table sets forth the changes in interest income on a taxable-equivalent basis and interest expense and the amounts attributable to changes in average balances (volume) and average interest rates (rate). The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                     FOR THE THREE MONTHS ENDED
                                                                     MARCH 31, 2001 VERSUS 2000
                                                               ------------------------------------
                                                                        INCREASE (DECREASE)
                                                               ------------------------------------
                                                               DUE TO         DUE TO
                                                               VOLUME          RATE           TOTAL
                                                               ------          ----           -----
                                                                            (IN THOUSANDS)
                Interest income:
                    Loans held for sale                         $ 35,581        $(1,671)       $ 33,910
                    Loans receivable                              18,592            186          18,778
                    Securities available for sale                (21,750)         2,595         (19,155)
                    Other interest-earning assets                   (332)           587             255
                                                                --------        -------         -------
                        Total interest income                     32,091          1,697          33,788
                                                                --------        -------         -------
                Interest expense:
                    Deposits                                        (636)         5,208           4,572
                    Borrowed funds                                25,721           (527)         25,194
                                                                --------        -------         -------
                        Total interest expense                    25,085          4,681          29,766
                                                                --------        -------         -------
                Net interest income                              $ 7,006        $(2,984)        $ 4,022
                                                                ========        =======         =======

         Provision for Loan Losses

         The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses, amounted to $17.0 million for the first quarter of 2001, an increase from $7.0 million in the comparable prior year quarter. The increase was consistent with the Company's intent to migrate its allowance for loan losses to a level commensurate with its changing loan portfolio mix, as further discussed in "Management of Credit Risk."

         Non-Interest Income

         The Company's non-interest income was $213.0 million for the quarter ended March 31, 2001, up 59.9% from $133.2 million for the comparable quarter of 2000. This increase resulted largely from growth in net gains on sales and related activities, due in part to the adoption of SFAS No. 133. For the first quarter of 2001, non-interest income represented 57.4% of total revenue (net interest income plus non-interest income), as compared with 46.3% for the first quarter of 2000.

         Loan servicing and production fees amounted to $82.2 million for the three-month period ended March 31, 2001, an increase of $15.3 million from the same period one year ago. The higher level of such fees was primarily attributable to an increase of $12.6 million in loan production fees to $25.7 million, reflective of growth in residential real estate loan production to $9.5 billion for the first quarter of 2001 from $3.3 billion for the first quarter of 2000 resulting primarily from significantly higher levels of refinance activity and, to a lesser extent, higher levels of originations of loans for home purchases.

         At March 31, 2001, the Company's portfolio of mortgage loans serviced for others (excluding loans being subserviced by the Company) amounted to $40.9 billion, down $131.7 million from December 31, 2000, but up $2.3 billion from one year earlier. This portfolio consists substantially of residential real estate loans, the underlying weighted average note rates of which were 7.38%, 7.40% and 7.27% at March 31, 2001, December 31, 2000 and March 31, 2000,
respectively. In connection with sales of mortgage loan servicing rights, the Company was subservicing $4.1 billion of loans at March 31, 2001, as compared with $3.1 billion and $1.4 billion at December 31, 2000 and March 31, 2000, respectively. The Company currently sells the majority of the mortgage servicing rights associated with its newly originated residential real estate loan production under contractual flow sale arrangements. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the servicing rights.

         Net gains on sales and related activities amounted to $100.5 million for the three months ended March 31, 2001, up $63.8 million from the first quarter of 2000, largely reflecting growth in loan sales, coupled with the impact of the adoption of SFAS No. 133. Under this new accounting rule, gains resulting from the production and sale of loans into the secondary market are recorded at the time value is created during the residential mortgage origination process. Under prior guidelines, the value of loans originated for sale was recognized only upon actual sale. Approximately $29.5 million of net gains recorded during the first quarter of 2001 would have been recorded during the fourth quarter of 2000 had SFAS No. 133 been in effect at that time.

         Non-Interest Expense

         Non-interest expense amounted to $213.9 million for the quarter ended March 31, 2001, up $35.0 million, or 19.6%, from the comparable quarter of 2000. This increase was substantially attributable to higher amortization and valuation adjustments of mortgage servicing assets and related hedging activities.

         General and administrative expense, at $142.9 million for the first quarter of 2001, was relatively flat as compared with $141.3 million during the same quarter one year ago, as increased mortgage banking-related expenses associated with higher residential real estate loan production served to offset the favorable effects of the Expense Reduction Initiative.

         Amortization and valuation adjustments of mortgage servicing assets and related hedging activities amounted to $62.6 million for the first quarter of 2001, as compared with $29.2 million for the first quarter of 2000. This increase occurred largely due to higher amortization resulting from sharp increases in prepayment activity of the loans underlying the mortgage servicing assets portfolio in response to the declining mortgage interest rate environment during the first quarter of 2001. In addition, included in the 2001 first quarter is a charge of $37.9 million as a valuation allowance against the mortgage servicing assets, the impact of which was partially offset by net gains of $23.1 million associated with related hedging activities.

         Income Tax Expense

         Income tax expense increased to $48.5 million for the first quarter of 2001 from $36.7 million for the first quarter of 2000. This increase was due to growth in pre-tax income, the effect of which was partially offset by a reduction in the Company's effective income tax rate to 34.5% for the three-month period ended March 31, 2001 from 36.0% for the year-earlier period.

BUSINESS SEGMENTS

         For purposes of its disclosures in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has four reportable segments: Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio. The Company measures the performance of each business segment on the basis of operating earnings (which represent net income adjusted for the effects of certain non-recurring or unusual items) utilizing an internal profitability reporting system. The Company believes that operating earnings basis information, when taken in conjunction with reported results, can be useful in evaluating performance on a comparable basis, although operating earnings is not currently a required basis for reporting financial results under generally accepted accounting principles.

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

         The following table sets forth certain information regarding the Company's business segments (dollars in thousands):

                                                                                         TOTAL
                                  RETAIL       COMMERCIAL   MORTGAGE      INVESTMENT   REPORTABLE   RECONCILING
                                  BANKING       BANKING     BANKING       PORTFOLIO     SEGMENTS        ITEMS      TOTAL
                                  -------       -------     -------       ---------     --------        -----      -----
For the three months ended
 March 31, 2001:

    Operating revenue (1)      $   132,914  $    35,768  $   204,689  $    14,016  $   387,387  $   (33,009)  $   354,378
    Operating earnings (2)          46,887       14,505       42,723        8,456      112,571      (20,526)       92,045
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments           41.6%        12.9%       38.0%          7.5%      100.0%


For the three months ended
 March 31, 2000:
    Operating revenue (1)      $   127,682  $    35,736  $   107,690  $    13,259  $   284,367  $    (3,518)  $   280,849
    Operating earnings (2)          38,720       15,344        6,269        7,953       68,286       (3,013)       65,273
    Percentage of segment
        operating earnings to
        total operating
        earnings of
        reportable segments           56.7%         22.5%        9.2%        11.6%      100.0%

Assets at:
    March 31, 2001             $10,976,104  $ 5,334,185  $ 6,969,443  $ 3,047,816  $26,327,548  $   722,493   $27,050,041
    March 31, 2000              10,967,373    4,778,005    3,298,007    4,451,618   23,495,003      684,927    24,179,930

-------

(1) Operating revenue reflects net interest income after provision for loan losses plus non-interest income.

(2) Operating earnings for the three months ended March 31, 2001 exclude the $10.5 million after-tax charge for the cumulative effect of a change in accounting principle. There were no operating earnings adjustments during the first quarter of 2000.

         The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and a portfolio of residential real estate loans receivable. For the first quarter of 2001, the Retail Banking segment's operating earnings were $46.9 million, an increase of $8.2 million, or 21.1%, as compared with the same quarter of 2000. This increase was principally due to the growth in average consumer loans receivable, coupled with a lower provision for loan losses associated with residential real estate loans receivable.

         The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. The operating earnings generated by the Commercial Banking segment were $14.5 million for the first quarter of 2001, a decline from $15.3 million for the comparable prior year quarter, primarily due to an increase in the related provision for loan losses, partially offset by growth in commercial real estate and business lending.

         The Mortgage Banking segment's activities include the production of residential real estate loans for sale into the secondary market and, to a far lesser degree, for the Company's portfolio and servicing loans for the Company and others. The Mortgage Banking segment had operating earnings of $42.7 million for the first quarter of 2001, an increase of $36.5 million from the first quarter of 2000. This increase largely reflects higher loan production and loan sales activities, the effects of which were partially offset by higher amortization and valuation adjustments of mortgage servicing assets and related hedging activities.

         The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity and interest rate risk and credit risk management processes. In addition, this segment includes Federal Home Loan Bank of New York ("FHLBNY") stock required to be held by The Dime Savings Bank of New York, FSB (the "Bank") as a member of the FHLBNY. The operating earnings for the Investment Portfolio segment amounted to $8.5 million for the first quarter of 2001, up $0.5 million from the comparable quarter of 2000.

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

         Market Risk

         In general, market risk is the sensitivity of income to variations in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices, such as prices of equities. The Company's market rate sensitive instruments include interest-earning assets, mortgage servicing assets, interest-bearing liabilities and derivative instruments.

         The Company enters into market rate sensitive instruments in connection with its various business operations, particularly its mortgage banking activities. Loans originated, and the related commitments to originate loans that will be sold, represent market risk that is realized in a short period of time, generally two to three months.

         The Company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on loan prepayment and closing behavior, the relative repricing characteristics of its interest-earning assets and interest-bearing liabilities, as well as depositors' choices. Changes in these interest rates will result in changes in the Company's earnings and the market value of its assets and liabilities. The Company does not have any exposure to foreign exchange rate risk or commodity price risk. Movements in equity prices may have an indirect effect on certain of the Company's business activities or the value of credit sensitive loans and securities.

         Interest Rate Risk Management

         The Company manages its interest rate risk through strategies designed to maintain acceptable levels of interest rate exposure throughout a range of interest rate environments. These strategies are intended not only to protect the Company from significant long-term declines in net interest income as a result of certain changes in the interest rate environment but also to mitigate the negative effect of certain interest rate changes upon the Company's mortgage banking operating results. The Company seeks to contain its interest rate risk within a band that it believes is manageable and prudent given its capital and income generating capacity. As a component of its interest rate risk management process, the Company employs various derivative instruments.

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

       Extension risk on mortgage-related assets is the risk that the duration of such assets may increase as a result of lower prepayments due to rising interest rates or decrease as a result of higher prepayments due to falling interest rates. Certain mortgage-related assets are more sensitive to changes in interest rates than others, resulting in a higher risk profile. Because the Company's interest-bearing liabilities are not affected in a complementary fashion, the gap between the duration of the Company's interest-earning assets and interest-bearing liabilities generally increases as interest rates rise and decreases as interest rates fall. In addition, in a rising interest rate environment, adjustable-rate assets may reach interim or lifetime interest rate caps, thereby limiting the amount of their upward adjustment, which effectively lengthens the duration of such assets.

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

         Derivative Instruments

         The Company currently uses a variety of derivative instruments to assist in managing the interest rate risk exposures in its net interest income, mortgage servicing assets, and loans held for sale and related loan commitment pipeline. While the Company's use of derivative instruments in managing its interest rate exposures has served to mitigate the unfavorable effects that changes in interest rates may have on its results of operations, the Company continues to be subject to interest rate risk.

         The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At March 31, 2001, the Company used the following derivative instruments in its efforts to reduce the effects on net interest income of its repricing risk: (i) interest rate swaps, where, based on the specified notional amount, the Company makes fixed-rate payments and receives variable-rate payments, all of which are tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate caps, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a designated market interest rate (substantially one-month LIBOR) over a specified strike rate, as applied to the specified notional amount; and (iii) interest rate cap corridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the specified notional amount. In addition, the Company, in connection with its issuance of time deposits with various call features, has entered into pay variable (based on one- or three-month LIBOR less a margin, the weighted average of which was approximately 13 basis points)/receive fixed interest rate swaps with matching call features that, considered together with the related time deposits, results in short-term repricing liabilities. The Company uses these time deposits to replace short-term repricing wholesale funds. The Company has also entered into a forward starting pay variable/receive fixed interest rate swap to match the repricing dates of an existing liability.

         At March 31, 2001, the Company used the following derivative instruments to protect against the adverse impact on the value of the Company's mortgage servicing assets of declines in long-term interest rates and the consequent increase in mortgage loan prepayment rates: (i) interest rate swaps, where the Company either pays a variable rate and receives a fixed rate or pays a fixed rate and receives a variable rate, with the variable rates tied to one- or three-month LIBOR; (ii) interest rate swaptions, where, in exchange for the payment of a premium to the counterparty, the Company has the right, but not the obligation, to enter into pay fixed/receive variable interest rate swap agreements at a future date; (iii) interest rate floors, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over the constant maturity swap index, as applied to the specified notional amount; (iv) interest rate flooridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which a swap rate is below a specified strike rate up to a minimum rate, as applied to the specified notional amount; and (v) forward contracts to purchase MBS.

         In addition, the Company hedges the interest rate risk associated with sales of loans into the secondary market. Adverse market interest rate changes between the time an interest rate-lock commitment is granted to a customer and the time the loan is sold to an investor can erode the fair value of that loan. Therefore, the Company enters into forward sales transactions and purchases options to hedge its loans held for sale and to manage the interest rate risk on the related interest rate-locked commitment pipeline.

         The following table sets forth the derivative instruments used by the Company at March 31, 2001 for interest rate risk-management purposes (dollars in thousands):

                                                                                                        WEIGHTED AVERAGE
                                                                                     ESTIMATED          ----------------
                                                                       NOTIONAL        FAIR             PAY       RECEIVE
                                                                        AMOUNT         VALUE            RATE       RATE
                                                                        ------         -----            ----       ----
Net interest income risk-management instruments:
  Pay fixed/receive variable
    interest rate swaps hedging:
        Securities available for sale (1)                             $ 492,423      $(29,757)          6.98%      5.36%
        Loans receivable (1)                                          1,592,356       (59,153)          6.31       5.12
        Borrowed funds (1)                                              100,000          (372)          6.06       5.41
    Pay variable/receive fixed interest rate swaps hedging
        time deposits (1)                                                75,000          (195)          4.95       6.64
    Forward starting pay variable/receive fixed interest
        rate swaps hedging borrowed funds (2)                           500,000         1,140             --         --
    Interest rate caps hedging loans receivable (3)                      87,846             8             --         --
    Interest rate cap corridors hedging:
        Securities available for sale (4)                                14,000           130             --         --
        Loans receivable (4)                                             64,527           380             --         --
                                                                     ----------       -------
            Total net interest income risk-management
                instruments                                           2,926,152       (87,819)
                                                                     ----------       -------
Mortgage servicing assets risk-management instruments:
    Pay variable/receive fixed interest rate swaps (1)                  212,000         3,227            4.97       5.97
    Pay fixed/receive variable interest rate swaps (1)                  400,000          (836)           4.93       4.90
    Interest rate swaptions (5)                                       2,670,000        33,808              --         --
    Interest rate floors (6)                                          3,540,000        71,915              --         --
    Interest rate flooridors (7)                                        900,000         7,178              --         --
    Forward contracts                                                 3,450,000        (1,697)             --         --
                                                                     ----------       -------
            Total mortgage servicing assets risk-
                management instruments                               11,172,000       113,595
                                                                     ----------       -------
Loans held for sale and related loan commitment
    pipeline risk-management instruments:
        Forward contracts                                             6,944,560       (18,366)             --         --
        Put options purchased                                            70,000           172              --         --
        Call options purchased                                           60,000           334              --         --
                                                                     ----------       -------
            Total loans held for sale and related loan
                commitment pipeline risk-management
                instruments                                           7,074,560       (17,860)
                                                                     ----------       -------
Total interest rate risk-management instruments                     $21,172,712       $ 7,916
                                                                     ==========       =======

-----------
(1) Variable rates are presented on the basis of rates in effect at March 31, 2001; however, actual repricings of the interest rate swaps will be based on the applicable interest rates in effect at the actual repricing dates.

(2) The accrual of interest does not begin until May 15, 2001. The variable-rate payable will be tied to one-month LIBOR and the fixed-rate receivable will be 5.08%.

(3)      The weighted average strike rate was 6.97%.

(4) The weighted average strike rate was 5.94% and the weighted average maximum rate was 7.44%.

(5)      The weighted average strike rate was 5.87%.

(6)      The weighted average strike rate was 6.24%.

(7) The weighted average strike rate was 5.68% and the weighted average minimum rate was 4.68%.

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

         The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative instruments at March 31, 2001. The amount of each asset, liability or derivative instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                                                   PROJECTED REPRICING
                                                                                   -------------------
                                                                                 OVER ONE
                                                                                  THROUGH          OVER
                                                                  ONE YEAR         THREE          THREE
                                                                  OR LESS          YEARS           YEARS         TOTAL
                                                                  ---------------------------------------------------------
                                                                                  (DOLLARS IN MILLIONS)
Interest-earning assets                                           $ 13,144       $  4,590        $ 6,210        $23,944
Interest-bearing liabilities                                        17,639          3,898          3,027         24,564
                                                                    ------          -----          -----         ------
Periodic gap before impact of derivative instruments                (4,495)           692          3,183           (620)
Impact of derivative instruments                                     1,603             77         (1,680)            --
                                                                    ------          -----          -----         ------
Periodic gap                                                      $ (2,892)      $    769        $ 1,503         $ (620)
                                                                    ======          =====          =====         ======
Cumulative gap                                                    $ (2,892)      $ (2,123)       $  (620)
                                                                    ======          =====          =====
Cumulative gap as a percentage of total assets                       (10.7)%         (7.8)%         (2.3)%

MANAGEMENT OF CREDIT RISK

         The Company's credit risk arises from the possibility that borrowers, issuers, or counterparties will not perform in accordance with contractual terms. The Company has a process of credit risk controls and management procedures by which it monitors and manages its level of credit risk.

         The Company's non-performing assets consist of non-accrual loans and other real estate owned, net. Non-accrual loans are all loans 90 days or more delinquent, as well as loans less than 90 days past due for which the full collectibility of contractual principal or interest payments is doubtful.

         The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):

                                                                        MARCH 31,        DECEMBER 31,        MARCH 31,
                                                                          2001              2000               2000
                                                                          ----              ----               ----
                Non-accrual loans:
                    Residential real estate                             $43,847           $41,071           $ 54,377
                    Commercial real estate                                4,835             2,348              5,088
                    Consumer                                              6,994             8,392             10,328
                    Business                                              4,730            15,352              3,769
                                                                        -------           -------            -------
                        Total non-accrual loans                          60,406            67,163             73,562
                                                                        -------           -------            -------
                Other real estate owned, net:
                    Residential real estate                               9,409            19,549             13,408
                    Commercial real estate                                  823               823              3,227
                                                                        -------           -------            -------
                        Total other real estate owned, net               10,232            20,372             16,635
                                                                        -------           -------            -------
                Total non-performing assets                             $70,638           $87,535            $90,197
                                                                        =======           =======            =======

                Non-performing assets to total assets                      0.26 %            0.34 %             0.37 %
                Non-accrual loans to loans receivable                      0.37              0.41               0.47

         The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at March 31, 2001, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                                                                     DELINQUENCY PERIOD
                                                                                      ------------------
                                                                                    30 - 59      60 - 89
                                                                                      DAYS         DAYS         TOTAL
                                                                                      ----         ----         -----
               Residential real estate                                               $26,549      $10,369       $36,918
               Commercial real estate                                                    173          606           779
               Consumer                                                               13,533        4,710        18,243
               Business                                                                3,517          480         3,997
                                                                                      ------       ------        ------
               Total                                                                 $43,772      $16,165       $59,937
                                                                                     =======      =======       =======


         The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                                                                                     FOR THE
                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                               2001            2000
                                                                                               ----            ----
                Balance at beginning of period                                              $144,362        $140,296
                Provision for loan losses                                                     17,000           7,000
                Loan charge-offs:
                    Residential real estate                                                   (1,947)         (3,454)
                    Commercial real estate                                                       (68)            (14)
                    Consumer                                                                  (4,307)         (2,736)
                    Business                                                                  (9,219)             (5)
                                                                                            --------        --------
                        Total loan charge-offs                                               (15,541)         (6,209)
                                                                                            --------        --------
                Loan recoveries:
                    Residential real estate                                                      233             558
                    Commercial real estate                                                        21              28
                    Consumer                                                                   1,064             803
                    Business                                                                      71               9
                                                                                            --------        --------
                        Total loan recoveries                                                  1,389           1,398
                                                                                            --------        --------
                        Net loan charge-offs                                                 (14,152)         (4,811)
                                                                                            --------        --------
                Balance at end of period                                                    $147,210        $142,485
                                                                                            ========        ========

         The increase in net loan charge-offs for the first quarter of 2001 from the first quarter of 2000 was largely attributable to a $9.0 million write-down of a single business loan.

         The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:

                                                                              MARCH 31,       DECEMBER 31,      MARCH 31,
                                                                                2001             2000             2000
                                                                                ----             ----             ----
               Allowance for loan losses to:
                   Loans receivable                                             0.90%            0.89%            0.91%
                   Non-accrual loans                                           243.70           214.94           193.69

         During the first quarter of 2001, the Company announced the establishment of certain three-year financial performance objectives that reflect its continuing transition to a more commercial bank-like business model. These objectives include increasing the percentage of the allowance for loan losses to total loans receivable to between 1.2% and 1.3%, which reflects, among other potential factors, an objective to increase the percentage of non-residential loans to total loans receivable to between 65% and 70%.

         The Company is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. The level of credit risk associated with derivative instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company manages the credit risk associated with its derivative instruments through credit approvals, limits and monitoring procedures, dealing only with counterparties with high credit ratings, obtaining collateral when deemed necessary and entering into master netting agreements when possible. The Company's credit risk associated with its use of derivative instruments amounted to approximately $72 million at March 31, 2001. There were no past due amounts related to the Company's derivative instruments at March 31, 2001.

FINANCIAL CONDITION

         General

         The Company's total assets amounted to $27.1 billion at March 31, 2001, up 5.3% from $25.7 billion at the end of 2000. This increase was driven by growth in loans held for sale of $1.9 billion, the impact of which was partially offset by a reduction in securities available for sale.

         Securities Available for Sale

         Securities available for sale amounted to $2.3 billion at the end of the 2001 first quarter, down from $2.9 billion at year-end 2000. Contributing significantly to this decline was a reduction in MBS of $473.1 million, or 19.5%, largely due to sales.

         The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):

                                                                    MARCH 31, 2001                  DECEMBER 31, 2000
                                                             --------------------------        --------------------------
                                                             AMORTIZED        ESTIMATED        AMORTIZED        ESTIMATED
                                                               COST          FAIR VALUE          COST          FAIR VALUE
                                                             ---------       -----------       ---------       -----------
MBS:
    Pass-through securities:
        Privately-issued                                      $1,024,700       $1,013,305       $1,357,832       $1,344,297
        U. S. government agencies                                426,189          425,915          562,207          560,162
    Collateralized mortgage obligations:
        Privately-issued                                         500,997          515,039          493,590          509,982
        U. S. government agencies                                     --               --           13,271           12,819
    Interest-only                                                    414              270              436              374
                                                              ----------       ----------       ----------       ----------
            Total MBS                                          1,952,300        1,954,529        2,427,336        2,427,634
                                                              ----------       ----------       ----------       ----------
Domestic corporate debt securities                               371,948          334,115          356,821          305,003
Other debt securities                                             25,763           25,848           24,888           24,573
Equity securities                                                 17,303           17,314           93,712           93,833
                                                              ----------       ----------       ----------       ----------
Total securities available for sale                           $2,367,314       $2,331,806       $2,902,757       $2,851,043
                                                              ==========       ==========       ==========       ==========

         Loans Receivable

         Loans receivable (exclusive of the allowance for loan losses) amounted to $16.3 billion at March 31, 2001, relatively unchanged from the level at December 31, 2000. As previously discussed, one of the Company's three-year financial performance objectives is to increase the percentage of non-residential loans to total loans receivable to between 65% and 70%. At March 31, 2001, non-residential loans represented 51.7% of total loans receivable, up slightly from 51.4% at December 31, 2000.

         The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):

                                                     MARCH 31, 2001                  DECEMBER 31, 2000
                                                --------------------------      ----------------------------      INCREASE
                                                                PERCENTAGE                        PERCENTAGE     (DECREASE)
                                                AMOUNT          OF TOTAL         AMOUNT          OF TOTAL       IN AMOUNT
                                                ------          --------         ------          --------       ---------
Residential real estate                       $7,886,309           48.3%        $7,916,035           48.6%       $(29,726)
Commercial real estate:
    Multi-family                               1,876,909           11.5          1,846,582           11.3          30,327
    Other                                      2,403,322           14.7          2,306,292           14.2          97,030
                                             -----------          -----        -----------          -----        --------
       Total commercial real estate            4,280,231           26.2          4,152,874           25.5         127,357
                                             -----------          -----        -----------          -----        --------
Consumer:
    Home equity                                2,092,092           12.8          2,063,558           12.7          28,534
    Automobile                                   846,951            5.2            878,600            5.4         (31,649)
    Other                                        103,655            0.7            108,219            0.6          (4,564)
                                             -----------          -----        -----------          -----        --------
       Total consumer                          3,042,698           18.7          3,050,377           18.7          (7,679)
                                             -----------          -----        -----------          -----        --------
Business                                       1,108,569            6.8          1,167,878            7.2         (59,309)
                                             -----------          -----        -----------          -----        --------
Total loans receivable                       $16,317,807          100.0%       $16,287,164          100.0%       $ 30,643
                                             ===========          =====        ===========          =====        ========

         Deposits

         At March 31, 2001, deposits amounted to $14.6 billion, up from $14.0 billion at the end of 2000. This increase was attributable to growth in core deposits (primarily demand deposits) of $635.2 million, or 8.2%. The percentage of core deposits to total deposits rose to 57.2% at March 31, 2001 from 55.1% at December 31, 2000.

         The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):

                                                    MARCH 31, 2001                  DECEMBER 31, 2000
                                               -------------------------         -------------------------       INCREASE
                                                              PERCENTAGE                        PERCENTAGE      (DECREASE)
                                               AMOUNT          OF TOTAL          AMOUNT          OF TOTAL       IN AMOUNT
                                               ------          --------          ------          --------       ---------
Core:
    Demand                                    $2,850,044           19.5%        $2,240,124           16.0%       $609,920
    Savings                                    2,257,211           15.5          2,239,541           16.0          17,670
    Money market                               3,235,458           22.2          3,227,871           23.1           7,587
                                             -----------           ----        -----------          -----        --------
        Total core                             8,342,713           57.2          7,707,536           55.1         635,177
Time                                           6,250,956           42.8          6,269,405           44.9         (18,449)
                                             -----------          -----        -----------          -----        --------
Total deposits                               $14,593,669          100.0%       $13,976,941          100.0%       $616,728
                                             ===========          =====        ===========          =====        ========

         Borrowed Funds

         Borrowed funds totaled $10.0 billion at the end of the 2001 first quarter, as compared with $9.5 billion at the end of 2000.

         Presented in the table below is the composition of the Company's borrowed funds at the dates indicated (in thousands):

                                                                                              MARCH 31,        DECEMBER 31,
                                                                                                2001              2000
                                                                                              -----------      ------------
Short-term borrowings:
    Federal funds purchased                                                                    $2,104,500        $1,635,000
    Securities sold under agreements to repurchase                                                958,755         1,447,322
    FHLBNY advances                                                                             4,750,032         4,487,102
    Other                                                                                          81,530            58,097
                                                                                               ----------        ----------
        Total short-term borrowings                                                             7,894,817         7,627,521
                                                                                               ----------        ----------
Long-term debt:
    Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s
        junior subordinated deferrable interest debentures                                        152,249           152,243
    FHLBNY advances                                                                             1,491,415         1,091,485
    Senior notes of the Holding Company                                                           398,806           592,470
    Other                                                                                          33,483            38,668
                                                                                               ----------        ----------
        Total long-term debt                                                                    2,075,953         1,874,866
                                                                                               ----------        ----------
Total borrowed funds                                                                           $9,970,770        $9,502,387
                                                                                               ==========        ==========

         Stockholders' Equity

         Stockholders' equity was $1.7 billion at March 31, 2001, down slightly from December 31, 2000. The decline was substantially attributable to repurchases by the Holding Company of 3,510,500 shares of its common stock in connection with a program announced in October 2000 under which the Holding Company is authorized to repurchase up to 13,607,664 shares of its common stock. Through the end of the 2001 first quarter, the Holding Company repurchased 10,353,000 shares of its common stock under this program.

         Cash dividends declared and paid per share of the Holding Company's common stock were $0.10 for the first quarter of 2001, up from $0.06 per share for the comparable quarter of 2000. On April 20, 2001, the Holding Company announced the declaration of a cash dividend of $0.12 per share on its common stock. This dividend will be paid on June 1, 2001 to the Holding Company's common stockholders of record as of the close of business on May 18, 2001. The Holding Company's common stock dividend payout ratio for the first quarter of 2001 was 14.93%, up from 10.17% for the same quarter one year ago.

LIQUIDITY

         The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet withdrawals by depositors, loan funding commitments, debt service requirements and other financial obligations and expenditures. The liquidity position of the Company, which is monitored on a daily basis, is managed pursuant to established policies and guidelines.

         The Company's sources of liquidity include principal repayments on loans and MBS, borrowings, deposits, sales of loans in connection with mortgage banking activities, sales of securities available for sale and cash provided by operations. The Company has access to the capital markets for issuing debt or equity securities, and the Bank has access to the discount window of the Federal Reserve Bank of New York, if necessary, for the purpose of borrowing to meet temporary liquidity needs.

         Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision (the "OTS"). At March 31, 2001, the Holding Company had available for issuance an aggregate of $250.0 million of debentures, notes or other unsecured evidences of indebtedness under an effective shelf registration with the Securities and Exchange Commission (the "Commission"). The debt securities issuable under this shelf registration, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

REGULATORY CAPITAL

         Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.5% of adjusted total assets, core ("tier 1") capital of at least 3.0% of adjusted total assets and total risk-based capital of at least 8.0% of risk-weighted assets. The Bank exceeded these capital requirements at March 31, 2001.

         Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of tier 1 capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets is 5.0% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At March 31, 2001, the Bank met the published standards for a well capitalized designation under these regulations.

         The following table sets forth the regulatory capital position of the Bank at the dates indicated (dollars in thousands):

                                                             MARCH 31, 2001              DECEMBER 31, 2000
                                                           -------------------         --------------------
                                                            AMOUNT       RATIO         AMOUNT         RATIO
                                                           --------      -----         ------         -----
       Tangible and core capital                          $1,537,794      5.80%       $1,463,350       5.83%
       Tier 1 risk-based capital                           1,537,794      8.66         1,463,350       8.54
       Total risk-based capital                            1,810,004     10.19         1,732,712      10.11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management," incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have not been any material developments regarding the status of the Bank's goodwill lawsuit against the United States government since the filing of the 2000 10-K.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

       None.

(B)  REPORTS ON FORM 8-K

         During the three-month period ended March 31, 2001, the Holding Company filed with the Commission the following Current Reports on Form 8-K:

-- Form 8-K, filed on January 19, 2001 (as amended by Form 8-K/A, filed on January 22, 2001), regarding a press release announcing the Company's consolidated financial results for the quarter ended December 31, 2000.

-- Form 8-K, filed on January 19, 2001, regarding the number of Litigation Tracking Warrants (TM) reserved for issuance upon exercise of stock options.

--       Form 8-K, filed on February 5, 2001, updating certain litigation.

-- Form 8-K, filed on February 21, 2001, regarding a press release announcing the establishment of the Company's three-year financial performance objectives.

-- Form 8-K, filed on March 13, 2001, regarding the Holding Company's adoption of amendments to its By-laws.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIME BANCORP, INC.
                                   (Registrant)





Dated: May 14, 2001                By:  /s/ Lawrence J. Toal
       -------------                    --------------------
                                        Lawrence J. Toal
                                        Chief Executive Officer, President
                                          and Chief Operating Officer


Dated: May 14, 2001                By:  /s/ Anthony R. Burriesci
       ------------                     ------------------------
                                        Anthony R. Burriesci
                                        Executive Vice President and
                                          Chief Financial Officer


Dated: May 14, 2001                By:  /s/ John F. Kennedy
       ------------                     -------------------
                                        John F. Kennedy
                                        Controller and Chief Accounting Officer