Form 10-Q
period 2001-06-30
DIME BANCORP INC
filed 2001-08-14
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of July 31, 2001, the registrant had 117,343,344 shares of common stock, $0.01 par value, outstanding.

                               DIME BANCORP, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition as of June 30, 2001            3
                 and December 31, 2000

                Consolidated Statements of Income for the Three Months and Six
                 Months Ended June 30, 2001 and 2000                                          4

                Consolidated Statements of Changes in Stockholders' Equity for the
                 Six Months Ended June 30, 2001 and 2000                                      5

                Consolidated Statements of Cash Flows for the Six Months Ended June
                 30, 2001 and 2000                                                            6

                Notes to Consolidated Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of          10
          Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          28

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   28

Item 4.  Submission of Matters to a Vote of Security Holders                                 29

Item 6.  Exhibits and Reports on Form 8-K                                                    29

SIGNATURES                                                                                   31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     JUNE 30,      DECEMBER 31,
                                                       2001            2000
                                                       ----            ----
ASSETS
Cash and due from banks                            $    390,625    $    421,685
Money market investments                                 89,678          13,626
Securities available for sale ($1,572,597
 and $1,975,884 pledged as collateral
 at June 30, 2001 and December 31, 2000,
 respectively)                                        2,194,005       2,851,043
Federal Home Loan Bank of New York stock                393,021         346,770
Loans held for sale                                   4,858,396       2,804,767
Loans receivable, net:
    Residential real estate loans                     7,693,965       7,916,035
    Commercial real estate loans                      4,326,542       4,152,874
    Consumer loans                                    3,133,702       3,050,377
    Business loans                                    1,085,229       1,167,878
                                                   ------------    ------------
        Total loans receivable                       16,239,438      16,287,164
    Allowance for loan losses                          (150,337)       (144,362)
                                                   ------------    ------------
        Total loans receivable, net                  16,089,101      16,142,802
                                                   ------------    ------------
Premises and equipment, net                             186,079         187,746
Mortgage servicing assets, net                          924,802       1,021,861
Goodwill                                                486,702         503,320
Other assets                                          1,434,893       1,394,208
                                                   ------------    ------------
Total assets                                       $ 27,047,302    $ 25,687,828
                                                   ============    ============

LIABILITIES
Deposits                                           $ 14,631,636    $ 13,976,941
Federal funds purchased and securities
 sold under agreements to repurchase                  3,233,468       3,082,322
Other short-term borrowings                           4,779,902       4,545,199
Guaranteed preferred beneficial interests
 in Dime Bancorp, Inc.'s junior
 subordinated deferrable interest debentures            152,255         152,243
Other long-term debt                                  1,740,761       1,722,623
Other liabilities                                       676,663         483,661
                                                   ------------    ------------
        Total liabilities                            25,214,685      23,962,989
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value (40,000,000
 shares authorized; none issued)                             --              --
Common stock, $0.01 par value (350,000,000
 shares authorized; 120,252,459 shares
 issued at June 30, 2001 and December 31, 2000)           1,203           1,203
Additional paid-in capital                            1,163,088       1,153,376
Warrants                                                 46,722          46,722
Retained earnings                                       762,141         643,838
Treasury stock, at cost (3,801,718 shares at
 June 30, 2001 and 3,401,666 shares at
 December 31, 2000)                                    (114,674)        (87,225)
Accumulated other comprehensive loss                    (22,240)        (30,191)
Unearned compensation                                    (3,623)         (2,884)
                                                   ------------    ------------
        Total stockholders' equity                    1,832,617       1,724,839
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 27,047,302    $ 25,687,828
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                         ------------------------      -------------------------
                                                           2001           2000           2001            2000
                                                           ----           ----           ----            ----
INTEREST INCOME
Loans held for sale                                      $  86,749      $  36,639      $ 147,616       $  63,596
Residential real estate loans receivable                   136,736        147,091        280,314         292,596
Commercial real estate loans receivable                     74,377         75,764        153,734         144,925
Consumer loans receivable                                   56,308         56,696        118,522         109,755
Business loans receivable                                   20,423         24,012         44,639          46,874
Securities available for sale                               40,954         70,750         89,178         138,452
Other interest-earning assets                                9,200          8,438         18,216          17,199
                                                         ---------      ---------      ---------       ---------
        Total interest income                              424,747        419,390        852,219         813,397
                                                         ---------      ---------      ---------       ---------
INTEREST EXPENSE
Deposits                                                   127,169        132,286        262,217         262,762
Borrowed funds                                             121,372        130,955        255,429         239,818
                                                         ---------      ---------      ---------       ---------
        Total interest expense                             248,541        263,241        517,646         502,580
                                                         ---------      ---------      ---------       ---------
        Net interest income                                176,206        156,149        334,573         310,817
Provision for loan losses                                   11,000          7,000         28,000          14,000
                                                         ---------      ---------      ---------       ---------
        Net interest income after
         provision for loan losses                         165,206        149,149        306,573         296,817
                                                         ---------      ---------      ---------       ---------
NON-INTEREST INCOME
Loan servicing and production fees                          88,657         71,265        170,825         138,109
Banking service fees                                        16,904         16,418         32,758          31,939
Securities and insurance brokerage fees                      9,936         11,314         20,643          21,847
Net gains on sales and related activities                   73,158         30,519        173,636          67,158
Other                                                        3,280          3,891          7,084           7,535
                                                         ---------      ---------      ---------       ---------
        Total non-interest income                          191,935        133,407        404,946         266,588
                                                         ---------      ---------      ---------       ---------
NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                      88,989         75,831        170,128         151,448
    Occupancy and equipment                                 25,106         27,612         52,787          55,726
    Other                                                   36,389         35,643         70,465          73,196
                                                         ---------      ---------      ---------       ---------
        Total general and administrative expense           150,484        139,086        293,380         280,370
Amortization and valuation adjustments of mortgage
    servicing assets and related hedging activities         62,154         31,009        124,800          60,241
Amortization of goodwill                                     8,308          8,371         16,618          16,717
Special charges                                              2,101         54,255          2,101          54,255
                                                         ---------      ---------      ---------       ---------
        Total non-interest expense                         223,047        232,721        436,899         411,583
                                                         ---------      ---------      ---------       ---------
Income before income tax expense and cumulative
    effect of a change in accounting principle             134,094         49,835        274,620         151,822
Income tax expense                                          46,263         15,392         94,744          52,106
                                                         ---------      ---------      ---------       ---------
Income before cumulative effect of a change in
    accounting principle                                    87,831         34,443        179,876          99,716
Cumulative effect of a change in accounting
    principle, net of tax benefit of $7,815                     --             --        (10,521)             --
                                                         ---------      ---------      ---------       ---------
Net income                                               $  87,831      $  34,443      $ 169,355       $  99,716
                                                         =========      =========      =========       =========
PER COMMON SHARE
Basic earnings:
    Income before cumulative effect of a change in
      accounting principle                               $    0.77      $    0.31      $    1.56       $    0.90
    Cumulative effect of a change in accounting
      principle                                                 --             --          (0.09)             --
                                                         ---------      ---------      ---------       ---------
    Net income                                           $    0.77      $    0.31      $    1.47       $    0.90
                                                         =========      =========      =========       =========
Diluted earnings:
    Income before cumulative effect of a change in
      accounting principle                               $    0.72      $    0.31      $    1.48       $    0.90
    Cumulative effect of a change in accounting
      principle                                                 --             --          (0.09)             --
                                                         ---------      ---------      ---------       ---------
    Net income                                           $    0.72      $    0.31      $    1.39       $    0.90
                                                         =========      =========      =========       =========
Cash dividends declared                                  $    0.12      $    0.08      $    0.22       $    0.14

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                            JUNE 30,
                                                   ---------------------------
                                                      2001            2000
                                                      ----            ----
COMMON STOCK
Balance at beginning of period                     $     1,203     $     1,203
                                                   -----------     -----------
    Balance at end of period                             1,203           1,203
                                                   -----------     -----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                       1,153,376       1,166,530
Tax benefit associated with stock-based
  compensation plans                                    10,216           1,557
Cost of issuing Litigation Tracking
  Warrants(TM)                                            (504)             --
                                                   -----------     -----------
    Balance at end of period                         1,163,088       1,168,087
                                                   -----------     -----------
WARRANTS
Balance at beginning of period                          46,722              --
                                                   -----------     -----------
    Balance at end of period                            46,722              --
                                                   -----------     -----------
RETAINED EARNINGS
Balance at beginning of period                         643,838         670,343
Net income                                             169,355          99,716
Cash dividends declared on common stock                (25,360)        (15,592)
Issuance of treasury stock under stock-based
  compensation plans                                   (25,692)         (3,719)
                                                   -----------     -----------
    Balance at end of period                           762,141         750,748
                                                   -----------     -----------
TREASURY STOCK, AT COST
Balance at beginning of period                         (87,225)       (230,035)
Purchase of treasury stock                            (115,962)        (45,061)
Issuance of treasury stock under stock-based
  compensation plans                                    88,513          15,532
                                                   -----------     -----------
    Balance at end of period                          (114,674)       (259,564)
                                                   -----------     -----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                         (30,191)        (87,257)
Other comprehensive income (loss)                        7,951         (12,994)
                                                   -----------     -----------
    Balance at end of period                           (22,240)       (100,251)
                                                   -----------     -----------
UNEARNED COMPENSATION
Balance at beginning of period                          (2,884)         (4,679)
Issuance of restricted stock                            (4,369)        (11,109)
Amortization of unearned compensation                    3,630          15,788
                                                   -----------     -----------
    Balance at end of period                            (3,623)             --
                                                   -----------     -----------
Total stockholders' equity                         $ 1,832,617     $ 1,560,223
                                                   ===========     ===========

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                             -----------------------------
                                                                 2001             2000
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $   169,355       $    99,716
Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation, amortization and accretion, net                158,255           115,678
    Mortgage servicing assets valuation adjustments               51,626                --
    Provision for deferred income tax expense                     37,070            17,838
    Provision for loan losses                                     28,000            14,000
    Net securities gains                                            (453)           (1,472)
    Net increase in loans held for sale                       (2,039,789)         (431,483)
    Other, net                                                    (1,008)         (228,828)
                                                             -----------       -----------
       Net cash used by operating activities                  (1,596,944)         (414,551)
                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities
  available for sale                                           1,285,161           321,811
Proceeds from maturities of securities
  available for sale                                             239,995           304,988
Purchases of securities available for sale                      (167,653)         (589,620)
Purchase of Federal Home Loan Bank
  of New York stock                                              (46,251)               --
Loans receivable originated and purchased,
  net of principal payments                                     (654,248)         (888,953)
Proceeds from sales of loans                                      12,396            39,698
Proceeds from sales of other real estate owned                     9,817            13,007
Net purchases of premises and equipment                          (14,157)          (12,659)
                                                             -----------       -----------
       Net cash provided (used) by investing activities          665,060          (811,728)
                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                         656,946            22,834
Net increase in borrowings with original
  maturities of three months or less                             335,951         1,648,056
Proceeds from other borrowings                                   450,139                --
Repayments of other borrowings                                  (382,786)         (436,619)
Purchases of treasury stock                                     (115,962)          (45,061)
Proceeds from issuances of treasury stock                         58,452               704
Cash dividends paid                                              (25,360)          (15,592)
Other                                                               (504)               --
                                                             -----------       -----------
            Net cash provided by financing activities            976,876         1,174,322
                                                             -----------       -----------
Net increase (decrease) in cash and cash equivalents              44,992           (51,957)
Cash and cash equivalents at beginning of period                 435,311           432,455
                                                             -----------       -----------
Cash and cash equivalents at end of period                   $   480,303       $   380,498
                                                             ===========       ===========
Supplemental cash flow information:
    Interest payments on deposits and borrowed funds         $   531,104       $   501,172
    Income tax (refunds) payments, net                            (6,416)           48,973
Supplemental non-cash investing information:
    Securitization of loans receivable                           657,629            78,618

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements as of the dates, or for the periods, indicated. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "2000 10-K"). The results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain amounts in prior periods have been reclassified to conform with the current presentation.

NOTE 2 -- PENDING MERGER

     On June 25, 2001, the Holding Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Washington Mutual, Inc. ("Washington Mutual"), headquartered in Seattle, Washington, pursuant to which the Holding Company will merge with and into Washington Mutual, with Washington Mutual as the surviving corporation (the "Merger"). The Merger, which is currently expected to be completed in the first quarter of 2002, is subject to regulatory approval and the approval of the Holding Company's stockholders.

     The value of the merger consideration per share of the Holding Company's common stock will be determined in accordance with the following formula:
$11.6245, plus 0.7511 times the average of the closing prices for Washington Mutual's common stock during the ten consecutive full trading days ending on the tenth business day before the completion of the Merger.

     The Holding Company's common stockholders will be entitled to elect to receive merger consideration in the form of Washington Mutual common stock, cash, or a combination thereof. In the Merger Agreement, the Holding Company and Washington Mutual agreed that, in the aggregate, the merger consideration will consist of $1,428,809,000 in cash and approximately 92.3 million shares of Washington Mutual common stock; therefore, approximately 71.5% of the outstanding shares of the Holding Company's common stock will be converted into shares of Washington Mutual common stock and the remaining 28.5% will be converted into cash. (However, to the extent that the number of outstanding shares of the Holding Company's common stock changes, the aggregate number of shares of Washington Mutual common stock to be issued will change accordingly, but the aggregate cash consideration to be paid will not change.) The election to receive cash and/or shares of Washington Mutual common stock will be subject to proration if either the cash or stock component of the total merger consideration is oversubscribed.

NOTE 3 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     Upon adoption of SFAS No. 133, the Company recorded a transition adjustment, which resulted in an after-tax reduction in net income of $10.5 million. This transition adjustment is reflected in the Company's results of operations as the cumulative effect of a change in accounting principle.

     As further described below, the Company uses a variety of derivative instruments in connection with its overall interest rate risk management strategy. The adoption of SFAS No. 133 may cause volatility in the Company's earnings, comprehensive income and stockholders' equity as compared with prior periods.

     The Company uses various derivative instruments as hedges against the risk that fluctuations in interest rates will cause unfavorable changes in the fair value of certain of its securities available for sale, loans receivable, deposits and borrowed funds. At June 30, 2001, related derivatives accounted for as fair value hedges included pay fixed/receive variable and pay variable/receive fixed interest rate swaps (certain of which are forward starting), zero coupon pay variable interest rate swaps, interest rate caps and interest rate cap corridors, and related derivatives accounted for as cash flow hedges included pay fixed/receive variable interest rate swaps. In addition, the Company hedges the interest rate risk associated with sales of loans into the secondary market. Adverse market interest rate changes between the time an interest rate-lock commitment is granted to a customer and the time the loan is sold to an investor can erode the fair value of that loan. Therefore, the Company enters into forward sales transactions and purchases options to hedge its loans held for sale. These hedges are accounted for as fair value hedges. The interest rate-locked committed pipeline, to the extent projected to be closed and sold in the secondary market, as well as the related forward loan sales contracts, are considered derivatives under SFAS No. 133; however, such derivatives do not qualify for hedge accounting and are recorded at estimated fair value. For hedges of interest-earning assets and interest-bearing liabilities, net gains of $0.6 million and $0.2 million were reflected in "Net gains on sales and related activities" for the three months and six months ended June 30, 2001, respectively, representing the sum of (i) changes in the fair value of purchased option-based derivative instruments related to time value (which are excluded from the assessment of hedge effectiveness) and (ii) the ineffective portion of the hedges.

     The Company also uses various derivative instruments as fair value hedges in order to protect against the adverse impact on the fair value of the Company's mortgage servicing assets of declines in long-term interest rates and the consequent increase in mortgage loan prepayment rates. At June 30, 2001, these instruments included forward purchases of mortgage-backed securities ("MBS"), pay fixed/receive variable interest rate swaps (which are used to hedge certain risks in the forward purchases of MBS), interest rate swaptions, interest rate floors and interest rate flooridors. Included as a component of "Amortization and valuation adjustments of mortgage servicing assets and related hedging activities" for the three months and six months ended June 30, 2001 were net gains of $15.9 million and $37.5 million, respectively, representing the sum of (i) changes in the fair value of purchased option-based derivative instruments related to time value (which are excluded from the assessment of hedge effectiveness) and (ii) the ineffective portion of the hedges.

NOTE 4 -- RESTRUCTURING LIABILITY

     In September 2000, the Company announced a series of actions intended to reduce annual expenses by approximately $50 million (the "Expense Reduction Initiative"), which included, but were not limited to, a reduction in the employee complement through both terminations and attrition, the consolidation of selected operational functions and the consolidation or disposal of certain facilities. Upon implementation of the Expense Reduction Initiative, the Company established a restructuring liability of $38.1 million, of which $16.4 million related to personnel costs, $20.4 million related to facilities costs and $1.3 million represented goodwill impairment. The restructuring liability was reduced from $18.2 million at December 31, 2000 to $10.5 million at June 30, 2001 as a result of cash payments of $5.8 million for personnel costs and $1.9 million for facilities costs.

NOTE 5 -- EARNINGS PER COMMON SHARE

     The following table sets forth information used to calculate basic and diluted earnings per common share for the periods indicated (in thousands, except per share data):

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                           ------------------------      -------------------------
                                                              2001           2000           2001            2000
                                                              ----           ----           ----            ----
Income before cumulative effect of a change in
   accounting principle                                    $  87,831      $  34,443      $ 179,876       $  99,716

Cumulative effect of a change in accounting principle             --             --        (10,521)             --
                                                           ---------      ---------      ---------       ---------
Net income                                                 $  87,831      $  34,443      $ 169,355       $  99,716
                                                           =========      =========      =========       =========

Weighted average basic common shares outstanding             114,525        110,293        115,074         110,415
Effects of dilutive securities:
    Common stock options and restricted common stock           2,515          1,146          2,327             919

    Warrants to purchase Series C and Series D
        preferred stock                                        5,181             --          4,408              --
                                                           ---------      ---------      ---------       ---------
Weighted average diluted common shares outstanding           122,221        111,439        121,809         111,334
                                                           =========      =========      =========       =========
Basic earnings per common share:
    Income before cumulative effect of a change in
        accounting principle                               $    0.77      $    0.31      $    1.56       $    0.90
    Cumulative effect of a change in accounting
        principle                                                 --             --          (0.09)             --
                                                           ---------      ---------      ---------       ---------
    Net income                                             $    0.77      $    0.31      $    1.47       $    0.90
                                                           =========      =========      =========       =========
Diluted earnings per common share:
    Income before cumulative effect of a change in
        accounting principle                               $    0.72      $    0.31      $    1.48       $    0.90
    Cumulative effect of a change in accounting
        principle                                                 --             --          (0.09)             --
                                                           ---------      ---------      ---------       ---------
    Net income                                             $    0.72      $    0.31      $    1.39       $    0.90
                                                           =========      =========      =========       =========

NOTE 6 -- COMPREHENSIVE INCOME

     The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                       ------------------   ------------------

                                            JUNE 30,              JUNE 30,
                                         2001      2000       2001       2000
                                         ----      ----       ----       ----
        Net income                     $87,831   $34,443    $169,355   $99,716
        Other comprehensive (loss)
          income, net of taxes:
            Net unrealized (loss)
              gain on securities
              available for sale
              arising during the
              period, net of
              reclassification
              adjustment                (1,453)  (10,385)      7,951   (12,994)
                                       -------   -------    --------   -------
        Comprehensive income           $86,378   $24,058    $177,306   $86,722
                                       =======   =======    ========   =======

NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method, thereby eliminating the use of the pooling of interests method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect that the adoption of SFAS No. 141 will materially impact its financial statements.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization but rather will be subject to assessment for impairment on at least an annual basis by application of a fair value-based test. For the Company, the provisions of SFAS No. 142 are required to be applied effective January 1, 2002. The Company does not currently expect to recognize impairment upon its initial adoption of SFAS No. 142.

     The following table sets forth the Company's net income excluding the after-tax effect of amortization of goodwill and related earnings per common share for the periods indicated (in thousands, except per share data):

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                     ------------------     --------------------
                                                       2001       2000        2001        2000
                                                       ----       ----        ----        ----
Net income excluding amortization of goodwill        $94,092    $40,867     $181,879    $112,536

Net income excluding amortization of goodwill
   per common share:
        Basic                                         $ 0.82     $ 0.37       $ 1.58      $ 1.02
        Diluted                                         0.77       0.37         1.49        1.01

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

PENDING MERGER

     On June 25, 2001, the Holding Company and Washington Mutual entered into the Merger Agreement, pursuant to which the Holding Company will merge with and into Washington Mutual, with Washington Mutual as the surviving corporation. The Merger, which is currently expected to be completed in the first quarter of 2002, is subject to regulatory approval and the approval of the Holding Company's stockholders.

RESULTS OF OPERATIONS

   General

     The Company reported net income of $87.8 million for the quarter ended June 30, 2001, as compared with $34.4 million for the quarter ended June 30, 2000, and $169.4 million for the first six months of 2001, as compared with $99.7 million for the first six months of 2000. Diluted earnings per common share were $0.72 and $1.39 for the three- and six-month periods ended June 30, 2001, respectively, up from $0.31 and $0.90 for the three- and six-month periods ended June 30, 2000, respectively. Net income and diluted earnings per common share for the six months ended June 30, 2001 were reduced by $10.5 million and $0.09, respectively, as a result of the cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's annualized returns on average stockholders' equity for the three months and six months ended June 30, 2001 were 20.00% and 19.42%, respectively, as compared with 8.86% and 12.92% for the three months and six months ended June 30, 2000, respectively. The Company's annualized returns on average assets for the three months and six months ended June 30, 2001 were 1.30% and 1.29%, respectively, up from 0.56% and 0.83% for the three months and six months ended June 30, 2000, respectively.

     The growth in net income for the 2001 periods, as compared with the prior year periods, was achieved substantially as a result of strong residential real estate loan production and related sales activities resulting from the relatively lower interest rate environment, as well as the impact of the Expense Reduction Initiative.

     Net income before special charges (the "Special Charges") for the second quarter of 2001 was $89.2 million, up $22.6 million, or 33.9%, from the level in the second quarter of 2000. (For a discussion of the Special Charges, see Results of Operations - Non-Interest Expense.") Net income before Special Charges for the first six months of 2001 totaled $170.7 million, which was $38.8 million, or 29.5%, higher than the level for the first six months of 2000. Diluted earnings per common share before Special Charges were $0.73 for the second quarter of 2001, up 21.7% from $0.60 for the comparable quarter of 2000, and $1.40 for the first six months of 2001, an increase of 17.6% from $1.19 for the same period one year ago. Before Special Charges, annualized returns on average stockholders' equity for the three months and six months ended June 30, 2001 were 20.31% and 19.58%, respectively, as compared with 17.14% and 17.09% for the three months and six months ended June 30, 2000, respectively. Annualized returns on average assets before Special Charges for the three months and six months ended June 30, 2001 were 1.32% and 1.30%, respectively, up from 1.09% and 1.10% for the three months and six months ended June 30, 2000, respectively.

     The Company believes that net income before Special Charges data, when taken in conjunction with reported results, provides useful information in evaluating performance on a comparable basis, although not currently a required basis for reporting financial results under generally accepted accounting principles.

   Net Interest Income

     Net interest income on a taxable-equivalent basis amounted to $176.4 million for the quarter ended June 30, 2001, up $19.5 million from the comparable quarter of 2000. This increase reflects growth in average interest-earning assets of $1.9 billion, coupled with growth in the net interest margin to 2.95% for the second quarter of 2001 from 2.88% for the second quarter of 2000. Net interest income on a taxable-equivalent basis for the first six months of 2001 was $335.3 million, an increase of $23.5 million from the same period one year ago. This increase was driven by a rise in average interest-earning assets of $1.8 billion, the effect of which was partially offset by a reduction in the net interest margin to 2.87% for the first six months of 2001 from 2.92% for the comparable period of 2000. The Company's interest rate spread was 3.07% and 2.98% for the second quarter and first six months of 2001, respectively, as compared with 2.99% and 3.03% for the second quarter and first six months of 2000, respectively.

     The yield on average interest-earning assets was 7.13% for the second quarter of 2001, as compared with 7.67% for the second quarter of 2000, and 7.35% for the first six months of 2001, as compared with 7.59% for the first six months of 2000. The yields for the 2001 periods benefited from the continuation of the Company's strategy to increase the aggregate percentage of its non-residential loans receivable (which consist of commercial real estate, consumer and business loans and generally have higher yields than the Company's residential real estate loans) to total loans receivable, as well as a significantly lower level of MBS (which generally yield below that recognized in the loan portfolio). However, such benefits were more than offset by the effects of a declining interest rate environment during the 2001 periods. The average balance of non-residential loans rose $0.9 billion, or 12.2%, for the second quarter of 2001, as compared with the same year ago quarter, and $1.1 billion, or 14.6%, for the six months ended June 30, 2001, as compared with the corresponding 2000 period. Such loans represented 52.1% of total average loans receivable for the second quarter of 2001, up from 47.8%, for the second quarter of 2000, and 51.6% for the first six months of 2001, an increase from 47.1% for the first six months of 2000.

     The cost of average interest-bearing liabilities declined to 4.06% for the second quarter of 2001 from 4.68% for the same period of 2000 and to 4.37% for the first six months of 2001 from 4.56% for the comparable period of 2000. These declines reflect the lower interest rate environment in the 2001 periods, the impact of which was partially offset by significantly higher levels of borrowed funds, which was necessitated to fund the higher level of residential real estate loan production, and higher time deposit costs. The cost of average interest-bearing liabilities in the 2001 periods, versus the 2000 periods, benefited somewhat by the Company's ongoing strategy to grow its core deposits, which consist of demand, savings and money market deposits and are generally less costly than the Company's time deposits and borrowed funds. Average core deposits for the second quarter of 2001 were $8.3 billion, or 56.5% of average total deposits, up from $7.7 billion, or 54.3% of average total deposits, for the second quarter of 2000. Average core deposits for the first six months of 2001 were $8.1 billion, or 56.2% of average total deposits, up from $7.7 billion, or 54.1% of average total deposits, for the first six months of 2000.

     The following tables set forth, for the periods indicated, the Company's consolidated statement of average financial condition, net interest income, interest rate spread and net interest margin. The information in the tables is presented on a tax-equivalent basis assuming a federal income tax rate of 35% and applicable state and local income tax rates. Non-accrual loans are included in average balances in the tables below.

                                                                             THREE MONTHS ENDED JUNE 30,
                                                      ------------------------------------------------------------------------
                                                                     2001                                  2000
                                                      ----------------------------------    ----------------------------------
                                                                                  AVERAGE                               AVERAGE
                                                        AVERAGE                    YIELD/     AVERAGE                    YIELD/
                                                        BALANCE      INTEREST       COST      BALANCE       INTEREST      COST
                                                        -------      --------       ----      -------       --------      ----
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans held for sale                               $ 4,745,754   $  86,749       7.33%   $ 1,775,859    $  36,639      8.28%
    Loans receivable:
        Residential real estate                         7,747,362     136,736       7.06      8,219,236      147,091      7.16
        Commercial real estate                          4,258,760      74,377       6.99      3,716,320       75,764      8.16
        Consumer                                        3,077,687      56,308       7.34      2,711,016       56,696      8.39
        Business                                        1,092,926      20,423       7.49      1,087,281       24,012      8.86
                                                      -----------   ---------               -----------    ---------
           Total loans receivable                      16,176,735     287,844       7.12     15,733,853      303,563      7.73
                                                      -----------   ---------               -----------    ---------
    Securities available for sale:
        MBS                                             1,973,551      33,866       6.86      3,467,037       62,116      7.17
        Other                                             402,997       7,310       7.26        467,485        9,434      8.07
                                                      -----------   ---------               -----------    ---------
           Total securities available for sale          2,376,548      41,176       6.93      3,934,522       71,550      7.27
                                                      -----------   ---------               -----------    ---------
    Other interest-earning assets                         558,509       9,200       6.60        490,233        8,438      6.91
                                                      -----------   ---------               -----------    ---------
           Total interest-earning assets               23,857,546     424,969       7.13     21,934,467      420,190      7.67
                                                      -----------   ---------               -----------    ---------
Other assets                                            3,098,737                             2,507,865
                                                      -----------                           -----------
Total assets                                          $26,956,283                           $24,442,332
                                                      ===========                           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Deposits:
        Core:
            Demand                                    $ 2,795,912       2,411       0.35    $ 2,161,225        1,910      0.36
            Savings                                     2,272,274      12,173       2.15      2,352,232       12,506      2.14
            Money market                                3,184,387      27,293       3.44      3,235,486       32,912      4.09
                                                      -----------   ---------               -----------    ---------
           Total core                                   8,252,573      41,877       2.04      7,748,943       47,328      2.46
        Time                                            6,348,428      85,292       5.39      6,509,594       84,958      5.25
                                                      -----------   ---------               -----------    ---------
           Total deposits                              14,601,001     127,169       3.49     14,258,537      132,286      3.73
                                                      -----------   ---------               -----------    ---------
    Borrowed funds:
        Federal funds purchased and securities sold
            under agreements to repurchase              3,466,341      38,348       4.44      3,380,967       54,139      6.34

        Other short-term borrowings                     4,517,919      50,359       4.47      3,509,052       54,258      6.12
        Long-term debt                                  1,925,449      32,665       6.80      1,307,394       22,558      6.86
                                                      -----------   ---------               -----------    ---------
           Total borrowed funds                         9,909,709     121,372       4.91      8,197,413      130,955      6.33
                                                      -----------   ---------               -----------    ---------
           Total interest-bearing liabilities          24,510,710     248,541       4.06     22,455,950      263,241      4.68
                                                      -----------   ---------               -----------    ---------
Other liabilities                                         688,624                               431,520
Stockholders' equity                                    1,756,949                             1,554,862
                                                      -----------                           -----------
Total liabilities and stockholders' equity            $26,956,283                           $24,442,332
                                                      ===========                           ===========
Net interest income                                                 $ 176,428                              $ 156,949
                                                                    =========                              =========
Interest rate spread                                                                3.07                                  2.99
Net interest margin                                                                 2.95                                  2.88

                                                                           SIX MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------------------------
                                                                  2001                                      2000
                                                -------------------------------------     -------------------------------------
                                                                               AVERAGE                                   AVERAGE
                                                  AVERAGE                       YIELD/       AVERAGE                      YIELD/
                                                  BALANCE        INTEREST        COST        BALANCE      INTEREST         COST
                                                  -------        --------        ----        -------      --------         ----
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans held for sale                           $ 3,965,844    $   147,616      7.49%     $ 1,550,226    $    63,596      8.24%
  Loans receivable:
    Residential real estate                       7,851,047        280,314      7.14        8,207,686        292,596      7.13
    Commercial real estate                        4,205,359        153,734      7.33        3,616,297        144,925      8.02
    Consumer                                      3,064,986        118,522      7.78        2,623,975        109,755      8.39
    Business                                      1,113,924         44,639      8.07        1,076,618         46,874      8.73
                                                -----------    -----------                -----------    -----------
       Total loans receivable                    16,235,316        597,209      7.37       15,524,576        594,150      7.66
                                                -----------    -----------                -----------    -----------
  Securities available for sale:
    MBS                                           2,090,672         74,023      7.08        3,466,785        122,797      7.08
    Other                                           428,972         15,903      7.41          429,579         16,658      7.76
                                                -----------    -----------                -----------    -----------
       Total securities available for sale        2,519,644         89,926      7.14        3,896,364        139,455      7.16
                                                -----------    -----------                -----------    -----------
  Other interest-earning assets                     527,634         18,216      6.95          502,868         17,199      6.87
                                                -----------    -----------                -----------    -----------
       Total interest-earning assets             23,248,438        852,967      7.35       21,474,034        814,400      7.59
                                                -----------    -----------                -----------    -----------
Other assets                                      3,020,441                                 2,485,212
                                                -----------                               -----------
Total assets                                    $26,268,879                               $23,959,246
                                                ===========                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Core:
     Demand                                     $ 2,618,402          4,501      0.35      $ 2,093,070          3,678      0.35
     Savings                                      2,252,981         24,060      2.15        2,361,679         25,422      2.16
     Money market                                 3,210,261         60,920      3.83        3,244,955         65,852      4.08
                                                -----------    -----------                -----------    -----------
       Total core                                 8,081,644         89,481      2.23        7,699,704         94,952      2.48
    Time                                          6,301,133        172,736      5.53        6,545,186        167,810      5.16
                                                -----------    -----------                -----------    -----------
       Total deposits                            14,382,777        262,217      3.68       14,244,890        262,762      3.71
                                                -----------    -----------                -----------    -----------
  Borrowed funds:
    Federal funds purchased and
     securities sold under
     agreements to repurchase                     3,357,334         84,355      5.07        3,368,477        103,020      6.05
    Other short-term borrowings                   4,102,480        102,085      5.02        3,071,349         91,823      5.91
    Long-term debt                                2,017,090         68,989      6.87        1,311,439         44,975      6.82
                                                -----------    -----------                -----------    -----------
       Total borrowed funds                       9,476,904        255,429      5.43        7,751,265        239,818      6.13
                                                -----------    -----------                -----------    -----------
       Total interest-bearing liabilities        23,859,681        517,646      4.37       21,996,155        502,580      4.56
                                                -----------    -----------                -----------    -----------
Other liabilities                                   665,159                                   419,444
Stockholders' equity                              1,744,039                                 1,543,647
                                                -----------                               -----------
Total liabilities and stockholders' equity      $26,268,879                               $23,959,246
                                                ===========                               ===========
Net interest income                                            $   335,321                               $   311,820
                                                               ===========                               ===========
Interest rate spread                                                            2.98                                      3.03
Net interest margin                                                             2.87                                      2.92

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

                                             THREE MONTHS ENDED                            SIX MONTHS ENDED
                                         JUNE 30, 2001 VERSUS 2000                    JUNE 30, 2001 VERSUS 2000
                                   --------------------------------------       --------------------------------------
                                            INCREASE (DECREASE)                          INCREASE (DECREASE)
                                   --------------------------------------       --------------------------------------
                                    DUE TO         DUE TO                        DUE TO         DUE TO
                                    VOLUME          RATE          TOTAL          VOLUME          RATE          TOTAL
                                    ------          ----          -----          ------          ----          -----
                                                                     (IN THOUSANDS)
Interest income:
    Loans held for sale            $ 54,733       $ (4,623)      $ 50,110       $ 90,429       $ (6,409)      $ 84,020
    Loans receivable                  8,368        (24,087)       (15,719)        26,629        (23,570)         3,059
    Securities available
     for sale                       (27,136)        (3,238)       (30,374)       (49,136)          (393)       (49,529)
    Other interest-earning
     assets                           1,137           (375)           762            854            163          1,017
                                   --------       --------       --------       --------       --------       --------
       Total interest income         37,102        (32,323)         4,779         68,776        (30,209)        38,567
                                   --------       --------       --------       --------       --------       --------
Interest expense:
    Deposits                          3,122         (8,239)        (5,117)         2,530         (3,075)          (545)
    Borrowed funds                   24,339        (33,922)        (9,583)        49,033        (33,422)        15,611
                                   --------       --------       --------       --------       --------       --------
       Total interest expense        27,461        (42,161)       (14,700)        51,563        (36,497)        15,066
                                   --------       --------       --------       --------       --------       --------
Net interest income                $  9,641       $  9,838       $ 19,479       $ 17,213       $  6,288       $ 23,501
                                   ========       ========       ========       ========       ========       ========

   Provision for Loan Losses

     The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk"), amounted to $11.0 million for the second quarter of 2001 and $28.0 million for the first six months of 2001. In comparison, the provision for loan losses was $7.0 million and $14.0 million for the three- and six-month periods ended June 30, 2000, respectively. The increases in the provision for loan losses were consistent with the Company's intent to migrate its allowance for loan losses to a level commensurate with its changing loan portfolio mix.

   Non-Interest Income

     Non-interest income was $191.9 million for the quarter ended June 30, 2001, up 43.9% from $133.4 million for the same quarter of 2000. For the first six months of 2001, non-interest income was $404.9 million, a 51.9% increase from $266.6 million in the comparable prior year period. These increases largely resulted from the favorable impact on net gains on loan sales and loan production fees of substantially higher residential real estate loan production in the 2001 periods as compared with the 2000 periods. Non-interest income represented 52.1% of total revenue (net interest income plus non-interest income) for the second quarter of 2001, as compared with 46.1% for the second quarter of 2000, and 54.8% for the first six months of 2001, as compared with 46.2% for the first six months of 2000.

     Loan servicing and production fees amounted to $88.7 million for the second quarter of 2001, an increase of $17.4 million, or 24.4%, from the comparable quarter of 2000. Loan servicing and production fees for the first six months of 2001 were $170.8 million, up $32.7 million, or 23.7%, from the same period one year ago. The higher levels of such fees were largely attributable to growth in loan production fees to $33.6 million for the second quarter of 2001 from $17.3 million for the second quarter of 2000 and to $59.4 million for the first six months of 2001 from $30.4 million for the first six months of 2000. Driving the increases in loan production fees was growth in residential real estate loan production to $12.4 billion and $21.9 billion for the three and six months ended June 30, 2001, respectively, from $4.9 billion and $8.2 billion for the three and six months ended June 30, 2000, respectively, resulting primarily from significantly higher levels of refinance activity and, to a lesser extent, higher levels of originations of loans for home purchases.

     At June 30, 2001, the Company's portfolio of mortgage loans serviced for others (excluding loans being subserviced by the Company) amounted to $42.7 billion, up $1.6 billion from December 31, 2000 and up $4.5 billion from June 30, 2000. This portfolio consists substantially of residential real estate loans, the underlying weighted average note rates of which were 7.31%, 7.40% and 7.30% at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. In connection with sales of mortgage loan servicing rights, the Company was subservicing $6.5 billion of loans at June 30, 2001, as compared with $3.1 billion and $2.9 billion at December 31, 2000 and June 30, 2000, respectively. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the servicing rights. It has been the Company's recent practice to sell the majority of the mortgage servicing rights associated with its newly-originated residential real estate loans held for sale under contractual flow sale arrangements. In light of the expiration in July 2001 of one of its contractual flow sale arrangements, coupled with the pending Merger, the Company is evaluating what its practice in this area will be going forward.

     Net gains on sales and related activities were $73.2 million for the three months ended June 30, 2001, up $42.6 million from the same quarter one year ago. Net gains on sales and related activities for the first six months of 2001 were $173.6 million, an increase of $106.5 million from the comparable prior year period. These increases largely reflect growth in loan sales to $11.2 billion for the second quarter of 2001 from $3.9 billion for the comparable 2000 quarter and to $17.9 billion for the first six months of 2001 from $7.0 billion for the same period one year ago. Under SFAS No. 133, gains resulting from the production and sale of loans into the secondary market are recorded at the time value is created during the residential mortgage origination process. Under prior guidelines, the value of loans originated for sale was recognized only upon actual sale. Approximately $29.5 million of net gains recorded during the first quarter of 2001 would have been recorded during the fourth quarter of 2000 had SFAS No. 133 been in effect at that time.

   Non-Interest Expense

     Non-interest expense amounted to $223.0 million and $436.9 million for the second quarter and first six months of 2001, respectively, as compared with $232.7 million and $411.6 million for the second quarter and first six months of 2000, respectively. Excluding the Special Charges, non-interest expense was $220.9 million for the second quarter of 2001, up 23.8% from $178.5 million for the second quarter of 2000, and $434.8 million for the first six months of 2001, up 21.7% from $357.3 million for the first six months of 2000. These increases were largely attributable to higher amortization and valuation adjustments of mortgage servicing assets and related hedging activities, and, to a lesser extent, higher levels of mortgage banking-related general and administrative ("G&A") expense.

     G&A expense totaled $150.5 million for the second quarter of 2001, an increase of $11.4 million from the same quarter one year ago. For the first six months of 2001, G&A expense was $293.4 million, up $13.0 million from the comparable year-ago period. The higher G&A expense levels were fueled by increases in variable mortgage-banking related expenses resulting from growth in residential real estate loan production, which more than offset the favorable effects of the Expense Reduction Initiative. A substantial portion of the $50 million of expense reductions under the Expense Reduction Initiative were achieved by December 31, 2000, and the program was completed by June 30, 2001. The efficiency ratio improved to 40.9% for the second quarter of 2001 from 48.0% for the same quarter of 2000 and to 39.7% for the first six months of 2001 from 48.6% for the corresponding period of 2000.

     Amortization and valuation adjustments of mortgage servicing assets and related hedging activities amounted to $62.2 million for the second quarter of 2001 and $124.8 million for the first six months of 2001, up from $31.0 million for the second quarter of 2000 and $60.2 million for the first six months of 2000. These increases occurred largely due to higher amortization resulting from sharp increases in prepayment activity of the loans underlying the mortgage servicing assets portfolio in response to the lower mortgage interest rate environment during the 2001 periods. Included in the second quarter and first six months of 2001 were charges of $13.7 million and $51.6 million, respectively, as valuation allowances against the mortgage servicing assets, the impact of which was more than offset in the second quarter of 2001 and partially offset in the first six months of 2001 by net gains (including those associated with net accruals and cash payments) of $16.5 million and $39.6 million, respectively, associated with related hedging activities.

     Special Charges for each of the three months and six months ended June 30, 2001 amounted to $2.1 million and were largely associated with the accelerated vesting of certain of the Holding Company's restricted common stock as a result of its entering into the Merger Agreement. Special Charges during each of the second quarter and first six months of 2000 amounted to $54.3 million and were related to the defense of a hostile takeover attempt of the

Holding Company, which ultimately expired by its terms in September 2000, the accelerated vesting of the Holding Company's restricted common stock triggered by this hostile takeover attempt and the termination, in April 2000, of a merger agreement.

   Income Tax Expense

     Income tax expense amounted to $46.3 million and $94.7 million for the three- and six month periods ended June 30, 2001, respectively, as compared with $15.4 million and $52.1 million for the three- and six-month periods ended June 30, 2000, respectively. The increases in the 2001 periods from the 2000 periods principally reflect growth in pre-tax income. The Company's effective income tax rates, on both a reported basis and a net income before Special Charges basis, were 34.5% for each of the second quarter and first six months of 2001. For the second quarter and first six months of 2000, the Company's effective income tax rates on a reported basis were 30.9% and 34.3%, respectively, whereas on a net income before Special Charges basis, the effective income tax rates were 36.0% for each of the 2000 periods.

BUSINESS SEGMENTS

     For purposes of its disclosures in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has four reportable segments: Retail Banking; Commercial Banking; Mortgage Banking; and Investment Portfolio. The Company measures the performance of each business segment utilizing an internal profitability reporting system.

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

     The following table sets forth certain information regarding the Company's business segments (dollars in thousands):

                                                                                           TOTAL
                               RETAIL       COMMERCIAL      MORTGAGE      INVESTMENT     REPORTABLE     RECONCILING
                              BANKING        BANKING        BANKING       PORTFOLIO       SEGMENTS       ITEMS (1)       TOTAL
                              -------        -------        -------       ---------       --------       ---------       -----
THREE MONTHS ENDED
JUNE 30, 2001:
Revenue (2)                 $   122,424    $    37,889    $   213,088    $     6,059    $   379,460    $   (22,319)   $   357,141
Net income before Special
    Charges                      41,087         16,195         41,099          3,360        101,741        (12,534)        89,207
Segment net income to
    total net income of
    reportable segments            40.4%          15.9%          40.4%           3.3%         100.0%

THREE MONTHS ENDED
JUNE 30, 2000:
Revenue (2)                 $   136,717    $    34,726    $   110,899    $    14,223    $   296,565    $   (14,009)   $   282,556
Net income before Special
    Charges                      44,830         14,342          8,945          8,340         76,457         (9,841)        66,616
Segment net income to
    total net income of
    reportable segments            58.6%          18.8%          11.7%          10.9%         100.0%

SIX MONTHS ENDED
JUNE 30, 2001:
Revenue (2)                 $   255,338    $    73,657    $   417,777    $    20,075    $   766,847    $   (55,328)   $   711,519
Net income before Special
    Charges                      87,974         30,700         83,822         11,816        214,312        (43,581)       170,731
Segment net income to
    total net income of
    reportable segments            41.1%          14.3%          39.1%           5.5%         100.0%

SIX MONTHS ENDED
JUNE 30, 2000:
Revenue (2)                 $   264,399    $    70,462    $   218,589    $    27,482    $   580,932    $   (17,527)   $   563,405
Net income before Special
    Charges                      83,550         29,686         15,214         16,293        144,743        (12,854)       131,889
Segment net income to
    total net income of
    reportable segments            57.7%          20.5%          10.5%          11.3%         100.0%

ASSETS AT:
June 30, 2001               $10,835,931    $ 5,359,527    $ 7,301,766    $ 2,972,591    $26,469,815    $   577,487    $27,047,302
June 30, 2000                11,123,713      5,007,947      4,009,457      4,401,428     24,542,545        716,231     25,258,776

----------

(1) Reconciling items include intersegment eliminations, the Company's funding center, and, for the six months ended June 30, 2001, the $10.5 million after-tax charge for the cumulative effect of a change in accounting principle.

(2) Revenue reflects net interest income after provision for loan losses plus non-interest income.

     Reconcilements of net income before Special Charges to reported net income are provided in the following table for the periods indicated (in thousands):

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2001       2000       2001       2000
                                        ----       ----       ----       ----
        Net income before Special
          Charges                     $ 89,207   $ 66,616   $170,731   $131,889
        Special Charges                 (2,101)   (54,255)    (2,101)   (54,255)
        Income tax benefits on
            Special Charges                725     22,082        725     22,082
                                       -------   --------   --------   --------
        Reported net income           $ 87,831   $ 34,443   $169,355   $ 99,716
                                      ========   ========   ========   ========

     The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and a portfolio of residential real estate loans receivable. For the second quarter of 2001, the Retail Banking segment's net income was $41.1 million, a decrease of $3.7 million, or 8.3%, as compared with the same quarter of 2000. This decline mainly reflects the lower market interest rates in 2001 resulting in reduced management accounting-related credits on deposits, the effects of which were partially offset by growth in average consumer loans receivable. The Retail Banking segment's net income for the first six months of 2001 was $88.0 million, up $4.4 million, or 5.3%, from the same period one year ago. These increases were principally due to growth in average consumer loans receivable, coupled with a lower provision for loan losses associated with residential real estate loans receivable, the effects of which were partially offset by the impact of lower market rates on deposits discussed above.

     The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. The net income generated by the Commercial Banking segment was $16.2 million for the second quarter of 2001, up 12.9% from $14.3 million for the comparable prior year quarter, and $30.7 million for the first six months of 2001, up 3.4% from $29.7 million for the same period one year ago. These increases were primarily due to growth in average commercial real estate and business loans, the effects of which were partially offset by higher provisions for loan losses.

     The Mortgage Banking segment's activities include the production of residential real estate loans for sale into the secondary market and, to a far lesser degree, for the Company's portfolio and servicing loans for the Company and others. The Mortgage Banking segment had net income of $41.1 million for the second quarter of 2001, up $32.2 million from the second quarter of 2000, and $83.8 million for the first six months of 2001, an increase of $68.6 million from the comparable year-ago period. These increases largely reflect higher loan production and loan sales activities, the effects of which were partially offset by higher non-interest expenses.

     The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity and interest rate risk and credit risk management processes. In addition, this segment includes Federal Home Loan Bank of New York ("FHLBNY") stock required to be held by The Dime Savings Bank of New York, FSB (the "Bank") as a member of the FHLBNY. The net income for the Investment Portfolio segment amounted to $3.4 million for the second quarter of 2001, a decrease of $5.0 million from the comparable quarter of 2000. For the first six months of 2001, the Investment Portfolio segment's net income was $11.8 million, a decline of $4.5 million from the comparable period of 2000. These declines were primarily due to a reduction in MBS.

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

     The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At June 30, 2001, the Company used the following derivative instruments in its efforts to reduce the effects on net interest income of its repricing risk associated with certain of its securities available for sale, loans receivable and borrowed funds: (i) interest rate swaps where, based on the specified notional amount, the Company either makes fixed-rate payments and receives variable-rate payments or makes variable-rate payments and receives fixed-rate payments, with the variable rates tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate caps, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a designated market interest rate (substantially one-month LIBOR) over a specified strike rate, as applied to the specified notional amount; and (iii) interest rate cap corridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the specified notional amount. In addition, the Company, in connection with its issuance of time deposits, including zero coupon time deposits, with various call features, has entered into: (i) interest rate swaps (certain of which are forward starting) where the Company pays a variable rate based on one- or three-month LIBOR less a specified margin and receives a fixed interest rate; and (ii) zero coupon interest rate swaps, where the Company pays a variable rate based on three-month LIBOR less a margin with the notional amount increasing to par value over its life. These interest rate swaps and zero coupon interest rate swaps have call features that match the hedged time deposits and, when considered together with the related time deposits, that result in short-term repricing liabilities. The Company uses these time deposits to replace short-term repricing wholesale funds.

     At June 30, 2001, the Company used the following derivative instruments to protect against the adverse impact on the value of the Company's mortgage servicing assets of declines in long-term interest rates and the consequent increase in mortgage loan prepayment rates: (i) forward contracts to purchase MBS; (ii) interest rate swaps (which are used to hedge certain risks in the forward contracts to purchase MBS), where the Company pays a fixed rate and receives a variable rate, with the variable rates tied to one- or three-month LIBOR; (iii) interest rate swaptions, where, in exchange for the payment of a premium to the counterparty, the Company has the right, but not the obligation, to enter into pay fixed/receive variable interest rate swap agreements at a future date; (iv) interest rate floors, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over the constant maturity swap index, as applied to the specified notional amount; and (v) interest rate flooridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which a swap rate is below a specified strike rate up to a minimum rate, as applied to the specified notional amount.

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

     The following table sets forth the derivative instruments used by the Company at June 30, 2001 for interest rate risk-management purposes (dollars in thousands):

                                                                                       WEIGHTED AVERAGE
                                                                        ESTIMATED      ----------------
                                                        NOTIONAL          FAIR           PAY    RECEIVE
                                                         AMOUNT           VALUE         RATE     RATE
                                                         ------           -----         ----     ----
Net interest income risk-management instruments:
    Pay fixed/receive variable interest rate
      swap hedging:
        Securities available for sale(1)               $   405,091     $   (17,077)     6.86%    4.08%
        Loans receivable(1)                              1,597,903         (28,926)     6.28     3.89
        Borrowed funds(1)                                  100,000            (224)     6.06     4.06
    Pay variable/receive fixed interest rate
      swaps hedging:
        Time deposits(1)                                   223,000          (4,508)     3.96     6.51
        Borrowed funds(1)                                  500,000             472      3.98     5.08
    Forward starting pay variable/receive
      fixed interest rate swaps hedging time deposits       10,000            (266)       --       --
    Zero coupon pay variable interest rate swaps
        hedging time deposits(1)                             7,120            (347)     3.93       --
    Interest rate caps hedging loans receivable(3)          87,846               5        --       --
    Interest rate cap corridors hedging:
        Securities available for sale(4)                    14,000             187        --       --
        Loans receivable(4)                                 64,527             600        --       --
                                                       -----------     -----------
            Total net interest income
              risk-management instruments                3,009,487         (50,084)
                                                       -----------     -----------
Mortgage servicing assets risk-management
  instruments:
    Pay fixed/receive variable interest
      rate swaps(1)                                        680,000             584      5.24     3.87
    Interest rate swaptions(5)                           2,265,000          42,252        --       --
    Interest rate floors(6)                              3,540,000          46,484        --       --
    Interest rate flooridors(7)                            900,000           3,811        --       --
    Forward contracts                                    3,505,000         (17,999)       --       --
                                                       -----------     -----------
            Total mortgage servicing assets risk-
              management instruments                    10,890,000          75,132
                                                       -----------     -----------
Loans held for sale and related loan commitment
  pipeline risk-management instruments:
        Forward contracts                                6,574,548          15,125        --       --
        Put options purchased                              120,000             403        --       --
                                                       -----------     -----------
            Total loans held for sale and related
              loan commitment pipeline
              risk-management instruments                6,694,548          15,528
                                                       -----------     -----------
Total interest rate risk-management instruments        $20,594,035     $    40,576
                                                       ===========     ===========

----------

(1) Variable rates are presented on the basis of rates in effect at June 30, 2001.

(2) The accrual of interest begins July 20, 2001. The variable-rate payable will be tied to three-month LIBOR and the fixed-rate receivable will be 7.00%.

(3)  The weighted average strike rate was 6.97%.

(4) The weighted average strike rate was 5.94% and the weighted average maximum rate was 7.44%.

(5)  The weighted average strike rate was 5.90%.

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

     The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative instruments at June 30, 2001. The amount of each asset, liability or derivative instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                      PROJECTED REPRICING
                                             --------------------------------------
                                                            OVER ONE
                                                            THROUGH          OVER
                                             ONE YEAR        THREE          THREE
                                             OR LESS         YEARS          YEARS          TOTAL
                                             -------         -----          -----          -----
                                                             (DOLLARS IN MILLIONS)
Interest-earning assets                      $ 13,221       $  4,681       $  6,016       $ 23,918
Interest-bearing liabilities                   17,511          3,841          3,186         24,538
                                             --------       --------       --------       --------
Periodic gap before impact of derivative
  instruments                                  (4,290)           840          2,830           (620)
Impact of derivative instruments                1,695            100         (1,795)            --
                                             --------       --------       --------       --------
Periodic gap                                 $ (2,595)      $    940       $  1,035       $   (620)
                                             ========       ========       ========       ========
Cumulative gap                               $ (2,595)      $ (1,655)      $   (620)
                                             ========       ========       ========
Cumulative gap as a percentage of total
  assets                                         (9.6)%         (6.1)%         (2.3)%

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

     The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):

                                             JUNE 30,    DECEMBER 31,   JUNE 30,
                                               2001         2000         2000
                                               ----         ----         ----
         Non-accrual loans:
             Residential real estate          $36,634      $41,071      $35,897
             Commercial real estate             4,963        2,348        4,645
             Consumer                           6,741        8,392        8,957
             Business                          13,710       15,352       16,330
                                              -------      -------      -------
                 Total non-accrual loans       62,048       67,163       65,829
                                              -------      -------      -------
         Other real estate owned, net:
             Residential real estate            9,647       19,549       15,116
             Commercial real estate               747          823        3,156
                                              -------      -------      -------
                 Total other real estate
                   owned, net                  10,394       20,372       18,272
                                              -------      -------      -------
         Total non-performing assets          $72,442      $87,535      $84,101
                                              =======      =======      =======
         Non-performing assets to total          0.27%        0.34%        0.33%
           assets
         Non-accrual loans to loans              0.38         0.41         0.41
           receivable

     The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at June 30, 2001, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                            DELINQUENCY PERIOD
                                            -------------------
                                            30 - 59     60 - 89
                                              DAYS        DAYS      TOTAL
                                              ----        ----      -----
           Residential real estate          $27,713     $11,280    $38,993
           Commercial real estate               749          --        749
           Consumer                          17,461       4,366     21,827
           Business                           3,385       3,556      6,941
                                            -------     -------    -------
           Total                            $49,308     $19,202    $68,510
                                            =======     =======    =======

     The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                            ----------------------      ----------------------
                                              2001          2000          2001          2000
                                              ----          ----          ----          ----
           Balance at beginning of
             period                         $147,210      $142,485      $144,362      $140,296
           Provision for loan losses          11,000         7,000        28,000        14,000
           Loan charge-offs:
               Residential real estate        (1,867)       (4,644)       (3,814)       (8,098)
               Commercial real estate           (224)          (18)         (292)          (32)
               Consumer                       (2,836)       (3,048)       (7,143)       (5,784)
               Business                       (4,709)         (120)      (13,928)         (125)
                                            --------      --------      --------      --------
                   Total loan
                     charge-offs              (9,636)       (7,830)      (25,177)      (14,039)
                                            --------      --------      --------      --------
           Loan recoveries:
               Residential real estate           291           221           524           779
               Commercial real estate             97           593           118           621
               Consumer                        1,274           960         2,338         1,763
               Business                          101             3           172            12
                                            --------      --------      --------      --------
                   Total loan
                     recoveries                1,763         1,777         3,152         3,175
                                            --------      --------      --------      --------
                   Net loan charge-offs       (7,873)       (6,053)      (22,025)      (10,864)
                                            --------      --------      --------      --------
           Balance at end of period         $150,337      $143,432      $150,337      $143,432
                                            ========      ========      ========      ========

     The increase in net loan charge-offs for the first six months of 2001 from the comparable period of 2000 was largely attributable to a $9.0 million write-down of a single business loan during the first quarter of 2001.

     The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:

                                               JUNE 30,   DECEMBER 31,  JUNE 30,
                                                 2001         2000        2000
                                                 ----         ----        ----
          Allowance for loan losses to:
              Loans receivable                    0.93%        0.89%       0.90%
              Non-accrual loans                 242.29       214.94      217.89

     The Company is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. The level of credit risk associated with derivative instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and set-off rights and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company manages the credit risk associated with its derivative instruments through credit approvals, limits and monitoring procedures, dealing only with counterparties with high credit ratings, obtaining collateral when deemed necessary and including master netting and set-off provisions in its agreements when possible. The Company's credit risk associated with its use of derivative instruments amounted to approximately $92 million at June 30, 2001. There were no past due amounts related to the Company's derivative instruments at June 30, 2001.

FINANCIAL CONDITION

   General

     The Company's total assets amounted to $27.0 billion at June 30, 2001, up 5.3% from $25.7 billion at the end of 2000. This increase was driven by growth in loans held for sale of $2.1 billion, the impact of which was partially offset by a reduction in securities available for sale.

   Securities Available for Sale

     Securities available for sale amounted to $2.2 billion at the end of the 2001 second quarter, down from $2.9 billion at year-end 2000. Contributing significantly to this decline was a reduction in MBS of $603.6 million, or 24.9%, largely due to sales.

     The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):

                                                   JUNE 30, 2001               DECEMBER 31, 2000
                                             -------------------------     -------------------------
                                              AMORTIZED      ESTIMATED      AMORTIZED      ESTIMATED
                                                COST        FAIR VALUE        COST        FAIR VALUE
                                                ----        ----------        ----        ----------
MBS:
    Pass-through securities:
        Privately-issued                     $  784,328     $  774,048     $1,357,832     $1,344,297
        U. S. government agencies               612,811        615,185        562,207        560,162
    Collateralized mortgage obligations:
        Privately-issued                        433,410        434,594        493,590        509,982
        U. S. government agencies                    --             --         13,271         12,819
    Interest-only                                   383            242            436            374
                                             ----------     ----------     ----------     ----------
            Total MBS                         1,830,932      1,824,069      2,427,336      2,427,634
                                             ----------     ----------     ----------     ----------
Domestic corporate debt securities              357,378        326,007        356,821        305,003
Other debt securities                            25,201         25,435         24,888         24,573
Equity securities                                18,483         18,494         93,712         93,833
                                             ----------     ----------     ----------     ----------
Total securities available for sale          $2,231,994     $2,194,005     $2,902,757     $2,851,043
                                             ==========     ==========     ==========     ==========

   Loans Receivable

     Loans receivable (exclusive of the allowance for loan losses) amounted to $16.2 billion at June 30, 2001, relatively unchanged from the level at December 31, 2000. At June 30, 2001, non-residential loans represented 52.6% of total loans receivable, up from 51.4% at December 31, 2000.

     The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):


                                         JUNE 30, 2001            DECEMBER 31, 2000         INCREASE
                                     ---------------------      ---------------------       (DECREASE)
                                        AMOUNT      PERCENT        AMOUNT      PERCENT      IN AMOUNT
                                        ------      -------        ------      -------      ---------

Residential real estate              $ 7,693,965      47.4%     $ 7,916,035      48.6%     $  (222,070)
Commercial real estate:
  Multi-family                         1,936,442      11.9        1,846,582      11.3           89,860
  Other                                2,390,100      14.7        2,306,292      14.2           83,808
                                     -----------     -----      -----------     -----      -----------
    Total commercial real estate       4,326,542      26.6        4,152,874      25.5          173,668
                                     -----------     -----      -----------     -----      -----------
Consumer:
  Home equity                          2,178,459      13.4        2,063,558      12.7          114,901
  Automobile                             856,401       5.3          878,600       5.4          (22,199)
  Other                                   98,842       0.6          108,219       0.6           (9,377)
                                     -----------     -----      -----------     -----      -----------
    Total consumer                     3,133,702      19.3        3,050,377      18.7           83,325
                                     -----------     -----      -----------     -----      -----------
Business                               1,085,229       6.7        1,167,878       7.2          (82,649)
                                     -----------     -----      -----------     -----      -----------
Total loans receivable               $16,239,438     100.0%     $16,287,164     100.0%     $   (47,726)
                                     ===========     =====      ===========     =====      ===========

   Deposits

     At June 30, 2001, deposits amounted to $14.6 billion, up from $14.0 billion at the end of 2000. This increase was largely attributable to growth in core deposits (primarily demand deposits) of $511.3 million, or 6.6%.

     The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):


                           JUNE 30, 2001            DECEMBER 31, 2000         INCREASE
                           -------------            -----------------         (DECREASE)
                         AMOUNT       PERCENT       AMOUNT       PERCENT      IN AMOUNT
                         ------       -------       ------       -------      ---------
Core:
    Demand             $ 2,790,817      19.1%     $ 2,240,124      16.0%     $   550,693
    Savings              2,300,477      15.7        2,239,541      16.0           60,936
    Money market         3,127,573      21.4        3,227,871      23.1         (100,298)
                       -----------     -----      -----------     -----      -----------
        Total core       8,218,867      56.2        7,707,536      55.1          511,331
Time                     6,412,769      43.8        6,269,405      44.9          143,364
                       -----------     -----      -----------     -----      -----------
Total deposits         $14,631,636     100.0%     $13,976,941     100.0%     $   654,695
                       ===========     =====      ===========     =====      ===========


   Borrowed Funds

     Borrowed funds totaled $9.9 billion at the end of the 2001 first quarter, as compared with $9.5 billion at the end of 2000.

     Presented in the table below is the composition of the Company's borrowed funds at the dates indicated (in thousands):

                                             JUNE 30,     DECEMBER 31,
                                               2001           2000
                                               ----           ----
Short-term borrowings:
    Federal funds purchased                 $2,316,000     $1,635,000
    Securities sold under agreements
      to repurchase                            917,468      1,447,322
    FHLBNY advances                          4,700,000      4,487,102
    Other                                       79,902         58,097
                                            ----------     ----------
        Total short-term borrowings          8,013,370      7,627,521
                                            ----------     ----------
Long-term debt:
    Guaranteed preferred beneficial
      interests in Dime Bancorp, Inc.'s
      junior subordinated deferrable
      interest debentures                      152,255        152,243
    FHLBNY advances                          1,309,592      1,091,485
    Senior notes of the Holding Company        399,231        592,470
    Other                                       31,938         38,668
                                            ----------     ----------
        Total long-term debt                 1,893,016      1,874,866
                                            ----------     ----------
Total borrowed funds                        $9,906,386     $9,502,387
                                            ==========     ==========

   Stockholders' Equity

     Stockholders' equity was $1.8 billion at June 30, 2001, up $107.8 million, or 6.2%, from December 31, 2000. The increase was primarily due to net income of $169.4 million.

     During the first six months of 2001, the Holding Company repurchased 3,848,000 shares of its common stock at a cost of $116.0 million in connection with a program announced in October 2000 under which the Holding Company is authorized to repurchase up to 13,607,664 shares of its common stock. Through the end of the 2001 second quarter, the Holding Company repurchased 10,690,500 shares of its common stock under this program. Under the terms of the Merger Agreement, without the prior consent of Washington Mutual, the Holding Company is prohibited from repurchasing any of its common stock. The Holding Company does not currently expect to seek such consent from Washington Mutual, although there can be no assurances that the Holding Company will not do so.

     Cash dividends declared and paid per share of the Holding Company's common stock were $0.12 for the second quarter of 2001 and $0.22 for the first six months of 2001. In comparison, during the three months and six months ended June 30, 2000, cash dividends declared and paid per share of the Holding Company's common stock were $0.08 and $0.14, respectively. On July 24, 2001, the Holding Company announced the declaration of a cash dividend of $0.12 per share on its common stock. This dividend will be paid on September 4, 2001 to the Holding Company's common stockholders of record as of the close of business on August 15, 2001. The Holding Company's common stock dividend payout ratios for the second quarter and first six months of 2001 were 16.67% and 15.83%, respectively, as compared with 25.81% and 15.56% for the second quarter and first six months of 2000, respectively. Under the terms of the Merger Agreement, the Holding Company, without the prior consent of Washington Mutual, is prohibited from declaring or paying any dividends or distributions on any shares of its stock, except for regular quarterly cash dividends on its common stock at rate of $0.12 per share, as long as the Holding Company does not need to borrow money to pay that dividend. The Holding Company does not currently expect to seek such consent from Washington Mutual, although there can be no assurances that the Holding Company will not do so.

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

     Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision (the "OTS"). At June 30, 2001, the Holding Company had available for issuance an aggregate of $250.0 million of debentures, notes or other unsecured evidences of indebtedness under an effective shelf registration with the Securities and Exchange Commission (the "Commission"). The debt securities issuable under this shelf registration, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

REGULATORY CAPITAL

     Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.5% of adjusted total assets, core ("tier 1") capital of at least 3.0% of adjusted total assets and total risk-based capital of at least 8.0% of risk-weighted assets. The Bank exceeded these capital requirements at June 30, 2001.

     Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of tier 1 capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets is 5.0% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At June 30, 2001, the Bank met the published standards for a well capitalized designation under these regulations.

     The following table sets forth the regulatory capital position of the Bank at the dates indicated (dollars in thousands):

                                     JUNE 30, 2001        DECEMBER 31, 2000
                                  -------------------    ------------------
                                    AMOUNT      RATIO      AMOUNT     RATIO
                                    ------      -----      ------     -----
      Tangible and core capital   $1,601,127     6.04%   $1,463,350    5.83%
      Tier 1 risk-based capital    1,601,127     8.96     1,463,350    8.54
      Total risk-based capital     1,876,463    10.51     1,732,712   10.11

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

     The Company remains a named defendant in two of the seven previously-disclosed purported class action lawsuits concerning the issue of whether certain payments -- known as "yield spread premiums" -- to mortgage brokers in connection with the making of residential real estate loans violated federal law: McDuffie (formerly Bailey) v. North American Mortgage Company, filed in the United States District Court for the Middle District of Alabama in October 1997, and Brigham v. North American Mortgage Company, filed in the United States District Court for the Middle District of Georgia in January 1998. Neither case has been certified as a class action. The other five cases have been dismissed.

     In a lawsuit not involving the Company, Culpepper v. Inland Mortgage Corp. ("Culpepper"), the United States Court of Appeals for the Eleventh Circuit (covering, in part, Alabama and Georgia) ruled on June 15, 2001 that the lower court in that case did not abuse its discretion in certifying a class action to determine the propriety of yield spread premium payments in connection with the making of the residential real estate loan at issue in that case. Culpepper was one of four cases involving broker compensation argued before the Eleventh Circuit, and the only one of the four cases in which the Circuit has to date rendered a decision. The defendant in Culpepper has filed for a rehearing before the full bench of the Eleventh Circuit.

     The Company continues to believe that its compensation programs for mortgage brokers comply with applicable laws and with accepted mortgage banking industry practices and that it has meritorious defenses to each of these actions. The Company intends to continue to oppose each of these actions vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Holding Company's Annual Meeting of Stockholders was held on June 13, 2001 (the "Annual Meeting"). Set forth below is a brief description of each matter voted upon at the Annual Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions as to each such matter.

(a)     Election of directors:

        The following individuals were duly elected as directors of the Holding
Company:

                                                                   TERM
                 NOMINEE                  FOR       WITHHELD    EXPIRATION
                 -------                  ---       --------    ----------
         Frederick C. Chen            100,205,689   4,963,826      2004
         J. Barclay Collins II        100,314,422   4,855,093      2003
         James F. Fulton              100,213,114   4,956,401      2003
         Virginia M. Kopp             100,201,922   4,967,593      2003
         James M. Large, Jr.          100,279,924   4,889,591      2004
         John Morning                 100,287,772   4,881,743      2004
         Sally Hernandez-Pinero       100,297,964   4,871,551      2003
         Eugene G. Schulz, Jr.        100,213,675   4,955,840      2004
         Norman R. Smith              100,372,736   4,796,779      2004
         Lawrence J. Toal             100,143,383   5,026,132      2003
         Anthony P. Terracciano       103,780,138   1,389,377      2004

     The following directors of the Board, whose terms did not expire at the Annual Meeting, continued to serve as directors of the Board following the Annual Meeting: Derrick D. Cephas; Richard W. Dalrymple; Fred B. Koons; Margaret Osmer-McQuade; Howard H. Newman; Howard Smith; and Ira T. Wender.

(b) A proposal regarding certain amendments to the Holding Company's 1991 Stock Incentive Plan was approved with 92,539,130 votes cast for, 11,938,294 votes cast against and 692,091 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None.

(b)  REPORTS ON FORM 8-K

     During the three-month period ended June 30, 2001, the Holding Company filed with the Commission the following Current Reports on Form 8-K:

     -- Dated April 19, 2001 and filed on April 20, 2001, reporting the issuance of (i) a press release announcing its financial results for the first quarter of 2001 and (ii) a press release announcing a cash dividend to be paid to common stockholders under Item 5 and filing copies of the press releases under Item 7.

     -- Dated June 25, 2001 and filed on June 26, 2001, reporting the announcement of the Merger Agreement under Item 5 and filing copies of the announcing press release and investor presentation materials under
          Item 7.

     -- Dated June 26, 2001 and filed on June 27, 2001, reporting the announcement of the Merger Agreement under Item 5 and filing copies of the Merger Agreement and other pertinent agreements under Item 7.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DIME BANCORP, INC.
                                  (Registrant)





Dated: August 13, 2001            By:    /s/ Lawrence J. Toal
                                         ---------------------------------------
                                         Lawrence J. Toal
                                         Chief Executive Officer, President
                                           and Chief Operating Officer


Dated: August 13, 2001            By:    /s/ Anthony R. Burriesci
                                         ---------------------------------------
                                         Anthony R. Burriesci
                                         Executive Vice President and
                                           Chief Financial Officer


Dated: August 13, 2001            By:    /s/ John F. Kennedy
                                         ---------------------------------------
                                         John F. Kennedy
                                         Controller and Chief Accounting Officer