Form 10-Q
period 2001-09-30
DIME BANCORP INC
filed 2001-11-14
CIK 919568

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                Yes  [x]                                      No  [ ]

As of October 31, 2001, the registrant had 118,384,494 shares of common stock, $0.01 par value, outstanding.

                               DIME BANCORP, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
             September 30, 2001 and December 31, 2000                          3

           Consolidated Statements of Operations for the Three Months
             and Nine Months Ended September 30, 2001 and 2000                 4

           Consolidated Statements of Changes in Stockholders' Equity
             for the Nine Months Ended September 30, 2001 and 2000             6

           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2001 and 2000                                 7

           Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11
Item 3.  Quantitative and Qualitative Disclosures about Market Risk           30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    30

Item 6.  Exhibits and Reports on Form 8-K                                     31

SIGNATURES                                                                    32

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                       DIME BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         2001               2000
                                                                                     ------------       ------------
 ASSETS
 Cash and due from banks                                                             $    395,726       $    421,685
 Money market investments                                                                  85,662             13,626
 Securities available for sale ($2,003,797 and $1,975,884 pledged as collateral
     at September 30, 2001 and December 31, 2000, respectively)                         2,270,833          2,851,043
 Federal Home Loan Bank of New York stock                                                 404,109            346,770
 Loans held for sale                                                                    4,350,209          2,804,767
 Loans receivable, net:
     Residential real estate loans                                                      7,688,742          7,916,035
     Commercial real estate loans                                                       4,513,200          4,152,874
     Consumer loans                                                                     3,281,127          3,050,377
     Business loans                                                                     1,012,547          1,167,878
                                                                                     ------------       ------------
         Total loans receivable                                                        16,495,616         16,287,164
     Allowance for loan losses                                                           (152,652)          (144,362)
                                                                                     ------------       ------------
         Total loans receivable, net                                                   16,342,964         16,142,802
                                                                                     ------------       ------------
 Premises and equipment, net                                                              183,330            187,746
 Mortgage servicing assets, net                                                           887,167          1,021,861
 Goodwill                                                                                 478,394            503,320
 Other assets                                                                           1,707,126          1,394,208
                                                                                     ------------       ------------
 Total assets                                                                        $ 27,105,520       $ 25,687,828
                                                                                     ============       ============
 LIABILITIES
 Deposits                                                                            $ 14,561,911       $ 13,976,941
 Federal funds purchased and securities sold under agreements to repurchase             3,232,896          3,082,322
 Other short-term borrowings                                                            4,819,148          4,545,199
 Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s junior
     subordinated deferrable interest debentures                                          152,262            152,243
 Other long-term debt                                                                   1,401,693          1,722,623
 Other liabilities                                                                        942,121            483,661
                                                                                     ------------       ------------
         Total liabilities                                                             25,110,031         23,962,989
                                                                                     ------------       ------------
 STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value (40,000,000 shares authorized; none issued)                  --                 --
 Common stock, $0.01 par value (350,000,000 shares authorized; 120,252,459
    shares issued at September 30, 2001 and December 31, 2000)                              1,203              1,203
 Additional paid-in capital                                                             1,185,543          1,153,376
 Warrants                                                                                  46,722             46,722
 Retained earnings                                                                        830,716            643,838
 Treasury stock, at cost (2,049,066 shares at September 30, 2001 and 3,401,666
     shares at December 31, 2000)                                                         (64,263)           (87,225)
 Accumulated other comprehensive loss                                                      (1,170)           (30,191)
 Unearned compensation                                                                     (3,262)            (2,884)
                                                                                     ------------       ------------
         Total stockholders' equity                                                     1,995,489          1,724,839
                                                                                     ------------       ------------
 Total liabilities and stockholders' equity                                          $ 27,105,520       $ 25,687,828
                                                                                     ============       ============

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    --------------------------     --------------------------
                                                                        2001           2000            2001           2000
                                                                    -----------    -----------     -----------    -----------
INTEREST INCOME
Loans held for sale                                                 $    83,179    $    46,956     $   230,795    $   110,552
Residential real estate loans receivable                                135,178        146,220         415,492        438,816
Commercial real estate loans receivable                                  68,011         82,569         221,745        227,494
Consumer loans receivable                                                55,649         61,147         174,171        170,902
Business loans receivable                                                18,251         25,540          62,890         72,414
Securities available for sale                                            35,604         73,156         124,782        211,608
Other interest-earning assets                                             7,603          8,595          25,819         25,794
                                                                    -----------    -----------     -----------    -----------
        Total interest income                                           403,475        444,183       1,255,694      1,257,580
                                                                    -----------    -----------     -----------    -----------
INTEREST EXPENSE
Deposits                                                                114,713        137,729         376,930        400,491
Borrowed funds                                                           99,349        149,684         354,778        389,502
                                                                    -----------    -----------     -----------    -----------
        Total interest expense                                          214,062        287,413         731,708        789,993
                                                                    -----------    -----------     -----------    -----------
        Net interest income                                             189,413        156,770         523,986        467,587
Provision for loan losses                                                14,000          7,000          42,000         21,000
                                                                    -----------    -----------     -----------    -----------
        Net interest income after provision for loan losses             175,413        149,770         481,986        446,587
                                                                    -----------    -----------     -----------    -----------
NON-INTEREST INCOME
Loan servicing and production fees                                       87,857         73,227         258,682        211,336
Banking service fees                                                     16,829         16,709          49,587         48,648
Securities and insurance brokerage fees                                   9,614         10,167          30,257         32,014
Loss upon designation for sale of mortgage-backed securities
    available for sale                                                       --        (87,441)             --        (87,441)
Net gains on sales and related activities                                74,631         35,998         248,267        103,156
Other                                                                     3,011          3,797          10,095         11,332
                                                                    -----------    -----------     -----------    -----------
        Total non-interest income                                       191,942         52,457         596,888        319,045
                                                                    -----------    -----------     -----------    -----------
NON-INTEREST EXPENSE
General and administrative expense:
    Compensation and employee benefits                                   94,468         77,237         264,596        228,685
    Occupancy and equipment                                              26,185         27,960          78,972         83,686
    Other                                                                38,291         36,772         108,756        109,968
                                                                    -----------    -----------     -----------    -----------
        Total general and administrative expense                        158,944        141,969         452,324        422,339
Amortization and valuation adjustments of mortgage servicing
    assets and related hedging activities                                52,225         32,631         177,025         92,872
Amortization of goodwill                                                  8,308          8,329          24,926         25,046
Restructuring and other special charges                                      --         43,537           2,101         97,792
                                                                    -----------    -----------     -----------    -----------
        Total non-interest expense                                      219,477        226,466         656,376        638,049
                                                                    -----------    -----------     -----------    -----------
Income (loss) before income tax expense (benefit) and cumulative
    effect of a change in accounting principle                          147,878        (24,239)        422,498        127,583
Income tax expense (benefit)                                             51,018         (7,700)        145,762         44,406
                                                                    -----------    -----------     -----------    -----------
Income (loss) before cumulative effect of a change in
    accounting principle                                                 96,860        (16,539)        276,736         83,177
Cumulative effect of a change in accounting principle, net of
    tax benefit of $7,815                                                    --             --         (10,521)            --
                                                                    -----------    -----------     -----------    -----------
Net income                                                          $    96,860    $   (16,539)    $   266,215    $    83,177
                                                                    ===========    ===========     ===========    ===========

                       DIME BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS -- CONTINUED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                             ----------------       -----------------
                                                              2001       2000        2001        2000
                                                             -----      -----       -----       -----
PER COMMON SHARE
Basic earnings (loss):
  Income (loss) before cumulative effect of a change in
    accounting principle                                     $0.83      $(0.16)     $2.39       $0.75
  Cumulative effect of a change in accounting principle         --         --       (0.09)         --
                                                             -----      -----       -----       -----
  Net income (loss)                                          $0.83      $(0.16)     $2.30       $0.75
                                                             =====      =====       =====       =====
Diluted earnings (loss):
  Income (loss) before cumulative effect of a change in
      accounting principle                                   $0.77      $(0.16)     $2.25       $0.74
  Cumulative effect of a change in accounting principle         --         --       (0.09)         --
                                                             -----      -----       -----       -----
  Net income (loss)                                          $0.77      $(0.16)     $2.16       $0.74
                                                             =====      =====       =====       =====
Cash dividends declared                                      $0.12      $0.08       $0.34       $0.22

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ---------------------------
                                                                       2001            2000
                                                                   -----------     -----------
PREFERRED STOCK
Balance at beginning of period                                     $        --     $        --
Issuance of preferred stock                                                 --         168,931
                                                                   -----------     -----------
   Balance at end of period                                                 --         168,931
                                                                   -----------     -----------
COMMON STOCK
Balance at beginning of period                                           1,203           1,203
                                                                   -----------     -----------
   Balance at end of period                                              1,203           1,203
                                                                   -----------     -----------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                       1,153,376       1,166,530
Tax benefit associated with stock-based compensation plans              32,671           1,484
Cost of issuing Litigation Tracking Warrants (TM)                         (504)             --
Cost of issuing preferred stock and warrants                                --         (13,187)
                                                                   -----------     -----------
   Balance at end of period                                          1,185,543       1,154,827
                                                                   -----------     -----------
WARRANTS
Balance at beginning of period                                          46,722              --
Issuance of warrants                                                        --          41,235
                                                                   -----------     -----------
   Balance at end of period                                             46,722          41,235
                                                                   -----------     -----------
RETAINED EARNINGS
Balance at beginning of period                                         643,838         670,343
Net income                                                             266,215          83,177
Cash dividends declared on preferred stock                                  --            (961)
Cash dividends declared on common stock                                (39,477)        (24,356)
Issuance of treasury stock under stock-based compensation plans        (39,860)         (4,631)
                                                                   -----------     -----------
   Balance at end of period                                            830,716         723,572
                                                                   -----------     -----------
TREASURY STOCK, AT COST
Balance at beginning of period                                         (87,225)       (230,035)
Purchase of treasury stock                                            (115,962)        (45,061)
Issuance of treasury stock under stock-based compensation plans        138,924          21,676
                                                                   -----------     -----------
   Balance at end of period                                            (64,263)       (253,420)
                                                                   -----------     -----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period                                         (30,191)        (87,257)
Other comprehensive income                                              29,021          40,524
                                                                   -----------     -----------
   Balance at end of period                                             (1,170)        (46,733)
                                                                   -----------     -----------
UNEARNED COMPENSATION
Balance at beginning of period                                          (2,884)         (4,679)
Issuance of restricted stock                                            (4,369)        (15,114)
Amortization of unearned compensation                                    3,991          16,348
                                                                   -----------     -----------
   Balance at end of period                                             (3,262)         (3,445)
                                                                   -----------     -----------
Total stockholders' equity                                         $ 1,995,489     $ 1,786,170
                                                                   ===========     ===========

          See accompanying notes to consolidated financial statements.

                       DIME BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               ---------------------------
                                                                                   2001            2000
                                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $   266,215     $    83,177
Adjustments to reconcile net income to net cash used by
  operating activities:
    Depreciation, amortization and accretion, net                                  240,434         171,865
    Mortgage servicing assets valuation adjustments                                 93,857              --
    Provision for deferred income tax expense                                       63,219          31,507
    Provision for loan losses                                                       42,000          21,000
    Net securities (gains) losses                                                   (3,653)         84,582
    Restructuring charge                                                                --          38,092
    Net increase in loans held for sale                                         (1,465,607)       (629,885)
    Other, net                                                                    (225,673)       (257,452)
                                                                               -----------     -----------
      Net cash used by operating activities                                       (989,208)       (457,114)
                                                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                             1,581,328         746,182
Proceeds from maturities of securities available for sale                          394,941         441,117
Purchases of securities available for sale                                        (175,444)       (751,252)
Purchases of Federal Home Loan Bank of New York stock                              (57,339)             --
Loans receivable originated and purchased, net of principal payments            (1,317,959)     (1,192,363)
Proceeds from sales of loans                                                        14,105          34,794
Proceeds from sales of other real estate owned                                      12,925          19,612
Net purchases of premises and equipment                                            (19,294)        (16,042)
                                                                               -----------     -----------
       Net cash provided (used) by investing activities                            433,263        (717,952)
                                                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                576,798        (358,288)
Net increase in borrowings with original maturities of three months or less        249,691       1,898,046
Proceeds from other borrowings                                                     624,776              --
Repayments of other borrowings                                                    (787,995)       (586,873)
Purchases of treasury stock                                                       (115,962)        (45,061)
Proceeds from issuances of treasury stock                                           94,695           1,931
Proceeds from issuance of preferred stock and warrants                                  --         196,979
Cash dividends paid                                                                (39,477)        (25,317)
Other                                                                                 (504)             --
                                                                               -----------     -----------
       Net cash provided by financing activities                                   602,022       1,081,417
                                                                               -----------     -----------
Net increase (decrease) in cash and cash equivalents                                46,077         (93,649)
Cash and cash equivalents at beginning of period                                   435,311         432,455
                                                                               -----------     -----------
Cash and cash equivalents at end of period                                     $   481,388     $   338,806
                                                                               ===========     ===========
Supplemental cash flow information:
  Interest payments on deposits and borrowed funds                             $   741,730     $   786,010
  Income tax (refunds) payments, net                                                (5,305)         49,074
Supplemental non-cash investing information:
  Securitization of loans receivable                                             1,121,593         272,024

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

      In the opinion of management, the unaudited consolidated financial statements of Dime Bancorp, Inc. (the "Holding Company") and subsidiaries (collectively, the "Company") included herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements as of the dates, or for the periods, indicated. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "2000 10-K"). The results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain amounts in prior periods have been reclassified to conform with the current presentation.

NOTE 2 -- PENDING MERGER

      On June 25, 2001, the Holding Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Washington Mutual, Inc. ("Washington Mutual"), headquartered in Seattle, Washington, pursuant to which the Holding Company will merge with and into Washington Mutual, with Washington Mutual as the surviving corporation (the "Merger"). The Merger, which is currently expected to be completed in January 2002, is subject to regulatory approvals and the approval of the Holding Company's stockholders. The Special Meeting of the Holding Company's stockholders to vote on the Merger is scheduled for November 27, 2001.

      The value of the merger consideration per share of the Holding Company's common stock will be the sum of (i) $11.6245 and (ii) 0.7511 times the average of the closing prices for Washington Mutual's common stock during the ten consecutive full trading days ending on the tenth business day before the completion of the Merger.

      The Holding Company's common stockholders will be entitled to elect to receive merger consideration in the form of Washington Mutual common stock, cash, or a combination thereof. However, because the total amount of cash consideration payable in the Merger is fixed at $1,428,809,000 pursuant to the Merger Agreement, each of the Holding Company's stockholders, regardless of their choice, may actually receive a combination of cash and shares of Washington Mutual's common stock for their shares of the Holding Company's common stock.

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

      The Company uses various derivative instruments as hedges against the risk that fluctuations in interest rates will cause unfavorable changes in the fair value of certain of its securities available for sale, loans receivable, deposits and borrowed funds. At September 30, 2001, all such derivatives were accounted for as fair value hedges and included pay fixed/receive variable and pay variable/receive fixed interest rate swaps (certain of which are forward starting), zero coupon pay variable interest rate swaps, interest rate caps and interest rate cap corridors. In addition, the Company hedges the interest rate risk associated with sales of loans into the secondary market. Adverse market interest rate changes between the time an interest rate-lock commitment is granted to a customer and the time the loan is sold to an investor can erode the fair value of that loan. Therefore, at September 30, 2001, the Company used forward sales transactions, which are accounted for as fair value hedges, to hedge its loans held for sale. The interest rate-locked committed pipeline, to the extent projected to be closed and sold in the secondary market, as well as the related forward loan sales contracts, are considered derivatives under SFAS No. 133; however, such derivatives do not qualify for hedge accounting and are recorded at estimated fair value. For hedges of interest-earning assets and interest-bearing liabilities, net gains of $0.9 million and $1.1 million were reflected in "Net gains on sales and related activities" for the three months and nine months ended September 30, 2001, respectively, representing the sum of
(i) changes in the fair value of purchased option-based derivative instruments related to time value (which are excluded from the assessment of hedge effectiveness) and (ii) the ineffective portion of the hedges.

      The Company also uses various derivative instruments as fair value hedges in order to protect against the adverse impact on the fair value of the Company's mortgage servicing assets of declines in long-term interest rates and the consequent increase in mortgage loan prepayment rates. At September 30, 2001, these instruments included forward purchases of mortgage-backed securities ("MBS"), pay fixed/receive variable and pay variable/receive fixed interest rate swaps (the pay fixed/receive variable interest rate swaps are used to hedge certain risks in the forward purchases of MBS), interest rate swaptions, interest rate floors and interest rate flooridors. Included as a component of "Amortization and valuation adjustments of mortgage servicing assets and related hedging activities" for the three months and nine months ended September 30, 2001 were net gains of $44.9 million and $82.4 million, respectively, representing the sum of (i) changes in the fair value of purchased option-based derivative instruments related to time value (which are excluded from the assessment of hedge effectiveness) and (ii) the ineffective portion of the hedges.

NOTE 4 -- EARNINGS (LOSS) PER COMMON SHARE

      The following table sets forth information used to calculate basic and diluted earnings (loss) per common share for the periods indicated (in thousands, except per share data):

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                           ----------------------     -----------------------
                                                              2001         2000          2001          2000
                                                           ---------    ---------     ---------     ---------
Income (loss) before cumulative effect of a change in
  accounting principle                                     $  96,860    $ (16,539)    $ 276,736     $  83,177
Preferred stock dividends                                         --         (961)           --          (961)
                                                           ---------    ---------     ---------     ---------
  Income (loss) before cumulative effect of a change in
    accounting principle applicable to
    common stockholders                                       96,860      (17,500)      276,736        82,216
Cumulative effect of a change in accounting principle             --           --       (10,521)           --
                                                           ---------    ---------     ---------     ---------
Net income (loss) applicable to common stockholders        $  96,860    $ (17,500)    $ 266,215     $  82,216
                                                           =========    =========     =========     =========

Weighted average basic common shares outstanding             117,379      109,323       115,851       110,048
Effects of dilutive securities:
  Common stock options and restricted common stock             1,918           --         2,189           611
  Warrants to purchase Series C and Series D
    preferred stock                                            6,278           --         5,038            --
                                                           ---------    ---------     ---------     ---------

Weighted average diluted common shares outstanding           125,575      109,323       123,078       110,659
                                                           =========    =========     =========     =========
Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of a change in
    accounting principle                                   $    0.83    $   (0.16)    $    2.39     $    0.75
  Cumulative effect of a change in accounting principle           --           --         (0.09)           --
                                                           ---------    ---------     ---------     ---------
  Net income (loss)                                        $    0.83    $   (0.16)    $    2.30     $    0.75
                                                           =========    =========     =========     =========
Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of a change in
    accounting principle                                   $    0.77    $   (0.16)    $    2.25     $    0.74
  Cumulative effect of a change in accounting principle           --           --         (0.09)           --
                                                           ---------    ---------     ---------     ---------
  Net income (loss)                                        $    0.77    $   (0.16)    $    2.16     $    0.74
                                                           =========    =========     =========     =========

NOTE 5 -- COMPREHENSIVE INCOME

      The following table sets forth the Company's comprehensive income for the periods indicated (in thousands):

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                        2001        2000         2001        2000
                                                      --------    --------     --------    --------
             Net income (loss)                        $ 96,860    $(16,539)    $266,215    $ 83,177
             Other comprehensive income, net
               of taxes:
                  Net unrealized gain on
                    securities available for sale
                    arising during the period, net
                    of reclassification adjustment      21,070      53,518       29,021      40,524
                                                      --------    --------     --------    --------
             Comprehensive income                     $117,930    $ 36,979     $295,236    $123,701
                                                      ========    ========     ========    ========

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method, thereby eliminating the use of the pooling of interests method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

      In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization but rather will be subject to assessment for impairment on at least an annual basis by application of a fair value-based test. For the Company, the provisions of SFAS No. 142 are required to be applied effective January 1, 2002. The Company does not currently expect to recognize impairment upon its initial adoption of SFAS No. 142. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income for the year 2002 of approximately $25 million.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are required to be adopted by the Company effective January 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will materially impact its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this quarterly report on Form 10-Q are forward-looking and may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control and general economic conditions, which may be adversely affected by the September 11th terrorist attacks.

PENDING MERGER

      On June 25, 2001, the Holding Company and Washington Mutual entered into the Merger Agreement, pursuant to which the Holding Company will merge with and into Washington Mutual, with Washington Mutual as the surviving corporation. The Merger, which is currently expected to be completed in January 2002, is subject to regulatory approvals and the approval of the Holding Company's stockholders.

RESULTS OF OPERATIONS

    General

      The Company reported net income of $96.9 million, or $0.77 per diluted common share, for the quarter ended September 30, 2001, as compared with a net loss of $16.5 million, or $0.16 per diluted common share, for the quarter ended September 30, 2000. For the first nine months of 2001, the Company reported net income of $266.2 million, or $2.16 per diluted common share, as compared with net income of $83.2 million, or $0.74 per diluted common share, for the first nine months of 2000. Net income and diluted earnings per common share for the nine months ended September 30, 2001 were reduced by $10.5 million and $0.09, respectively, as a result of the cumulative effect of a change in accounting principle resulting from the adoption, on January 1, 2001, of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

      The Company recognized aggregate pre-tax special charges, which consist of amounts reported in the accompanying Consolidated Statements of Operations under the captions "Loss upon designation for sale of mortgage-backed securities available for sale" and "Restructuring and other special charges," of $2.1 million during the first nine months of 2001, all of which were incurred during the second quarter of 2001, $131.0 million during the third quarter of 2000 and $185.2 million during the first nine months of 2000. (For a further discussion of these charges, see "Non-Interest Income" and "Non-Interest Expense.") On an after-tax basis, these special charges totaled $1.4 million, $85.9 million and $118.1 million for the first nine months of 2001, the third quarter of 2000 and the first nine months of 2000, respectively.

      Reported net income for the third quarter of 2001, which did not include any special charges, was up $27.5 million, or 39.6%, from net income before special charges of $69.4 million for the third quarter of 2000. Net income before special charges for the first nine months of 2001 of $267.6 million increased $66.3 million, or 33.0%, from $201.3 million for the first nine months of 2000. Reported diluted earnings per common share for the third quarter of 2001 increased $0.18, or 30.5%, from diluted earnings before special charges per common share of $0.59 for the comparable quarter of 2000. Diluted earnings before special charges per common share were $2.17 for the first nine months of 2001, an increase of $0.40, or 22.6%, from $1.77 for the same period one year ago. These improvements were achieved substantially as a result of strong residential real estate loan production and related sales activities resulting from the relatively lower interest rate environment in the 2001 periods, growth in net interest income and the impact of a plan implemented by the Company in September 2000 to reduce annual expenses by approximately $50 million (the "Expense Reduction Initiative"), the primary components of which included a reduction in the employee complement through both terminations and attrition, the consolidation of selected operational functions and the consolidation or disposal of certain facilities.

      The annualized returns on average assets and average stockholders' equity on a reported basis for the third quarter of 2001 were 1.45% and 20.31%, respectively. In comparison, the annualized returns on average assets and average stockholders' equity on a net income before special charges basis for the third quarter of 2000 were 1.10% and 16.09%, respectively. Annualized returns on average assets and average stockholders' equity on a net income before special charges basis for the first nine months of 2001 were 1.35% and 19.83%, respectively, as compared with 1.10% and 16.73%, respectively, for the first nine months of 2000.

      The Company believes that net income before special charges data, when taken in conjunction with reported results, provides useful information in evaluating performance on a comparable basis, although not currently a required basis for reporting financial results under generally accepted accounting principles.

    Net Interest Income

      Net interest income on a taxable-equivalent basis amounted to $189.6 million for the quarter ended September 30, 2001, up $32.2 million from the comparable quarter of 2000, and $524.9 million for the first nine months of 2001, an increase of $55.7 million from the same period one year ago. These increases were driven by a widening of the net interest margin, coupled with growth in average interest-earning assets.

      The net interest margin rose to 3.23% for the third quarter of 2001 from 2.84% for the third quarter of 2000 and to 2.99% for the first nine months of 2001 from 2.89% for the comparable period of 2000. The interest rate spread was 3.32% and 3.10% for the third quarter and first nine months of 2001, respectively, as compared with 2.92% and 2.99% for the third quarter and first nine months of 2000, respectively. The improvements in the net interest margin and interest rate spread reflect a steepening of the yield curve, favorable changes in the asset/liability mix and the net favorable effect of lower short-term interest rates. The yield on average interest-earning assets declined 101 basis points for the third quarter of 2001 and 50 basis points for the first nine months of 2001, as compared with the respective prior year periods, while the cost of average interest-bearing liabilities declined 141 basis points for the third quarter of 2001 and 61 basis points for the first nine months of 2001, as compared with the respective prior year periods.

      Average interest-earning assets increased $918.5 million for the third quarter of 2001 and $1.5 billion for the first nine months of 2001, as compared with the corresponding periods of 2000. The average balance of loans held for sale increased $2.3 billion for the third quarter of 2001 and $2.4 billion for the first nine months of 2001, as compared with the respective periods one year ago, reflective of the relatively higher loan production levels during the 2001 periods resulting, in large part, from the lower interest rate environment. In addition, the average balances of non-residential loans (which consist of commercial real estate, consumer and business loans) rose

$689.0 million for the third quarter of 2001, as compared with the same year ago quarter, and $940.6 million for the nine months ended September 30, 2001, as compared with the corresponding 2000 period. Non-residential loans represented 52.6% of total average loans receivable for the third quarter of 2001, up from 49.4%, for the third quarter of 2000, and 52.0% for the first nine months of 2001, an increase from 47.9% for the first nine months of 2000. The growth in loans held for sale and non-residential loans was partially offset by declines in average MBS of $1.8 billion, or 49.6%, for the third quarter of 2001, as compared with the third quarter of 2000, and $1.5 billion, or 43.1%, for the first nine months of 2001, as compared with the same period of 2000. The reductions in average MBS were largely due to the effects of sales pursuant to a plan implemented in the third quarter of 2000 as part of a balance sheet repositioning.

      Average interest-bearing liabilities increased $1.1 billion in the third quarter of 2001, as compared with the third quarter of 2000, and $1.6 billion for the first nine months of 2001, as compared with the same period one year ago. These increases reflect higher levels of average borrowed funds, resulting, in part, from the funding of the higher levels of residential real estate loan production, as well as higher levels of average core deposits (which consist of demand, savings and money market deposits and are generally less costly than the Company's time deposits and borrowed funds).

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

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------------------------------------------
                                                               2001                                2000
                                                ----------------------------------  ----------------------------------
                                                                           AVERAGE                             AVERAGE
                                                  AVERAGE                   YIELD/    AVERAGE                   YIELD/
                                                  BALANCE       INTEREST     COST     BALANCE       INTEREST     COST
                                                -----------   -----------  -------  -----------   -----------  -------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans held for sale                          $ 4,480,140   $    83,179   7.38%   $ 2,176,925   $    46,956   8.60%
   Loans receivable:
     Residential real estate                      7,736,232       135,178   6.99      8,075,310       146,220   7.24
     Commercial real estate                       4,344,181        68,011   6.25      3,911,865        82,569   8.43
     Consumer                                     3,209,162        55,649   6.88      2,873,719        61,147   8.49
     Business                                     1,029,321        18,251   7.04      1,108,100        25,540   9.16
                                                -----------   -----------           -----------   -----------
          Total loans receivable                 16,318,896       277,089   6.78     15,968,994       315,476   7.89
                                                -----------   -----------           -----------   -----------
  Securities available for sale:
     MBS                                          1,779,252        28,887   6.49      3,531,442        64,601   7.32
     Other                                          401,360         6,922   6.90        470,938         9,233   7.84
                                                -----------   -----------           -----------   -----------
          Total securities available for sale     2,180,612        35,809   6.57      4,002,380        73,834   7.38
                                                -----------   -----------           -----------   -----------
  Other interest-earning assets                     564,686         7,603   5.35        477,530         8,595   7.17
                                                -----------   -----------           -----------   -----------
          Total interest-earning assets          23,544,334       403,680   6.84     22,625,829       444,861   7.85
                                                -----------   -----------           -----------   -----------
Other assets                                      3,240,004                           2,565,758
                                                -----------                         -----------
Total assets                                    $26,784,338                         $25,191,587
                                                ===========                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
     Core:
       Demand                                   $ 2,767,818         2,662   0.38    $ 2,198,487         1,898   0.34
       Savings                                    2,323,618        12,660   2.16      2,323,481        12,637   2.16
       Money market                               3,141,203        23,442   2.96      3,166,359        35,179   4.42
                                                -----------   -----------           -----------   -----------
          Total core                              8,232,639        38,764   1.87      7,688,327        49,714   2.57
     Time                                         6,304,249        75,949   4.78      6,345,445        88,015   5.52
                                                -----------   -----------           -----------   -----------
          Total deposits                         14,536,888       114,713   3.13     14,033,772       137,729   3.90
                                                -----------   -----------           -----------   -----------
    Borrowed funds:
     Federal funds purchased and securities
       sold under agreements to repurchase        3,176,905        29,064   3.63      3,900,374        65,463   6.57
     Other short-term borrowings                  4,748,158        44,354   3.71      3,810,397        61,872   6.35
     Long-term debt                               1,671,651        25,931   6.18      1,259,018        22,349   7.02
                                                -----------   -----------           -----------   -----------
          Total borrowed funds                    9,596,714        99,349   4.11      8,969,789       149,684   6.54
                                                -----------   -----------           -----------   -----------
          Total interest-bearing liabilities     24,133,602       214,062   3.52     23,003,561       287,413   4.93
                                                -----------   -----------           -----------   -----------
Other liabilities                                   742,645                             463,419
Stockholders' equity                              1,908,091                           1,724,607
                                                -----------                         -----------
Total liabilities and stockholders' equity      $26,784,338                         $25,191,587
                                                ===========                         ===========
Net interest income                                           $   189,618                         $   157,448
                                                              ===========                         ===========
Interest rate spread                                                        3.32                                2.92
Net interest margin                                                         3.23                                2.84

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------------------------------------------
                                                               2001                                2000
                                                ----------------------------------  ----------------------------------
                                                                           AVERAGE                             AVERAGE
                                                  AVERAGE                   YIELD/    AVERAGE                   YIELD/
                                                  BALANCE       INTEREST     COST     BALANCE       INTEREST     COST
                                                -----------   -----------  -------  -----------   -----------  -------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans held for sale                          $ 4,139,159   $   230,795   7.45%   $ 1,760,650   $   110,552   8.38%
   Loans receivable:
     Residential real estate                      7,812,355       415,492   7.09      8,163,238       438,816   7.17
     Commercial real estate                       4,252,142       221,745   6.96      3,715,539       227,494   8.17
     Consumer                                     3,113,573       174,171   7.47      2,707,831       170,902   8.42
     Business                                     1,085,413        62,890   7.74      1,087,189        72,414   8.88
                                                -----------   -----------           -----------   -----------
          Total loans receivable                 16,263,483       874,298   7.17     15,673,797       909,626   7.74
                                                -----------   -----------           -----------   -----------
   Securities available for sale:
     MBS                                          1,985,725       102,910   6.91      3,488,495       187,398   7.16
     Other                                          419,667        22,825   7.25        443,466        25,891   7.78
                                                -----------   -----------           -----------   -----------
          Total securities available for sale     2,405,392       125,735   6.97      3,931,961       213,289   7.23
                                                -----------   -----------           -----------   -----------
   Other interest-earning assets                    540,120        25,819   6.39        494,360        25,794   6.97
                                                -----------   -----------           -----------   -----------
          Total interest-earning assets          23,348,154     1,256,647   7.18     21,860,768     1,259,261   7.68
                                                -----------   -----------           -----------   -----------
Other assets                                      3,094,433                           2,512,257
                                                -----------                         -----------
Total assets                                    $26,442,587                         $24,373,025
                                                ===========                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Deposits:
     Core:
       Demand                                   $ 2,668,754         7,163   0.36    $ 2,128,466         5,576   0.35
       Savings                                    2,276,786        36,720   2.16      2,348,853        38,059   2.16
       Money market                               3,186,989        84,362   3.54      3,218,565       101,031   4.19
                                                -----------   -----------           -----------   -----------
          Total core                              8,132,529       128,245   2.11      7,695,884       144,666   2.51
     Time                                         6,302,183       248,685   5.28      6,478,120       255,825   5.28
                                                -----------   -----------           -----------   -----------
          Total deposits                         14,434,712       376,930   3.49     14,174,004       400,491   3.77
                                                -----------   -----------           -----------   -----------
   Borrowed funds:
     Federal funds purchased and securities
       sold under agreements to repurchase        3,296,530       113,419   4.60      3,547,070       168,483   6.24
     Other short-term borrowings                  4,320,071       146,439   4.53      3,319,496       153,695   6.08
     Long-term debt                               1,900,678        94,920   6.67      1,293,838        67,324   6.89
                                                -----------   -----------           -----------   -----------
          Total borrowed funds                    9,517,279       354,778   4.98      8,160,404       389,502   6.28
                                                -----------   -----------           -----------   -----------
          Total interest-bearing liabilities     23,951,991       731,708   4.08     22,334,408       789,993   4.69
                                                -----------   -----------           -----------   -----------
Other liabilities                                   691,272                             434,209
Stockholders' equity                              1,799,324                           1,604,408
                                                -----------                         -----------
Total liabilities and stockholders' equity      $26,442,587                         $24,373,025
                                                ===========                         ===========
Net interest income                                           $   524,939                         $   469,268
                                                              ===========                         ===========
Interest rate spread                                                        3.10                                2.99
Net interest margin                                                         2.99                                2.89

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

                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                     SEPTEMBER 30, 2001 VERSUS 2000         SEPTEMBER 30, 2001 VERSUS 2000
                                  -----------------------------------    -----------------------------------
                                           INCREASE (DECREASE)                    INCREASE (DECREASE)
                                  -----------------------------------    -----------------------------------
                                    DUE TO       DUE TO                    DUE TO       DUE TO
                                    VOLUME        RATE        TOTAL        VOLUME        RATE        TOTAL
                                  ---------    ---------    ---------    ---------    ---------    ---------
                                                                (IN THOUSANDS)
Interest income:
  Loans held for sale             $  43,567    $  (7,344)   $  36,223    $ 133,903    $ (13,660)   $ 120,243
  Loans receivable                    6,781      (45,168)     (38,387)      33,370      (68,698)     (35,328)
  Securities available for sale     (30,634)      (7,391)     (38,025)     (80,055)      (7,499)     (87,554)
  Other interest-earning assets       1,403       (2,395)        (992)       2,283       (2,258)          25
                                  ---------    ---------    ---------    ---------    ---------    ---------
    Total interest income            21,117      (62,298)     (41,181)      89,501      (92,115)      (2,614)
                                  ---------    ---------    ---------    ---------    ---------    ---------
Interest expense:
  Deposits                            4,788      (27,804)     (23,016)       7,257      (30,818)     (23,561)
  Borrowed funds                      9,844      (60,179)     (50,335)      58,643      (93,367)     (34,724)
                                  ---------    ---------    ---------    ---------    ---------    ---------
    Total interest expense           14,632      (87,983)     (73,351)      65,900     (124,185)     (58,285)
                                  ---------    ---------    ---------    ---------    ---------    ---------
Net interest income               $   6,485    $  25,685    $  32,170    $  23,601    $  32,070    $  55,671
                                  =========    =========    =========    =========    =========    =========

    Provision for Loan Losses

      The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses (see "Management of Credit Risk"), amounted to $14.0 million for the third quarter of 2001 and $42.0 million for the first nine months of 2001. In comparison, the provision for loan losses was $7.0 million and $21.0 million for the three- and nine-month periods ended September 30, 2000, respectively. The increases in the provision for loan losses were consistent with the Company's intent to migrate its allowance for loan losses to a level commensurate with its changing loan portfolio mix.

    Non-Interest Income

      Non-interest income totaled $191.9 million and $596.9 million for the third quarter and first nine months of 2001, respectively, as compared with $52.5 million and $319.0 million for the third quarter and first nine months of 2000, respectively. Non-interest income for each of the 2000 periods was reduced by an $87.4 million other than temporary impairment in value loss recognized upon the designation for sale of $1.8 billion of MBS available for sale as part of a balance sheet repositioning by the Company in the third quarter. Excluding this special charge, non-interest income rose $52.0 million, or 37.2%, for the third quarter of 2001 and $190.4 million, or 46.8%, for the first nine months of 2001, as compared with the corresponding periods in 2000. These increases largely resulted from the favorable impact on net gains on loan sales and loan production fees of substantially higher residential real estate loan production in the 2001 periods as compared with the 2000 periods. Non-interest income represented 50.3% of total revenue (net interest income plus non-interest income) for the third quarter of 2001 and 53.3% of total revenue for the first nine months of 2001. Excluding the special charge associated with the designation for sale of MBS, non-interest income represented 47.2% of total revenue for the third quarter of 2000 and 46.5% of total revenue for the first nine months of 2000.

      Loan servicing and production fees amounted to $87.9 million for the third quarter of 2001, an increase of $14.6 million, or 20.0%, from the comparable quarter of 2000. Loan servicing and production fees for the first nine months of 2001 were $258.7 million, up $47.3 million, or 22.4%, from the same period one year ago. The higher levels of such fees were largely attributable to growth in loan production fees to $30.3 million for the third quarter of 2001 from $19.0 million for the third quarter of 2000 and to $89.6 million for the first nine months of 2001 from $49.3 million for the first nine months of 2000. Driving the increases in loan production fees was growth in residential real estate loan production to $11.2 billion and $33.0 billion for the three and nine months ended September 30, 2001, respectively, from $5.6 billion and $13.7 billion for the three and nine months ended

September 30, 2000, respectively, resulting primarily from significantly higher levels of refinance activity and, to a lesser extent, higher levels of originations of loans for home purchases.

      At September 30, 2001, the Company's portfolio of mortgage loans serviced for others (excluding loans being subserviced by the Company) amounted to $43.7 billion, up $2.7 billion from December 31, 2000 and up
$3.9 billion from September 30, 2000. This portfolio consists substantially of residential real estate loans, the underlying weighted average note rates of which were 7.25%, 7.40% and 7.37% at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. In connection with sales of mortgage loan servicing rights, the Company was subservicing $7.2 billion of loans at September 30, 2001, as compared with $3.1 billion and $2.8 billion at December 31, 2000 and September 30, 2000, respectively. The Company receives fees for subservicing loans until the transfer of the servicing responsibility to the purchasers of the servicing rights. It had been the Company's recent practice to sell the majority of the mortgage servicing rights associated with its newly-originated residential real estate loans held for sale under contractual flow sale arrangements; however, in light of the expiration in July 2001 of one of its contractual flow sale arrangements, coupled with the pending Merger, the Company has significantly reduced its sales of mortgage servicing rights.

      Net gains on sales and related activities were $74.6 million for the three months ended September 30, 2001, up $38.6 million from the same quarter one year ago. Net gains on sales and related activities for the first nine months of 2001 were $248.3 million, an increase of $145.1 million from the comparable prior year period. These increases largely reflect growth in loan sales to $10.5 billion for the third quarter of 2001 from $5.0 billion for the comparable 2000 quarter and to $28.5 billion for the first nine months of 2001 from $11.9 billion for the same period one year ago. Under SFAS No. 133, gains resulting from the production and sale of loans into the secondary market are recorded at the time value is created during the residential mortgage origination process. Under prior guidelines, the value of loans originated for sale was recognized only upon actual sale. Approximately $29.5 million of net gains recorded during the first quarter of 2001 would have been recorded during the fourth quarter of 2000 had SFAS No. 133 been in effect at that time.

    Non-Interest Expense

      Non-interest expense amounted to $219.5 million for the third quarter of 2001, down $7.0 million from the third quarter of 2000, and $656.4 million for the first nine months of 2001, an increase of $18.3 million from the comparable period of 2000. Excluding restructuring and other special charges, which amounted to $2.1 million for the first nine months of 2001, $43.5 million for the third quarter of 2000 and $97.8 million for the first nine months of 2000 (there were no such charges during the 2001 third quarter), non-interest expense was up $36.5 million, or 20.0%, for the third quarter of 2001 and up $114.0 million, or 21.1%, for the first nine months of 2001, as compared with the corresponding periods of 2000. These increases were largely attributable to higher amortization and valuation adjustments of mortgage servicing assets and related hedging activities, coupled with higher levels of mortgage banking-related general and administrative ("G&A") expense.

      G&A expense totaled $158.9 million for the third quarter of 2001, an increase of $17.0 million from the same quarter one year ago. For the first nine months of 2001, G&A expense was $452.3 million, up $30.0 million from the comparable year-ago period. The higher G&A expense levels were fueled by increases in variable mortgage-banking related expenses resulting from growth in residential real estate loan production, which more than offset the favorable effects of the Expense Reduction Initiative. A substantial portion of the $50 million of expense reductions under the Expense Reduction Initiative was achieved by December 31, 2000, and the program was completed by June 30, 2001. The efficiency ratio improved to 41.7% for the third quarter of 2001 from 47.9% for the same quarter of 2000 and to 40.4% for the first nine months of 2001 from 48.3% for the corresponding period of 2000.

      Amortization and valuation adjustments of mortgage servicing assets and related hedging activities amounted to $52.2 million for the third quarter of 2001 and $177.0 million for the first nine months of 2001, up from $32.6 million for the third quarter of 2000 and $92.9 million for the first nine months of 2000. These increases occurred largely due to higher amortization resulting from sharp increases in prepayment activity of the loans underlying the mortgage servicing assets portfolio in response to the lower mortgage interest rate environment during the 2001 periods. Included in the third quarter and first nine months of 2001 were charges of $42.2 million and $93.9 million, respectively, as valuation allowances against the mortgage servicing assets, the impact of which was more than offset in the third quarter of 2001 and partially offset in the first nine months of 2001 by net gains (including those associated with net accruals and cash payments) of $44.7 million and $84.3 million, respectively, associated with related hedging activities.

      Restructuring charges of $38.1 million were incurred during the third quarter and first nine months of 2000 in connection with the Expense Reduction Initiative. There were no restructuring charges incurred during the comparable 2001 periods. Other special charges for the first nine months of 2001 were $2.1 million, all of which were recognized during the second quarter of 2001. These special charges were largely associated with the accelerated vesting of certain of the Holding Company's restricted common stock as a result of its entering into the Merger Agreement. Other special charges incurred during the third quarter and first nine months of 2000 totaled $5.4 million and $59.7 million, respectively, and were associated with the defense of a hostile takeover attempt of the Holding Company, which ultimately expired by its terms in September 2000, the accelerated vesting during the 2000 second quarter of the Holding Company's restricted common stock triggered by this hostile takeover attempt and the termination, in April 2000, of a merger agreement.

    Income Tax Expense (Benefit)

      Income tax expense (benefit) amounted to $51.0 million and $145.8 million for the three- and nine-month periods ended September 30, 2001, respectively, as compared with $(7.7) million and $44.4 million for the three- and nine-month periods ended September 30, 2000, respectively. The Company's effective income tax rates, on both a reported basis and a net income before special charges basis, were 34.5% for each of the third quarter and first nine months of 2001. For the third quarter and first nine months of 2000, the Company's effective income tax rates on a reported basis were 31.8% and 34.8%, respectively, whereas on a net income before special charges basis the effective income tax rates were 35.0% and 35.7%, respectively.

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

      The following table sets forth certain information regarding the Company's business segments (dollars in thousands):

                                                                                      TOTAL
                          RETAIL       COMMERCIAL      MORTGAGE      INVESTMENT     REPORTABLE     RECONCILING
                          BANKING        BANKING        BANKING       PORTFOLIO      SEGMENTS       ITEMS (1)        TOTAL
                        -----------    -----------    -----------    -----------    -----------    -----------    -----------
THREE MONTHS ENDED
SEPTEMBER 30, 2001:
Revenue (2) (3)         $   121,783    $    34,234    $   211,920    $     6,511    $   374,448    $    (7,093)   $   367,355
Net income (3)               39,807         13,149         42,693          3,515         99,164         (2,304)        96,860
Segment net income to
  total net income of
  reportable segments          40.1%          13.3%          43.1%           3.5%         100.0%

THREE MONTHS ENDED
SEPTEMBER 30, 2000:
Revenue (2) (3)         $   134,362    $    38,063    $   121,042    $    15,391    $   308,858    $   (19,190)   $   289,668
Net income (3)               44,239         16,559         11,937          9,198         81,933        (12,552)        69,381

Segment net income to
  total net income of
  reportable segments          54.0 %         20.2 %         14.6 %         11.2 %        100.0%

NINE MONTHS ENDED
SEPTEMBER 30, 2001:
Revenue (2) (3)         $   377,121    $   107,891    $   629,697    $    26,586    $ 1,141,295    $   (62,421)   $ 1,078,874
Net income (3)              127,781         43,849        126,515         15,331        313,476        (45,885)       267,591
Segment net income to
  total net income of
  reportable segments          40.8 %         14.0 %         40.3 %          4.9 %        100.0%

NINE MONTHS ENDED
SEPTEMBER 30, 2000:
Revenue (2) (3)         $   398,761    $   108,525    $   339,631    $    42,873    $   889,790    $   (36,717)   $   853,073
Net income (3)              127,789         46,245         27,151         25,491        226,676        (25,406)       201,270
Segment net income to
  total net income of
  reportable segments          56.4%          20.4%          12.0%          11.2%         100.0%

ASSETS AT:
September 30, 2001      $10,989,658    $ 5,392,980    $ 6,988,071    $ 3,030,222    $26,400,931    $   704,589    $27,105,520
September 30, 2000       11,110,249      5,114,592      4,178,006      4,187,871     24,590,718        641,624     25,232,342

-----------
(1) Reconciling items include intersegment eliminations, the Company's funding center, and, for the nine months ended September 30, 2001, the $10.5 million after-tax charge for the cumulative effect of a change in accounting principle.

(2) Revenue reflects net interest income after provision for loan losses plus non-interest income.

(3)   Revenue and net income are presented before special charges.

      The following table provides reconciliations of total revenue before special charges and net income before special charges as presented in the previous table to the Company's reported totals for the periods indicated (in thousands):

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                    -----------------------   -----------------------
                                       2001         2000         2001         2000
                                    ----------   ----------   ----------   ----------
Total revenue before
  special charges                   $  367,355   $  289,668   $1,078,874   $  853,073
Loss upon designation for sale of
  MBS available for sale                    --      (87,441)          --      (87,441)
                                    ----------   ----------   ----------   ----------
Total reported revenue              $  367,355   $  202,227   $1,078,874   $  765,632
                                    ==========   ==========   ==========   ==========

Net income before special           $   96,860   $   69,381   $  267,591   $  201,270
charges
Loss upon designation for sale of
  MBS available for sale                    --      (87,441)          --      (87,441)
Restructuring and other
  special charges                           --      (43,537)      (2,101)     (97,792)
Related income tax benefits                 --       45,058          725       67,140
                                    ----------   ----------   ----------   ----------
Reported net income (loss)          $   96,860   $  (16,539)  $  266,215   $   83,177
                                    ==========   ==========   ==========   ==========

      The Retail Banking segment, which focuses on individuals, includes deposit accounts and related services, securities brokerage services, insurance products, consumer lending activities and a portfolio of residential real estate loans receivable. For the third quarter of 2001, the Retail Banking segment's net income was $39.8 million, a decrease of $4.4 million, or 10.0%, as compared with the same quarter of 2000. This decline mainly reflects the lower market interest rates in 2001 resulting in reduced management accounting-related credits on deposits. This was partially offset by growth in average consumer loans receivable, lower management accounting-related charges on the residential loan portfolio and higher gains on securitized residential loan portfolio sales. The Retail Banking segment's net income for the first nine months of 2001 was $127.8 million, virtually flat from the same period one year ago.

      The Commercial Banking segment, which includes commercial real estate lending and business banking activities, provides both lending and deposit products and services to business customers. The net income generated by the Commercial Banking segment was $13.1 million for the third quarter of 2001, a decrease of $3.4 million from the third quarter of 2000, and $43.8 million for the first nine months of 2001, a decrease of $2.4 million from the comparable year-ago period. These decreases were primarily due to higher provisions for loan losses, the effects of which were partially offset by growth in average loans and deposit levels.

      The Mortgage Banking segment's activities include the production of residential real estate loans for sale into the secondary market and, to a far lesser degree, for the Company's portfolio and servicing loans for the Company and others. The Mortgage Banking segment had net income of $42.7 million for the third quarter of 2001, up $30.8 million from the third quarter of 2000, and $126.5 million for the first nine months of 2001, an increase of $99.4 million from the comparable year-ago period. These increases largely reflect higher loan production and loan sales activities, the effects of which were partially offset by higher non-interest expenses.

      The Investment Portfolio segment invests in certain debt and equity securities and money market investments in conjunction with the Company's overall liquidity and interest rate risk and credit risk management processes. In addition, this segment includes Federal Home Loan Bank of New York ("FHLBNY") stock required to be held by the Holding Company's banking subsidiary, The Dime Savings Bank of New York, FSB (the "Bank"), as a member of the FHLBNY. The net income for the Investment Portfolio segment amounted to $3.5 million for the third quarter of 2001, a decrease of $5.7 million from the comparable quarter of 2000. For the first nine months of 2001, the Investment Portfolio segment's net income was $15.3 million, a decline of $10.2 million from the comparable period of 2000. These declines were primarily due to reductions in MBS.

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

      The Company's assets have historically repriced or matured at a longer term than the liabilities used to fund those assets. At September 30, 2001, the Company used the following derivative instruments in its efforts to reduce the effects on net interest income of its repricing risk associated with certain of its securities available for sale, loans receivable and borrowed funds: (i) interest rate swaps (certain of which are forward starting) where, based on the specified notional amount, the Company either makes fixed-rate payments and receives variable-rate payments or makes variable-rate payments and receives fixed-rate payments, with the variable rates tied to the one- or three-month London Interbank Offered Rate ("LIBOR"); (ii) interest rate caps, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a designated market interest rate (substantially one-month LIBOR) over a specified strike rate, as applied to the specified notional amount; and
(iii) interest rate cap corridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which one-month LIBOR exceeds a specified strike rate up to a maximum rate, as applied to the specified notional amount. In addition, the Company, in connection with its issuance of time deposits, including zero coupon time deposits, with various call features, has entered into: (i) interest rate swaps (certain of which are forward starting) where the Company pays a variable rate based on one- or three-month LIBOR less a specified margin and receives a fixed interest rate; and (ii) zero coupon interest rate swaps, where the Company pays a variable rate based on three-month LIBOR less a margin with the notional amount increasing to par value over its life. These interest rate swaps and zero coupon interest rate swaps have call features that match the hedged time deposits and, when considered together with the related time deposits, that result in short-term repricing liabilities. The Company uses these time deposits to replace short-term repricing wholesale funds.

      At September 30, 2001, the Company used the following derivative instruments to protect against the adverse impact on the value of the Company's mortgage servicing assets of declines in long-term interest rates and the consequent increase in mortgage loan prepayment rates: (i) forward contracts to purchase MBS; (ii) interest rate swaps, as described in the previous paragraph (pay fixed/receive variable interest rate swaps are used to hedge certain risks in the forward contracts to purchase MBS); (iii) interest rate swaptions, where, in exchange for the payment of a premium to the counterparty, the Company has the right, but not the obligation, to enter into pay fixed/receive variable interest rate swap agreements at a future date; (iv) interest rate floors, where, in exchange for the payment of a premium to the counterparty, the Company receives the excess of a specified strike rate over the constant maturity swap index, as applied to the specified notional amount; and (v) interest rate flooridors, where, in exchange for the payment of a premium to the counterparty, the Company receives the amount by which a swap rate is below a specified strike rate up to a minimum rate, as applied to the specified notional amount.

      In addition, the Company hedges the interest rate risk associated with sales of loans into the secondary market. Adverse market interest rate changes between the time an interest rate-lock commitment is granted to a customer and the time the loan is sold to an investor can erode the fair value of that loan. Therefore, at September 30, 2001, the Company used forward sales transactions to hedge its loans held for sale and to manage the interest rate risk on the related interest rate-locked commitment pipeline.

      The following table sets forth the derivative instruments used by the Company at September 30, 2001 for interest rate risk-management purposes (dollars in thousands):

                                                                                        WEIGHTED AVERAGE
                                                                           ESTIMATED    ----------------
                                                              NOTIONAL       FAIR        PAY     RECEIVE
                                                               AMOUNT        VALUE       RATE      RATE
                                                            -----------   -----------   -------  -------
Net interest income risk-management instruments:
  Pay fixed/receive variable interest rate swaps
    hedging:
    Securities available for sale (1)                       $   366,036   $   (33,685)    6.84%    3.29%
    Loans receivable (1)                                      1,511,648      (115,993)    6.28     3.12
  Forward starting pay fixed/receive variable interest
    rate swaps hedging loans receivable (2)                      35,576            68       --       --
  Pay variable/receive fixed interest rate swaps hedging:
    Time deposits (1)                                           275,500         4,268     3.27     6.50
    Borrowed funds (1)                                          500,000        16,468     3.50     5.08
  Forward starting pay variable/receive fixed interest
    rate swaps hedging time deposits (3)                         35,000            38       --       --
  Zero coupon pay variable interest rate swaps
    hedging time deposits (1)                                    16,738          (189)    2.90       --
  Interest rate caps hedging loans receivable (4)                87,846            --       --       --
  Interest rate cap corridors hedging:
    Securities available for sale (5)                            14,000            76       --       --
    Loans receivable (5)                                         64,527           199       --       --
                                                            -----------   -----------
      Total net interest income risk-management
        instruments                                           2,906,871      (128,750)
                                                            -----------   -----------
Mortgage servicing assets risk-management instruments:
  Pay fixed/receive variable interest rate swaps (1)            400,000       (11,441)    4.93     2.59
  Pay variable/receive fixed interest rate swaps (1)            150,000         7,270     3.66     5.86
  Interest rate swaptions (6)                                 1,500,000        21,451       --       --
  Interest rate floors (7)                                    3,540,000        89,301       --       --
  Interest rate flooridors (8)                                  900,000        10,825       --       --
  Forward contracts                                           3,125,000        21,383       --       --
                                                            -----------   -----------
      Total mortgage servicing assets risk-
        management instruments                                9,615,000       138,789
                                                            -----------   -----------
Loans held for sale and related loan commitment
  pipeline risk-management instruments:
    Forward contracts                                         6,746,351       (91,627)      --       --
                                                            -----------   -----------
Total interest rate risk-management instruments             $19,268,222   $   (81,588)
                                                            ===========   ===========

-----------
(1) Variable rates are presented on the basis of rates in effect at September 30, 2001.

(2) The accrual of interest begins in October 2001. The weighted average fixed-rate payable will be 5.11% and the variable-rate receivable will be tied to three-month LIBOR.

(3) The accrual of interest begins in October 2001. The variable-rate payable will be tied to three-month LIBOR and the weighted average fixed-rate receivable will be 6.18%.

(4)   The weighted average strike rate was 6.97%.

(5) The weighted average strike rate was 5.94% and the weighted average maximum rate was 7.44%.

(6)   The weighted average strike rate was 6.43%.

(7)   The weighted average strike rate was 6.24%.

(8) The weighted average strike rate was 5.68% and the weighted average minimum rate was 4.68%.

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

      The following table reflects the repricing of the Company's interest-earning assets, interest-bearing liabilities and related derivative instruments at September 30, 2001. The amount of each asset, liability or derivative instrument is included in the table at the earlier of the next repricing date or maturity. Prepayment assumptions for loans and MBS used in preparing the table are based upon industry standards as well as the Company's experience and estimates. Non-accrual loans have been included in the "Over One Through Three Years" category. Demand deposits, money market deposits and savings accounts are allocated to the various repricing intervals in the table based on the Company's experience and estimates.

                                                              PROJECTED REPRICING
                                                       ---------------------------------
                                                                    OVER ONE
                                                                     THROUGH     OVER
                                                       ONE YEAR       THREE      THREE
                                                        OR LESS       YEARS      YEARS        TOTAL
                                                       --------     --------    --------     --------
                                                                    (DOLLARS IN MILLIONS)
Interest-earning assets                                $ 14,200     $  5,173    $  4,366     $ 23,739
Interest-bearing liabilities                             17,335        3,599       3,234       24,168
                                                       --------     --------    --------     --------
Periodic gap before impact of derivative instruments     (3,135)       1,574       1,132         (429)
Impact of derivative instruments                          1,630          156      (1,786)          --
                                                       --------     --------    --------     --------
Periodic gap                                           $ (1,505)    $  1,730    $   (654)    $   (429)
                                                       ========     ========    ========     ========
Cumulative gap                                         $ (1,505)    $    225    $   (429)
                                                       ========     ========    ========
Cumulative gap as a percentage of total assets             (5.6)%        0.8%       (1.6)%

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

      The following table presents the components of the Company's non-performing assets at the dates indicated (dollars in thousands):

                                            SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                                                 2001           2000             2000
                                            -------------   ------------    -------------
Non-accrual loans:
  Residential real estate                         $36,287        $41,071          $44,537
  Commercial real estate                            4,799          2,348            3,484
  Consumer                                          6,895          8,392            9,924
  Business                                         14,228         15,352           16,013
                                            -------------   ------------    -------------
    Total non-accrual loans                        62,209         67,163           73,958
                                            -------------   ------------    -------------
Other real estate owned, net:
  Residential real estate                           8,594         19,549           16,089
  Commercial real estate                              932            823            1,242
                                            -------------   ------------    -------------
    Total other real estate owned, net              9,526         20,372           17,331
                                            -------------   ------------    -------------
Total non-performing assets                       $71,735        $87,535          $91,289
                                            =============   ============    =============

Non-performing assets to total assets                0.26%          0.34%            0.36%
Non-accrual loans to loans receivable                0.38           0.41             0.46

      The level of loans delinquent less than 90 days may, to some degree, be an indicator of future levels of non-performing assets. The following table sets forth, at September 30, 2001, such delinquent loans of the Company, net of those already in non-performing status (in thousands):

                                              DELINQUENCY PERIOD
                                              ------------------
                                              30 - 59    60 - 89
                                                DAYS       DAYS      TOTAL
                                              -------    -------    -------
Residential real estate                       $37,276    $16,589    $53,865
Commercial real estate                          3,700         --      3,700
Consumer                                       18,432      4,841     23,273
Business                                        7,598        952      8,550
                                              -------    -------    -------
Total                                         $67,006    $22,382    $89,388
                                              =======    =======    =======

      The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated (in thousands):

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                 ----------------------    ----------------------
                                    2001         2000         2001         2000
                                 ---------    ---------    ---------    ---------
Balance at beginning of period   $ 150,337    $ 143,432    $ 144,362    $ 140,296
Provision for loan losses           14,000        7,000       42,000       21,000
Loan charge-offs:
  Residential real estate           (2,033)      (1,858)      (5,847)      (9,956)
  Commercial real estate              (247)        (143)        (539)        (175)
  Consumer                          (3,303)      (2,363)     (10,446)      (8,147)
  Business                          (7,198)        (848)     (21,126)        (973)
                                 ---------    ---------    ---------    ---------
    Total loan charge-offs         (12,781)      (5,212)     (37,958)     (19,251)
                                 ---------    ---------    ---------    ---------
Loan recoveries:
  Residential real estate              112          356          636        1,135
  Commercial real estate                56          200          174          821
  Consumer                             900          877        3,238        2,640
  Business                              28            2          200           14
                                 ---------    ---------    ---------    ---------
    Total loan recoveries            1,096        1,435        4,248        4,610
                                 ---------    ---------    ---------    ---------
    Net loan charge-offs           (11,685)      (3,777)     (33,710)     (14,641)
                                 ---------    ---------    ---------    ---------
Balance at end of period         $ 152,652    $ 146,655    $ 152,652    $ 146,655
                                 =========    =========    =========    =========

      Included in the $21.1 million of business loan charge-offs for the first nine months of 2001 were charge-offs of two individual loans of approximately $9 million each.

      The following table sets forth the Company's allowance for loan losses coverage ratios at the dates indicated:

                                  SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                      2001           2000          2000
                                  -------------  ------------  -------------
Allowance for loan losses to:
  Loans receivable                     0.93%          0.89%         0.91%
  Non-accrual loans                  245.39         214.94        198.29

      The Company is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. The level of credit risk associated with derivative instruments depends on a variety of factors, including the estimated fair value of the instrument, the collateral maintained, the use of master netting arrangements and set-off rights and the ability of the counterparty to comply with its contractual obligations. In the event of default by a counterparty, the Company would be subject to an economic loss that corresponds to the cost to replace the agreement. The Company manages the credit risk associated with its derivative instruments through credit approvals, limits and monitoring procedures, dealing only with counterparties with high credit ratings, obtaining collateral when deemed necessary and including master netting and set-off provisions in its agreements when possible. The Company's credit risk associated with its use of derivative instruments amounted to approximately $41 million at September 30, 2001. There were no past due amounts related to the Company's derivative instruments at September 30, 2001.

FINANCIAL CONDITION

      General

      The Company's total assets amounted to $27.1 billion at September 30, 2001, up 5.5% from $25.7 billion at the end of 2000. This increase was driven by growth in loans held for sale of $1.5 billion, the impact of which was partially offset by a reduction in securities available for sale.

    Securities Available for Sale

      Securities available for sale amounted to $2.3 billion at the end of the 2001 third quarter, down $580.2 million from year-end 2000. Contributing significantly to this decline was a reduction in MBS of $534.0 million.

      The following table summarizes the amortized cost and estimated fair value of securities available for sale at the dates indicated (in thousands):

                                             SEPTEMBER 30, 2001          DECEMBER 31, 2000
                                          ------------------------    ------------------------
                                          AMORTIZED     ESTIMATED     AMORTIZED     ESTIMATED
                                             COST       FAIR VALUE       COST       FAIR VALUE
                                          ----------    ----------    ----------    ----------
MBS:
  Pass-through securities:
    Privately-issued                      $  683,090    $  686,763    $1,357,832    $1,344,297
    U. S. government agencies                738,914       757,879       562,207       560,162
  Collateralized mortgage obligations:
    Privately-issued                         447,563       448,794       493,590       509,982
    U. S. government agencies                     --            --        13,271        12,819
  Interest-only                                  341           244           436           374
                                          ----------    ----------    ----------    ----------
        Total MBS                          1,869,908     1,893,680     2,427,336     2,427,634
                                          ----------    ----------    ----------    ----------
Other debt securities                        384,710       358,929
                                                                         381,709       329,576
Equity securities                             18,213        18,224        93,712        93,833
                                          ----------    ----------    ----------    ----------
Total securities available for sale       $2,272,831    $2,270,833    $2,902,757    $2,851,043
                                          ==========    ==========    ==========    ==========

    Loans Receivable

      Loans receivable (exclusive of the allowance for loan losses) amounted to $16.5 billion at September 30, 2001, an increase of $208.5 million from the level at December 31, 2000. At September 30, 2001, non-residential loans represented 53.4% of total loans receivable, up from 51.4% at December 31, 2000, reflective of the Company's ongoing strategy to increase the percentage of non-residential loans receivable to total loans receivable.

      The following table sets forth a summary of the Company's loans receivable at the dates indicated (dollars in thousands):

                                      SEPTEMBER 30, 2001       DECEMBER 31, 2000        INCREASE
                                    ---------------------    ---------------------     (DECREASE)
                                      AMOUNT      PERCENT      AMOUNT      PERCENT     IN AMOUNT
                                    -----------   -------    -----------   -------    -----------
Residential real estate             $ 7,688,742      46.6%    $ 7,916,035     48.6%    $ (227,293)
Commercial real estate:
  Multi-family                        2,050,959      12.5       1,846,582     11.3        204,377
  Other                               2,462,241      14.9       2,306,292     14.2        155,949
                                    -----------   -------    -----------   -------    -----------
    Total commercial real estate      4,513,200      27.4       4,152,874     25.5        360,326
                                    -----------   -------    -----------   -------    -----------
Consumer:
  Home equity                         2,326,333      14.1       2,063,558     12.7        262,775
  Automobile                            859,736       5.2         878,600      5.4        (18,864)
  Other                                  95,058       0.6         108,219      0.6        (13,161)
                                    -----------   -------    -----------   -------    -----------
    Total consumer                    3,281,127      19.9       3,050,377     18.7        230,750
                                    -----------   -------    -----------   -------    -----------
Business                              1,012,547       6.1       1,167,878      7.2       (155,331)
                                    -----------   -------    -----------   -------    -----------
Total loans receivable              $16,495,616     100.0%    $16,287,164    100.0%   $   208,452
                                    ===========   =======     ===========  =======    ===========

    Deposits

      At September 30, 2001, deposits amounted to $14.6 billion, up from $14.0 billion at the end of 2000. This increase was largely attributable to growth in core deposits (primarily demand deposits) of $548.4 million, or 7.1%.

      The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands):

                                      SEPTEMBER 30, 2001       DECEMBER 31, 2000        INCREASE
                                    ---------------------    ---------------------     (DECREASE)
                                      AMOUNT      PERCENT      AMOUNT      PERCENT     IN AMOUNT
                                    -----------   -------    -----------   -------    -----------
Core:
  Demand                            $ 2,755,098      18.9%   $ 2,240,124      16.0%   $   514,974
  Savings                             2,357,466      16.2      2,239,541      16.0        117,925
  Money market                        3,143,359      21.6      3,227,871      23.1        (84,512)
                                    -----------   -------    -----------   -------    -----------
    Total core                        8,255,923      56.7      7,707,536      55.1        548,387
Time                                  6,305,988      43.3      6,269,405      44.9         36,583
                                    -----------   -------    -----------   -------    -----------
Total deposits                      $14,561,911     100.0%   $13,976,941     100.0%   $   584,970
                                    ===========   =======     ===========  =======    ===========

    Borrowed Funds

      Presented in the table below is the composition of the Company's borrowed funds at the dates indicated (in thousands):

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                            2001            2000
                                                                       -------------    ------------
Short-term borrowings:
  Federal funds purchased                                                 $2,233,000      $1,635,000
  Securities sold under agreements to repurchase                             999,896       1,447,322
  FHLBNY advances                                                          4,600,000       4,487,102
  Other                                                                      219,148          58,097
                                                                       -------------    ------------
    Total short-term borrowings                                            8,052,044       7,627,521
                                                                       -------------    ------------
Long-term debt:
  Guaranteed preferred beneficial interests in Dime Bancorp, Inc.'s
    junior subordinated deferrable interest debentures                       152,262         152,243
  FHLBNY advances                                                          1,120,784       1,091,485
  Senior notes of the Holding Company                                        249,180         592,470
  Other                                                                       31,729          38,668
                                                                       -------------    ------------
    Total long-term debt                                                   1,553,955       1,874,866
                                                                       -------------    ------------
Total borrowed funds                                                      $9,605,999      $9,502,387
                                                                       =============    ============

    Stockholders' Equity

      Stockholders' equity was $2.0 billion at September 30, 2001, up $270.7 million, or 15.7%, from December 31, 2000. The increase was primarily due to net income of $266.2 million.

      While the Holding Company did not repurchase any shares of its common stock during the third quarter of 2001, the Holding Company repurchased 3,848,000 shares of its common stock during the first six months of 2001 at a cost of $116.0 million. These repurchases were made in connection with a program announced in October 2000 under which the Holding Company is authorized to repurchase up to 13,607,664 shares of its common stock. In total, the Holding Company has repurchased 10,690,500 shares of its common stock under this program. Under the terms of the Merger Agreement, without the prior consent of Washington Mutual, the Holding Company is prohibited from repurchasing any of its common stock. The Holding Company does not currently expect to seek such consent from Washington Mutual, although there can be no assurances that the Holding Company will not do so.

      Cash dividends declared and paid per share of the Holding Company's common stock were $0.12 for the third quarter of 2001 and $0.34 for the first nine months of 2001, up from $0.08 for the third quarter of 2000 and $0.22 for the first nine months of 2000. On October 26, 2001, the Holding Company announced the declaration of a cash dividend of $0.12 per share on its common stock. This dividend will be paid on December 4, 2001 to the Holding Company's common stockholders of record as of the close of business on November 20, 2001. Under the terms of the Merger Agreement, the Holding Company, without the prior consent of Washington Mutual, is prohibited from declaring or paying any dividends or distributions on any shares of its stock, except for regular quarterly cash dividends on its common stock at a rate of $0.12 per share, as long as the Holding Company does not need to borrow money to pay that dividend. The Holding Company does not currently expect to seek such consent from Washington Mutual, although there can be no assurances that the Holding Company will not do so.

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

      Excluding funds raised through the capital markets, the primary source of funds of the Holding Company, on an unconsolidated basis, has been dividends from the Bank, whose ability to pay dividends is subject to regulations of the Office of Thrift Supervision (the "OTS"). At September 30, 2001, the Holding Company had available for issuance an aggregate of $250.0 million of debentures, notes or other unsecured evidences of indebtedness under an effective shelf registration with the Securities and Exchange Commission (the "Commission"). The debt securities issuable under this shelf registration, which may be unsubordinated or subordinated to certain other obligations of the Holding Company, may be offered separately or together in one or more series.

REGULATORY CAPITAL

      Pursuant to OTS regulations, the Bank is required to maintain tangible capital of at least 1.5% of adjusted total assets, core ("tier 1") capital of at least 3.0% of adjusted total assets and total risk-based capital of at least 8.0% of risk-weighted assets. The Bank exceeded these capital requirements at September 30, 2001.

      Under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, an institution is considered well capitalized, the highest of five categories, if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of tier 1 capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets is 5.0% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At September 30, 2001, the Bank met the published standards for a well capitalized designation under these regulations.

      The following table sets forth the regulatory capital position of the Bank at the dates indicated (dollars in thousands):

                                     SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                    -------------------     -------------------
                                      AMOUNT      RATIO       AMOUNT      RATIO
                                    ----------    -----     ----------    -----
Tangible and core capital           $1,765,657     6.66%    $1,463,350     5.83%
Tier 1 risk-based capital            1,765,657     9.89      1,463,350     8.54
Total risk-based capital             2,043,309    11.44      1,732,712    10.11

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      3(ii) Amended and Restated Bylaws of the Holding Company.

(b)  REPORTS ON FORM 8-K

      During the three-month period ended September 30, 2001, the Holding Company filed with the Commission the following Current Reports on Form 8-K:

      -- Dated June 25, 2001 and filed on July 6, 2001, detailing certain information regarding the Merger, including the calculation of the exchange ratio for shares of the Holding Company's common stock, under
          Item 5 and filing a copy of the Merger Agreement under Item 7.

      -- Dated and filed on July 19, 2001, reporting the issuance of a press release announcing its financial results for the second quarter of 2001 under Item 5 and filing a copy of the press release under Item 7.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIME BANCORP, INC.
                                    (Registrant)





Dated: November 13, 2001            By:  /s/ Lawrence J. Toal
                                         --------------------
                                         Lawrence J. Toal
                                         Chief Executive Officer, President
                                         and Chief Operating Officer


Dated: November 13, 2001            By:  /s/ Anthony R. Burriesci
                                         ------------------------
                                         Anthony R. Burriesci
                                         Executive Vice President and
                                         Chief Financial Officer


Dated: November 13, 2001            By:  /s/ John F. Kennedy
                                         -------------------
                                         John F. Kennedy
                                         Controller and Chief Accounting Officer